Form 10-Q
period 2010-06-30
ante5, Inc.
filed 2010-08-16
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-49805

ANTE5, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2345075 (I.R.S. Employer Identification No.)

One Hughes Drive, Suite 606, Las Vegas, Nevada 89169
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (323) 330-9881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of August 16, 2010 was 21,292,333.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

June 30,
2010
ASSETS

Current assets:
Cash	$214,732
Accounts receivable	39,549
Investment in debt securities and related put rights	2,400,000
Current portion of contingent consideration receivable	500,364
Total current assets	3,154,645

Contingent consideration receivable, net of current portion	6,932,411

Property and equipment, net	3,467

Total assets	$10,090,523

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$588,924
Royalties payable	406,746
Accrued expenses	13,304
Line of credit	1,133,403
Note payable	500,000
Current portion of deferred tax liability	211,700
Total current liabilities	2,854,077

Deferred tax liability, net of current portion	2,932,700

Total liabilities	5,786,777

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 21,292,333 shares issued and outstanding	21,292
Additional paid-in capital	4,629,087
(Deficit) accumulated during development stage	(346,633)
Total stockholders' equity	4,303,746

Total liabilities and stockholders' equity	$10,090,523

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

April 9, 2010
(Inception) to
June 30, 2010

Revenue	$-

Operating expenses:
General and administrative	70,780
Officer salary	10,417
Professional fees	258,333
Depreciation	619
Total operating expenses	340,149

Net operating loss	(340,149)

Other income (expense):
Interest expense	(8,540)
Interest income	2,056
Total other income (expense)	(6,484)

Loss before provision for income taxes	(346,633)

Provision for income taxes	-

Net (loss)	$(346,633)

Weighted average number of common shares
outstanding - basic and fully diluted	21,292,333

Net (loss) per share - basic and fully diluted	$(0.02)

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

						Deficit
						accumulated
					Additional	during	Total
	Preferred shares		Common shares		paid-in	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	equity

Issuance from spin-off of Ante4, Inc.	-	$-	21,292,333	$21,292	$4,629,087	$-	$4,650,379

Net loss from April 9, 2010
(Inception) to June 30, 2010	-	-	-	-	-	(346,633)	(346,633)

Balance, June 30, 2010	-	$-	21,292,333	$21,292	$4,629,087	$(346,633)	$4,303,746

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

April 9, 2010
(Inception) to
June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(346,633)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation	619
Loss on sale of debt securities	8,363
Common stock options granted	58,425
Decrease (increase) in assets:
Accounts receivable	(5,841)
Contingent consideration receivable	100,210
Increase (decrease) in liabilities:
Accounts payable	139,760
Royalties payable	(8,254)
Accrued expenses	13,304

Net cash used in operating activities	(40,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in spin-off from Ante4, Inc.	258,712
Proceeds from sale of short term investments	1,300,000

Net cash provided by investing activities	1,558,712

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	(1,303,933)

Net cash used in financing activities	(1,303,933)

NET CHANGE IN CASH	214,732
CASH AT BEGINNING OF YEAR	-
CASH AT END OF YEAR	$214,732

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Financial Statements.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements prior to the spin-off of the Company for the fiscal year ended January 3, 2010 and notes thereto included in the Company's Form 10-12/A. The Company follows the same accounting policies in the preparation of interim reports.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC upon inception on April 9, 2010. The ASC does not change GAAP, and did not have an effect on the Company’s financial position, results of operations or cash flows.

Results of operations for the interim periods are not indicative of annual results.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 2 – Spin-Off

On April 16, 2010, the Company, formerly a wholly-owned subsidiary of Ante4, Inc., was spun-off. As a result, on June 14, 2010, Ante4, Inc. distributed a total of 21,292,333 shares of the Company to holders of record of Ante4, Inc. as of the close of trading on April 15, 2010 on a 1:1 basis.

The following table summarizes the fair value of assets acquired and liabilities assumed:

Assets acquired
Cash	$258,712
Accounts receivable	33,708
Investment in debt securities and related put rights	3,708,363
Contingent consideration receivable	7,532,985
Property and Equipment	15,706
Less: accumulated depreciation and depletion	(11,620)
Total assets acquired	11,537,854
Liabilities assumed
Accounts payable	449,164
Royalties payable	415,000
Line of credit	2,437,336
Notes payable	500,000
Deferred tax liability	3,144,400
Total fair value of assets and liabilities acquired	$4,591,954

Note 3 – Related Party

Our President, Chief Executive Officer, Chief Financial Officer and Secretary, Steve Lipscomb, will receive 5% of the royalty stream on the contingent consideration receivable from Peerless Media Ltd. in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009.

Mr. Lipscomb also receives an annual salary of $50,000.

In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. (“Ante4”) common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date (an “Original Ante4 Option”) was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option. The terms are generally intended to preserve the intrinsic value of the original option. As such, the strike prices were adjusted using the ratio of the FMV of one share of Ante5 common stock that was distributed to the FMV of each share of Ante4 common stock at the time of the spin-off. The ratio of the intrinsic value on the first trading day for Ante5, July 1, 2010, relative to the closing share price on the day preceding the distribution of Ante4 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante 5 options. The following Ante5 options as originally issued by Ante4 are held by directors of Ante5, Inc.:

	Number	Strike
Holder	of options	price	Expiration date	Vesting terms
Director	12,000	$0.51	August 9, 2014	Fully vested
Director	12,000	$0.33	May 31, 2016	Fully vested
Director	4,000	$0.29	May 30, 2017	Fully vested
Director	4,000	$0.29	May 30, 2017	Fully vested
Director	4,000	$0.08	May 22, 2018	Fully vested
Director	4,000	$0.08	May 22, 2018	Fully vested
Director	4,000	$0.05	May 20, 2019	Fully vested
Director	4,000	$0.05	May 20, 2019	Fully vested
CEO	125,000	$0.03	February 20, 2019	Fully vested

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

On April 26, 2010 the Company granted 100,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors. The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425.

Note 4 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (“Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”) as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction. The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009. This value is recorded on the balance sheet as of June 30, 2010. In connection with the spin-off described above, on April 16, 2010, Ante4 distributed this asset to a wholly-owned subsidiary, Ante5, Inc., which was immediately spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.

Note 5 – Investments in Debt Securities and Put Rights

As of June 30, 2010, investments in debt securities and put rights consist of the following:

Description	Cost	Unrealized Gains/(Losses)	Fair Value

Auction rate securities (trading securities)	$2,171,717	$228,283	$2,400,000

Investments in debt and other securities that are classified as available for sale or trading securities are the only assets or liabilities that the Company is required to measure at their estimated fair value on a recurring basis. The estimated fair value is determined using inputs from among the three levels of the fair value hierarchy set forth in FASB ASC Topic 820 as follows:

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs - Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability in an orderly market. Management develops these inputs based on the best information available, including internally-developed data and other valuation models.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. None of the Company’s financial instruments are measured based on Level 1 or Level 2 inputs.

As of June 30, 2010, financial assets that are measured and recorded at fair value on a recurring basis consist of the following:

		Fair Value Measurements at
		June 30, 2010
	Carrying
	Value
	June 30, 2010	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$2,171,717	$-	$-	$2,171,717
Put rights	228,283	-	-	228,283
Total	$2,400,000	$-	$-	$2,400,000

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets for identical assets. Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio and related put rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, long term broker credit rating, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio and related put rights is subject to uncertainties that are difficult to predict. Factors that may affect the estimated fair value include changes to credit ratings of ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets and collateral value, broker default risk, discount rates, and evolving market conditions affecting the liquidity of ARS.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The following table summarizes activity in the Company’s ARS portfolio and put rights:

Description	ARS	Put Rights	Total
Balance, April 9, 2010 (inception)	$3,364,734	$335,266	$3,700,000
Change in value of put rights, included in the earnings of Ante4, Inc. prior to the spin-off	-	(106,983)	(106,983)
Change in value of ARS portfolio, included in earnings of Ante4, Inc. prior to the spin-off	106,983	-	106,983
Settlements, net of purchases	(1,300,000)	-	(1,300,000)
Balance, June 30, 2010	$2,171,717	$228,283	$2,400,000

In November 2008, Ante4 accepted an offer from UBS Financial Services (“UBS”) that created new rights and obligations related to the ARS portfolio (the “Put Rights”). The Put Rights permit the Company to require UBS to purchase the ARS at par value, at any time during the period of June 30, 2010 through July 2, 2012. UBS also has the right, in its discretion, to purchase or sell the ARS at any time until July 2, 2012, so long as par value is received. The Company sold the ARS under the Put Rights on July 1, 2010. If the Put Rights had not been exercised before July 2, 2012 they would have expired and UBS would have had no further obligation to buy the ARS.

UBS’s obligations under the Put Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Rights and UBS’s obligations are not guaranteed by any other party.

The Put Rights represent an asset that is separate from the ARS. Ante4 initially recorded $605,000 as the fair value of the Put Rights asset in interest income. The Company also elected to measure the Put Rights at fair value under FASB ASC Topic 825, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in interest income and the value of the Put Rights decreased by $106,983 in the period from April 9, 2010 (inception) to June 30, 2010. The Company did not elect the fair value option for its other financial assets and liabilities.

In connection with the acceptance of the UBS offer in November 2008, Ante4 transferred the ARS from investments available-for-sale to trading securities in accordance with ASC 320. The transfer to trading securities reflects management’s intent to exercise the Put Rights during the period June 30, 2010 to July 3, 2012. Prior to the agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the $605,000 unrealized loss on ARS was included in accumulated other comprehensive gain (loss) as recognized by Ante4 prior to the spin-off. Upon transfer to trading securities, Ante4 recognized a $605,000 reduction in interest income. Unrealized gains and losses are included in Ante4’s interest income and the value of the ARS portfolio increased by $106,983 in the period from April 9, 2010 (inception) to June 30, 2010. Prior to accepting the UBS offer, the ARS were recorded as investments available-for-sale.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

UBS provided the Company with a line of credit, secured by ARS held by UBS, equal to 75% of the estimated fair value of the ARS. Ante4 borrowed $2,661,000 under the line of credit from UBS in February 2009. Interest is charged at the actual interest rate earned by the ARS. The line of credit is due upon demand. At June 30, 2010, $1,133,403 was outstanding under the line of credit, with an additional $666,597 remaining credit available to the Company under the line of credit.

Note 6 – Accrued Expenses

As of June 30, 2010 accrued expenses included the following:

June 30, 2010
Accrued Payroll, Officer	$10,416
Accrued Payroll Taxes	833
Accrued Interest	2,055
$13,304

Note 7 – Note Payable

Note payable consists of the following at June 30, 2010:

June 30, 2010

Unsecured debenture from Ante4, Inc. bearing interest at 2%, due on April 16, 2011	$500,000

Accrued interest on the above promissory note totaled $2,055 at June 30, 2010.

Interest expense totaled $8,540 for the period from April 9, 2010 (inception) to June 30, 2010, of which $2,055 was incurred from the note payable. Interest expense of $6,485 was incurred on the line of credit from UBS.

Note 8 – Stockholders’ Equity

Preferred Stock
On April 9, 2010 (inception) the Company authorized 20,000,000 shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock
On April 9, 2010 (inception) the Company authorized 100,000,000 shares of $0.001 par value common stock.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Stock Distribution
On June 14, 2010, Ante4, Inc. distributed 21,292,333 shares of the common stock of the Company among Ante4, Inc.’s shareholders pursuant to the spin-off of the Company from Ante4, Inc. Each shareholder of record of Ante4, Inc. on April 15, 2010 was issued one share of Ante5, Inc. common stock for each share of Ante4, Inc. common stock owned by the shareholder.

Note 9 – Warrants and Options

Options and Warrants Granted
In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. (“Ante4”) common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date (an “Original Ante4 Option”) was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option. The terms are generally intended to preserve the intrinsic value of the original option. As such, the strike prices were adjusted using the ratio of the intrinsic value of one share of Ante5 common stock that was distributed to the intrinsic value of each share of Ante4 common stock at the time of the spin-off. The ratio of the closing share prices on the first trading day for Ante5, July 1, 2010, relative to the closing share price of Ante4 preceding the distribution date of June 14, 2010 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante 5 options. A total of 269,000 options were carried over in the spin-off with strike prices between $0.03 and $0.92 per share, exercisable over ten years, expiring from August 9, 2014 through May 20, 2019. To the extent the replaced options were vested, the replacement options were also vested. As such, the distributed options were fully vested.

On April 26, 2010, the Company granted 100,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors. The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425.

Options and Warrants Cancelled
No options or warrants were cancelled during the period from April 9, 2010 (inception) to June 30, 2010.

Options and Warrants Expired
No options or warrants expired during the period from April 9, 2010 (inception) to June 30, 2010.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Options Exercised
No options were exercised during the period from April 9, 2010 (inception) to June 30, 2010.

The following is a summary of information about the Stock Options outstanding at June 30, 2010.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $0.92	569,000	8.65 years	$ 0.25	569,000	$ 0.25

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

June 30, 2010

Average risk-free interest rates	1.68%
Average expected life (in years)	5
Volatility	204%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the period from April 9, 2010 (inception) to June 30, 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the period from April 9, 2010 (inception) to June 30, 2010 was $0.30 per option.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price

Balance, April 9, 2010 (Inception)	-0-	$-0-
Options expired	-0-	-0-
Options cancelled	-0-	-0-
Options granted	569,000	0.25
Options exercised	-0-	-0-

Balance, June 30, 2010	569,000	0.25

Exercisable, June 30, 2010	569,000	$0.25

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company does not expect to be able to utilize any net operating loss carry forwards earned prior to the spin-off on April 16, 2010. Current losses recorded during the period from April 9 (inception) to June 30, 2010 as well as additional losses expected for the remainder of 2010 can be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. We have not provided a valuation allowance against our deferred tax liability. As of June 30, 2010, the Company recognized a deferred tax liability of $3,144,400 related to tax deferrals on the gain from the sale of assets to Party Gaming during 2009. There were no recorded unrecognized tax benefits at the end of the reporting period.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 11 – Contingencies

The Company is involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

In connection with the transfer of the Ante5 assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business. We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4, Inc. and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4. Ante5’s obligation to indemnify Ante4 with respect to its former operations and certain tax liabilities is limited to $2.5 million in the aggregate.

The Company periodically maintains cash balances at banks in excess of federally insured amounts. The extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.

Note 12 – Subsequent Events

On July 1, 2010 the Company sold $2,400,000 of its auction rate securities and paid off the $1,133,403 balance on the line of credit from UBS out of the proceeds.

In accordance with ASC 855-10, all subsequent events have been reported through the filing date.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Form 10-Q contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Ante5, Inc.’s (“we,” “us,” or the “Company”) financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;

(b)	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;

(c)
we are subject to certain contingent liabilities of our former parent company, and we have an indemnification obligation of up to $2.5 million of liabilities, if any, that our former parent company may incur to a third party arising from pre-spin-off operations;

(d)	potential fluctuation in quarterly results;

(e)	failure of the Company to earn revenues or to monetize certain claims that it has for payments owed to it;

(f)	material defaults on monetary obligations owed to the Company, resulting in unexpected losses;

(g)	inadequate capital to continue business;

(h)	dissipation of existing assets and failure to acquire or grow a new business;

(i)	lower royalty income than anticipated or the absence of royalty income due to default, or to the absence of revenue, or lower revenue than expected, earned by the Company’s licensees;

(j)	litigation with or legal claims and allegations by outside parties;

(k)	we do not own an operating business and may not be able to acquire one in the future;

(l)	business acquisitions that may be made by us in the future, if any, may not be profitable and may result in substantial losses; and

(m)	the Company may be deemed to be an “investment company” under the Investment Company Act of 1940, as amended, which would impose substantial additional regulatory costs and requirements.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.

The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview and Outlook

The Company is formerly a wholly-owned subsidiary of Ante4, Inc. (“Ante4”), which, on June 14, 2010, spun off the Company to its shareholders of record on April 15, 2010. Ante4 formerly operated as WPT Enterprises, Inc. when it created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes (the “WPT Business”).

On November 2, 2009, Ante4 closed a transaction (the “Party Transaction”) with Peerless Media Ltd., a subsidiary of PartyGaming, PLC (“Party”). In the Party Transaction, Ante4 sold to Party substantially all of Ante4’s operating assets other than cash, investments and certain excluded assets (the “Party Transaction”). As a result of closing the Party Transaction, Ante4 no longer operated the substantial portion of the WPT Business. In connection with the Party Transaction, Ante4 retained the rights to a future royalty stream from the operation of the WPT Business, and certain other assets. Ante4 then transferred substantially all of its non-cash assets and some cash for working capital (together, the “Ante5 assets”) to the Company when it was a wholly-owned subsidiary of Ante4.

As the owner of the Ante5 assets, we have succeeded to Ante4’s rights relating to the WPT Business, which we intend to monetize and manage. The principal Ante5 assets that were spun off consisted of the following:

•
5% of gross gaming revenue and 5% of other revenue of Party generated by the WPT Business and other assets Ante4 sold to Party in the Party Transaction (the “Royalty Stream”). Party has guaranteed a minimum payment to us of $3 million for such Royalty Stream over the three-year period following the closing of the Party Transaction. The Royalty Stream is an obligation only of Peerless Media Ltd. and its immediate parent company, ElektraWorks Ltd., and does not represent a financial obligation of PartyGaming, PLC. Through November 2, 2011, 20% of the proceeds from the Royalty Stream must be deposited in an escrow account to secure Ante4’s indemnification obligations under the purchase agreement for the Party Transaction.

•
Cash and cash equivalents of approximately $259,000 as of April 16, 2010. Accounts payable of approximately $449,000 as of April 16, 2010, and an additional approximately $140,000 in accounts payable was accrued since that date. Furthermore, we must repay $500,000 borrowed from Ante4 pursuant to a promissory note due April 16, 2011, which accrues interest at a rate of two percent (2%) per annum.

•
The right to receive all of the proceeds received by Ante4 with respect to auction rate securities in the amount of approximately $3,700,000 held by Ante4 in its account with UBS Financial Services. Ante5 received those proceeds in full, net of the repayment of a line of credit with UBS Financial Services in the amount of approximately $2,435,999, periodically through July 3, 2010, which resulted in net cash proceeds to us of approximately $1.3 million.

•
Contingent claims and interests relating to (a) payments previously owed to Ante4 by Xyience, Inc., a former sponsor of the WPT television series; (b) WPT China, a business segment of Ante4 for which most activities were shut down in March 2009; (c) Cecure Gaming, for which Ante4 was entitled to 50% of the net revenues and an 8% ownership interest, but whose business is currently in receivership in the British equivalent of a bankruptcy proceeding; and (d) a lawsuit currently pending against Ante4’s former auditors, Deloitte & Touche, LLP.

•	Ante4’s 25% royalty participation, in perpetuity, in the net proceeds of Poker Royalty, LLC, a poker talent management company.

In connection with the transfer of the Ante5 assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business. We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the spin-off, (b) operation or ownership of the Ante5 assets after the effective date of the spin-off, which was on or about April 16, 2010, and (c) certain tax liabilities of Ante4. The Company’s obligation to indemnify Ante4 for Ante4’s pre-spin-off operations and such tax liabilities is limited to $2.5 million in the aggregate.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its financial statements.

Revenue Recognition

The Company recognizes its revenue in accordance with FASB ASC 605. As a development stage company we have not yet recognized revenues. We recognize revenue when collectability is reasonably assured and measurable.

Results of Operations for the Period from April 9, 2010 (Inception) to June 30, 2010

The following table summarizes selected items from the statement of operations for the period from April 9, 2010 (inception) to June 30, 2010.

REVENUE:

The Company was established on April 9, 2010 (inception) and had no operations during the three and six month periods ending June 30, 2009. As such, there were no comparative revenues. As a development stage company, we have not yet commenced operations or recognized revenues. Our proceeds from the sale of assets prior to the spin-off on April 15, 2010 were recognized by Ante4, Inc.

EXPENSES:

For the Period from April 9, 2010 (Inception) to June 30, 2010
General and administrative	$70,780
Officer salary	10,417
Professional fees	258,333
Depreciation	619

Net operating loss	340,149

Other (income) expenses	6,484

Net loss	$346,633

The Company was established on April 9, 2010 (inception) and had no operations during the three and six month periods ending June 30, 2009. As such, there were no comparative expenses.

General and administrative expenses

General and administrative expenses for the period from April 9, 2010 (inception) to June 30, 2010 were $70,780. The increase in our general and administrative expenses consisted of bank fees, health insurance, travel costs, general office expenses, and stock support services, with $58,425 of these costs attributed to costs incurred with respect to the issuance of common stock options to our Board of Directors.

Officer salary

Officer salary expense for the period from April 9, 2010 (inception) to June 30, 2010 was $10,417. Officer salary was a result of the accrual of our CEO’s salary. None of the officer’s annual salary of $50,000 has been paid as of the date of this filing.

Professional fees

Professional fees for the period from April 9, 2010 (inception) to June 30, 2010 were $258,333. The increase in our professional fees was a result of the legal and accounting costs incurred to create the entity and execute the spin-off and file our financial reports under Form 10-12/A with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expense for the period from April 9, 2010 (inception) to June 30, 2010 was $619. We anticipate quarterly depreciation of $743 through the remainder of the year for 2010.

Net operating loss

The net operating loss for the period from April 9, 2010 (inception) to June 30, 2010 was $340,149. Our net operating loss consisted primarily of professional fees and stocks services expense as we created the entity and executed the spin-off from Ante4, Inc. We expect a considerable reduction in professional fees for the remainder of 2010 now that the spin-off has been completed.

Other expenses

Other (income) and expenses for the period from April 9, 2010 (inception) to June 30, 2010 netted to $6,484. The net expense consisted of $6,485 of interest expense related to our line of credit which was subsequently repaid on July 1, 2010, and $2,055 of interest expense accrued on our promissory note payable to Ante4, Inc., as well as $2,056 of interest income earned on auction rate securities that subsequently matured on July 1, 2010.

Net loss

The net operating loss for the period from April 9, 2010 (inception) to June 30, 2010 was $346,633. Our net loss consisted primarily of professional fees, officer salary and stock support services expense as we created and spun-off the entity in anticipation of beginning our operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2010.

June 30, 2010

Current Assets	$3,154,645

Current Liabilities	$2,854,077

Working Capital	$300,568

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flows from operations and development of alternative revenue sources. As of June 30, 2010, we had working capital of $300,568. Upon the spin-off from Ante4, Inc., we assumed a line of credit with an outstanding balance of $2,437,336 which was subsequently repaid on July 1, 2010, and a promissory note of $500,000 payable to Ante4, Inc., our parent company prior to the spin-off. As such, we have not obtained credit or issued securities to fund operations subsequent to the spin-off distribution.

Should we not be able to continue to secure additional financing when needed, we may not be able to grow and may be required to reduce the scope of our current operations, any of which would have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including the identification of new investment and expansion opportunities, the cost and availability of third-party financing for development, and administrative and legal expenses.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek out growth opportunities through investment and acquisitions, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2010, our cash balance was $214,732. Our plan for satisfying our cash requirements for the next twelve months is through proceeds from our contingent consideration receivable related to the sales transaction with Party Gaming, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate generating sufficient proceeds from our contingent consideration receivable to meet our working capital requirements; however, due to the contingent nature of these proceeds we cannot be certain the proceeds will be sufficient to meet our cash requirements over the next twelve months. In the event these proceeds are insufficient, or we identify expansion or investment opportunities we may need to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2010, we had no employees, other than our CEO, Steven R. Lipscomb. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to pursue new opportunities, we anticipate an increase of personnel and may need to hire employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

In connection with the transfer of the Ante5 assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business. We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4 and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4. Ante5’s obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Principal Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTE5, INC.

Dated: August 16, 2010	By:	/s/Steven R. Lipscomb
Steven R. Lipscomb, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2010	By:	/s/Steven R. Lipscomb
Steven R. Lipscomb, Chief Financial Officer (Principal Financial Officer)