Form 10-Q
period 2010-09-30
ante5, Inc.
filed 2010-10-29
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-53952

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

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of October 29, 2010 was 26,303,614.

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	2
	Condensed Balance Sheet at September 30, 2010 (Unaudited)	2
	Condensed Statements of Operations for the three months ended September 30, 2010 and the period from April 9, 2010 (Inception) to September 30, 2010 (Unaudited)	3
	Statement of Stockholders’ Equity at September 30, 2010 (Unaudited)	4
	Condensed Statement of Cash Flows for the period from April 9, 2010 (Inception) to September 30, 2010 (Unaudited)	5
	Notes to the Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4T.	CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	21
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	(REMOVED AND RESERVED)	22
ITEM 5.	OTHER INFORMATION	22
ITEM 6.	EXHIBITS	22
	SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30,
2010
ASSETS

Current assets:
Cash and cash equivalents	$1,345,439
Accounts receivable	7,217
Prepaid expenses	15,234
Current portion of contingent consideration receivable	435,000
Total current assets	1,802,890

Contingent consideration receivable, net of current portion	6,956,620

Property and equipment, net	2,724

Total assets	$8,762,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$406,693
Royalties payable	405,706
Accrued expenses	29,546
Note payable	500,000
Current portion of deferred tax liability	211,700
Total current liabilities	1,553,645

Deferred tax liability, net of current portion	2,932,700

Total liabilities	4,486,345

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 21,292,333 shares issued and outstanding	21,292
Additional paid-in capital	4,610,056
(Deficit) accumulated during development stage	(355,459)
Total stockholders' equity	4,275,889

Total liabilities and stockholders' equity	$8,762,234

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	April 9, 2010
	months ended	(Inception) to
	September 30, 2010	September 30, 2010

Revenue	$-	$-

Operating expenses:
General and administrative	104,404	175,184
Officer salary	12,500	22,917
Professional fees	31,160	289,493
Depreciation	743	1,362
Total operating expenses	148,807	488,956

Net operating loss	(148,807)	(488,956)

Other income (expense):
Other income	140,882	140,882
Interest expense	(2,889)	(11,429)
Interest income	1,988	4,044
Total other income (expense)	139,981	133,497

Loss before provision for income taxes	(8,826)	(355,459)

Provision for income taxes	-	-

Net (loss)	$(8,826)	$(355,459)

Weighted average number of common shares
outstanding - basic and fully diluted	21,292,333	21,292,333

Net (loss) per share - basic and fully diluted	$-	$(0.02)

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

						Deficit
						accumulated
					Additional	during	Total
	Preferred shares		Common shares		paid-in	development	stockholders'
	Shares	Amount	Shares	Amount	capital	stage	equity

Issuance from spin-off of Ante4, Inc.	-	$-	21,292,333	$21,292	$4,629,087	$-	$4,650,379

Net indemnified costs incurred from the spin-off from Ante4, inc.	-	-	-	-	(19,031)	-	(19,031)

Net loss from April 9, 2010
(Inception) to September 30, 2010	-	-	-	-	-	(355,459)	(355,459)

Balance, September 30, 2010	-	$-	21,292,333	$21,292	$4,610,056	$(355,459)	$4,275,889

See Accompanying Notes to Financial Statements.

ANTE5, INC.
(DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

April 9, 2010
(Inception) to
September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(355,459)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation	1,362
Loss on sale of debt securities	8,363
Common stock options granted	58,425
Decrease (increase) in assets:
Accounts receivable	(11,633)
Prepaid expenses	(15,234)
Contingent consideration receivable	141,365
Increase (decrease) in liabilities:
Accounts payable	(23,378)
Royalties payable	(9,294)
Accrued expenses	29,546

Net cash used in operating activities	(175,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in spin-off from Ante4, Inc.	258,712
Proceeds from sale of short term investments	3,700,000

Net cash provided by investing activities	3,958,712

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	(2,437,336)

Net cash used in financing activities	(2,437,336)

NET CHANGE IN CASH	1,345,439
CASH AT BEGINNING OF YEAR	-
CASH AT END OF YEAR	$1,345,439

SUPPLEMENTAL INFORMATION:
Interest paid	$6,854
Income taxes paid	$-

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

Note 2 – Spin-Off

On April 16, 2010, the Company, formerly a wholly-owned subsidiary of Ante4, Inc., was spun-off. As a result, on June 14, 2010 the Company distributed a total of 21,292,333 shares to holders of record of Ante4, Inc. as of the close of trading on April 15, 2010 on a 1:1 basis.

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

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

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

Note 4 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”) as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction. The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009. This value is recorded on the balance sheet as of September 30, 2010. In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to a wholly-owned subsidiary, Ante5, Inc., which was immediately spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at April 9, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company’s financial instruments that must be measured under the new fair value standard consist of cash and cash equivalents and note payable. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements at September 30, 2010
	Carrying
	Value
	September 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,345,439	$1,345,439	$-	$-
Total	$1,345,439	$1,345,439	$-	$-

Liabilities:
Note payable	$500,000	$-	$-	$500,000
Total	$500,000	$-	$-	$500,000

Note 6 – Accrued Expenses

As of September 30, 2010 accrued expenses included the following:

September 30, 2010
Accrued Payroll, Officer	$22,917
Accrued Payroll Taxes	2,054
Accrued Interest	4,575
$29,546

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)
Note 7 – Note Payable

Note payable consists of the following at September 30, 2010:

September 30, 2010

Unsecured debenture from Ante4, Inc. bearing interest at 2%, due on April 16, 2011	$500,000

Accrued interest on the above promissory note totaled $4,575 at September 30, 2010.

Interest expense totaled $11,429 for the period from April 9, 2010 (inception) to September 30, 2010, of which $4,575 was incurred from the note payable. Interest expense of $6,854 was incurred on the line of credit from UBS.

The line of credit from UBS was paid in full and closed with the proceeds of the sale of our auction rate securities on July 1, 2010.

Note 8 – Stockholders’ Equity

Preferred Stock
On April 9, 2010 (inception) the Company authorized 20,000,000 shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock
On April 9, 2010 (inception) the Company authorized 100,000,000 shares of $0.001 par value common stock.

Stock Distribution
On June 14, 2010, Ante4, Inc. distributed 21,292,333 shares of the common stock of the Company among Ante4, Inc.’s shareholders pursuant to the spin-off of the Company from Ante4, Inc. Each shareholder of record on April 15, 2010 was issued one share of Ante5, Inc. common stock for each share of Ante4, Inc. common stock owned by the shareholder.

Note 9 – Warrants and Options

Options and Warrants Granted
In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. (“Ante4”) common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date (an “Original Ante4 Option”) was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option. The terms are generally intended to preserve the intrinsic value of the original option. As such, the strike prices were adjusted using the ratio of the intrinsic value of one share of Ante5 common stock that was distributed to the intrinsic value of each share of Ante4 common stock at the time of the spin-off. The ratio of the closing share prices on the first trading day for Ante5, July 1, 2010, relative to the closing share price of Ante4 preceding the distribution date of June 14, 2010 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante 5 options. A total of 269,000 options were carried over in the spin-off with strike prices between $0.03 and $0.92 per share, exercisable over ten years, expiring from August 9, 2014 through May 20, 2019. All options that were carried over were fully vested.

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

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Options and Warrants Cancelled
No options or warrants were cancelled during the period from April 9, 2010 (inception) to September 30, 2010.

Options and Warrants Expired
No options or warrants expired during the period from April 9, 2010 (inception) to September 30, 2010.

Options Exercised
No options were exercised during the period from April 9, 2010 (inception) to September 30, 2010.

The following is a summary of information about the Stock Options outstanding at September 30, 2010.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $0.92	569,000	8.65 years	$0.25	369,000	$0.25

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

September 30, 2010

Average risk-free interest rates	1.68%
Average expected life (in years)	5
Volatility	204%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the period from April 9, 2010 (inception) to September 30, 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the period from April 9, 2010 (inception) to September 30, 2010 was $0.30 per option.

The following is a summary of activity of outstanding stock options:

		Weighted Average
	Number	Exercise
	of Shares	Price

Balance, April 9, 2010 (Inception)	-0-	$-0-
Options expired	-0-	-0-
Options cancelled	-0-	-0-
Options granted	569,000	0.25
Options exercised	-0-	-0-

Balance, September 30, 2010	569,000	0.25

Exercisable, September 30, 2010	369,000	$0.25

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 10 – Other Income

On August 22, 2010 the Company received $140,861 as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The settlement, in which we maintained our right to audit, released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Note 11 – Income Taxes

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

The Company does not expect to be able to utilize any net operating loss carry forwards earned prior to the spin-off on April 16, 2010. Current losses recorded during the period from April 9 (inception) to September 30, 2010 as well as additional losses expected for the remainder of 2010 can be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. We have not provided a valuation allowance against our deferred tax liability. As of September 30, 2010, the Company recognized a deferred tax liability of $3,144,400 related to tax deferrals on the gain from the sale of assets to Party Gaming during 2009. There were no recorded unrecognized tax benefits at the end of the reporting period.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Contingencies

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

Ante5, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 13 – Subsequent Events

On October 7, 2010, we entered into an asset purchase agreement (the “APA”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire Sellers’ right, title, and interest in certain mineral leases (“Mineral Leases”) in consideration for a total of $2,969,648 of cash, payable in full at the closing, plus 5,011,281 shares of our common stock, plus assignment to the Sellers (or in Sellers’ sole discretion, reservation by the Sellers in their assignment to the Company) of a 2% overriding royalty interest in the Mineral Leases, effective on the closing.  The closing of the purchase and sale of assets will occur upon the satisfaction or waiver of the conditions set forth in the APA, but no later than October 29, 2010 unless Sellers and the Company mutually agree in writing to extend the closing date. Notwithstanding the foregoing, the Company has the right, exercisable in its sole discretion, to unilaterally extend the closing date by up to fifteen (15) more days.  The Company has exercised its right to extend the closing date for fifteen days in accordance with the APA.

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

On October 7, 2010, we entered into an asset purchase agreement (the “APA”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire Sellers’ right, title, and interest in certain mineral leases (“Mineral Leases”) in consideration for a total of $2,969,648 of cash, payable in full at the closing, plus 5,011,281 shares of our common stock, plus assignment to the Sellers (or in Sellers’ sole discretion, reservation by the Sellers in their assignment to the Company) of a 2% overriding royalty interest in the Mineral Leases, effective on the closing.  The closing of the purchase and sale of assets will occur upon the satisfaction or waiver of the conditions set forth in the APA, but no later than October 29, 2010 unless Sellers and the Company mutually agree in writing to extend the closing date, or the Company unilaterally extends the closing date for fifteen days by notifying the sellers in writing.  The Company has exercised its right to extend the closing date for fifteen days in accordance with the APA.

Commensurate with the closing of this acquisition, our new focus will be in the oil & gas industry.  We plan to engage in the exploration, production and development of oil and gas reserves, initially in the Williston Basin in North Dakota targeting the Bakken and Three Forks Formations.

Assuming the closing of the acquisition, the Company’s principal investment objectives will be to:

1.	Engage in oil and gas drilling and production through the development of properties we are currently acquiring in North Dakota, and other oil and gas properties we may acquire in the future.

2.	Monetize and mange the Ante5 Assets.

3.	Provide capital appreciation and liquidity for investors.

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

Results of Operations for the Three Months Ended September 30, 2010

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2010.

Revenue:

The Company was established on April 9, 2010 (inception) and had no operations during the three and nine month periods ending September 30, 2009. As such, there were no comparative revenues. As a development stage company, we have not yet commenced operations or recognized revenues. Our proceeds from the sale of assets prior to the spin-off on April 15, 2010 were recognized by Ante4, Inc.

Expenses:

For the Three Months Ended September 30, 2010
General and administrative	$104,404
Officer salary	12,500
Professional fees	31,160
Depreciation	743

Net operating loss	148,807

Other (income) expenses	(139,981)

Net loss	$8,826

The Company was established on April 9, 2010 (inception) and had no operations during the three and nine month periods ending September 30, 2009. As such, there were no comparative expenses.

General and administrative expenses

General and administrative expenses for three months ended September 30, 2010 were $104,404. Our general and administrative expenses consisted primarily of approximately $1,500 of bank fees, $18,500 of health and directors’ and officer’s insurance, $10,000 of travel costs, $10,000 of general office expenses, and $65,500 of stock support services, primarily due to printing costs associated with the filing of our Form 10/A.

Officer salary

Officer salary expense for the three months ended September 30, 2010 was $12,500. Officer salary was a result of the accrual of our CEO’s salary. None of the officer’s annual salary of $50,000 has been paid as of the date of this filing.

Professional fees

Professional fees for the three months ended September 30, 2010 were $31,160. Our professional fees were a result of the legal and accounting costs to maintain our books and records and file our financial reports as necessary with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expense for the three months ended September 30, 2010 was $743. We anticipate quarterly depreciation of $743 through the remainder of the year for 2010.

Net operating loss

The net operating loss for the three months ended September 30, 2010 was $148,807. Our net operating loss consisted primarily of professional fees and stocks services expense as we established our business and executed the spin-off from Ante4, Inc.

Other (income) and expenses

Other (income) and expenses for the three months ended September 30, 2010 was ($139,981) on a net basis. The net other income consisted of $2,889 of interest expense related to accrued interest on our promissory note payable to Ante4, Inc., as well as $1,988 of interest income earned on the proceeds from auction rate securities that matured on July 1, 2010.  Our line of credit was also paid in full on July 1, 2010 with the proceeds of the sale of these securities.  We also received $140,861 as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The settlement released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Net loss

The net loss for the three months ended September 30, 2010 was $8,826. Our net loss consisted primarily of professional fees, officer salary and stock support services expense, netted against our other income, as we established our business.

Results of Operations for the Period from April 9, 2010 (Inception) to September 30, 2010

The following table summarizes selected items from the statement of operations for the period from April 9, 2010 (inception) to September 30, 2010.

Revenue:

The Company was established on April 9, 2010 (inception) and had no operations during the three and nine month periods ending September 30, 2009. As such, there were no comparative revenues. As a development stage company, we have not yet commenced operations or recognized revenues. Our proceeds from the sale of assets prior to the spin-off on April 15, 2010 were recognized by Ante4, Inc.

Expenses:

For the Period from April 9, 2010 (Inception) to September 30, 2010
General and administrative	$175,184
Officer salary	22,917
Professional fees	289,493
Depreciation	1,362

Net operating loss	488,956

Other (income) expenses	(133,497)

Net loss	$355,459

The Company was established on April 9, 2010 (inception) and had no operations during the three and nine month periods ending September 30, 2009. As such, there were no comparative expenses.

General and administrative expenses

General and administrative expenses for the period from April 9, 2010 (inception) to September 30, 2010 were $175,184. Our general and administrative expenses consisted primarily of approximately $3,500 of bank fees, $20,000 of health, and directors’ and officer’s insurance, $14,000 of travel costs, $11,000 of general office expenses, and $68,000 of stock support services, primarily due to printing costs associated with the filing of our Form 10/A., as well as, $58,425 attributed to costs incurred with respect to the issuance of common stock options to our Board of Directors.

Officer salary

Officer salary expense for the period from April 9, 2010 (inception) to September 30, 2010 was $22,917. Officer salary was a result of the accrual of our CEO’s salary. None of the officer’s annual salary of $50,000 has been paid as of the date of this filing.

Professional fees

Professional fees for the period from April 9, 2010 (inception) to September 30, 2010 were $289,493. Our professional fees were a result of the legal and accounting costs incurred to establish our business and execute the spin-off and file our financial reports as necessary with the Securities and Exchange Commission (SEC).

Depreciation

Depreciation expense for the period from April 9, 2010 (inception) to September 30, 2010 was $1,362. We anticipate quarterly depreciation of $743 through the remainder of the year for 2010.

Net operating loss

The net operating loss for the period from April 9, 2010 (inception) to September 30, 2010 was $488,956. Our net operating loss consisted primarily of professional fees and stocks services expense as we established our business and executed the spin-off from Ante4, Inc.

Other (income) and expenses

Other (income) and expenses for the period from April 9, 2010 (inception) to September 30, 2010 was ($133,497) on a net basis. The net other income consisted of $11,429 of interest expense, comprised of $4,575 of accrued interest on our promissory note payable to Ante4, Inc. and $6,854 of interest on our line of credit, as well as $4,044 of interest income earned on the proceeds from auction rate securities that matured on July 1, 2010.  Our line of credit was also paid in full on July 1, 2010 with the proceeds of the sale of these securities.  We also received $140,861 as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The settlement released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Net loss

The net loss for the period from April 9, 2010 (inception) to September 30, 2010 was $355,459. Our net loss consisted primarily of professional fees, officer salary and stock support services expense, netted against our other income, as we established our business.

Liquidity and capital resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2010.

September 30, 2010

Current Assets	$1,802,890

Current Liabilities	$1,553,645

Working Capital	$249,245

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flows from operations and development of alternative revenue sources. As of September 30, 2010, we had working capital of $249,245. Upon the spin-off from Ante4, Inc., we assumed a line of credit with an outstanding balance of $2,437,336 which was subsequently repaid on July 1, 2010, and a promissory note of $500,000 payable to Ante4, Inc., our parent company prior to the spin-off. As such, we have not obtained credit or issued securities to fund operations subsequent to the spin-off distribution.

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

We anticipate that we may incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek out growth opportunities through investment and acquisitions, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2010, our balance of cash and cash equivalents was $1,345,439. Our plan for satisfying our cash requirements for the next twelve months is through proceeds from our contingent consideration receivable related to the sales transaction with Party Gaming, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate generating sufficient proceeds from our contingent consideration receivable to meet our working capital requirements; however, due to the contingent nature of these proceeds we cannot be certain the proceeds will be sufficient to meet our cash requirements over the next twelve months. In the event these proceeds are insufficient, or we identify expansion or investment opportunities, we may need to make appropriate plans to secure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

As of September 30, 2010, we had no employees, other than our CEO, Steven R. Lipscomb. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Principal Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the period from April 9, 2010 (inception) through September 30, 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Entry into a Material Agreement

On October 7, 2010, we entered into an asset purchase agreement (the “APA”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire Sellers’ right, title, and interest in certain mineral leases (“Mineral Leases”) in consideration for a total of $2,969,648 of cash, payable in full at the closing, plus 5,011,281 shares of our common stock, plus assignment to the Sellers (or in Sellers’ sole discretion, reservation by the Sellers in their assignment to the Company) of a 2% overriding royalty interest in the Mineral Leases, effective on the closing.  The closing of the purchase and sale of assets will occur upon the satisfaction or waiver of the conditions set forth in the APA, but no later than October 29, 2010 unless Sellers and the Company mutually agree in writing to extend the closing date. Notwithstanding the foregoing, the Company has the right, exercisable in its sole discretion, to unilaterally extend the closing date by up to fifteen (15) more days.  The preceding description of the Agreement is qualified in its entirety by the terms of the Agreement, a copy of which is attatched as an exhibit to our report on Form 8-K, dated October 7, 2010, as filed with the Securities and Exchange Commission.

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

ANTE5, INC.

Dated: October 29, 2010	By:	/s/Steven R. Lipscomb
Steven R. Lipscomb, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2010	By:	/s/Steven R. Lipscomb
Steven R. Lipscomb, Chief Financial Officer (Principal Financial Officer)