Form 10-K
period 2010-12-31
ante5, Inc.
filed 2011-03-31
CIK 1490161

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

Commission file number 000-53952

ANTE5, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

10275 Wayzata Blvd. Suite 310, Minnetonka, Minnesota 55305
(Address of principal executive offices) (Zip Code)

(952) 426-1241
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,258,467 as of June 30, 2010 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 38,798,576 shares outstanding of the registrant’s common stock as of March 30, 2011.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items making assumptions regarding actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•
we are subject to certain contingent liabilities of our former parent company, and we have an indemnification obligation for certain liabilities, if any, that our former parent company may incur to a third party arising from pre-spin-off operations;

•	potential fluctuation in quarterly results;
•	our failure to earn revenues or to monetize claims that we have for payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	unavailability of oil and gas prospects to acquire;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	lower royalty income than anticipated or the absence of royalty income due to default or for other reasons; and
•	litigation, disputes and legal claims involving outside parties.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I

ITEM 1. BUSINESS

Overview

Ante5, Inc. (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Voyager Oil & Gas, Inc.), became effective.  We became a publicly traded company when our shares began trading on July 1, 2010.  Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trend in North Dakota.  Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells.  We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis.  Occasionally we also purchase working interests in producing wells.

We also inherited material interests from our former parent company prior to our spin off.  These historical interests relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We are entitled to royalty payments from that license agreement.  We manage our historical interests to monetize them.  We are in the process of changing our name to Ante5 Oil & Gas, Inc. and to change our state of incorporation from the State of Delaware to the State of Nevada.  Our common stock is currently traded on the Pink Sheets under the trading symbol “ANFC.”

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of March 21, 2011, we controlled approximately 5,686 net acres in the Williston Basin and owned working interests in 18 gross wells representing 0.62 of a net well that are preparing to drill, drilling, awaiting completion, completing or producing.

Through alliances we have with partners on the ground in the Williston Basin region, we believe that we are able to create value through opportunistic acreage acquisitions. We believe our business model enhances our ability to identify and acquire high value acreage in the rapidly expanding Bakken and Three Forks trend.  Because we purchase smaller interests in multiple drilling units, we are able to diversify our risk across numerous wells.  We believe that our prospective success revolves around our ability to acquire mineral rights and participate in drilling activities by virtue of our ownership of such rights and through the relationships we have developed with our operating partners.

As a non-operating working interest partner, we participate in drilling activities primarily on a heads-up basis.  Before a well is spud, an operator is required to offer all mineral lease owners in the designated well spacing unit the right to participate in the drilling and production of the well.  Drilling costs and revenues from oil and gas sales are split pro-rata based on acreage ownership in the designated drilling unit.  We rely on our operator partners to identify specific drilling sites, permit, and engage in the drilling process.  As a non-operator we are focused on maintaining a low overhead structure.

We commenced our oil and gas business in the fall of 2010 and, although we have had successful discoveries late in 2010, we had no proven oil reserves at the end of 2010.  As our oil production grows, we will engage independent professional reservoir engineering firms to evaluate our oil and gas properties and issue reserve reports.  Our goal is to deploy our capital to maximize our oil and gas production and reserves.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage.  We are generally a minority working interest owner in our wells. We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We will assess each drilling opportunity on a case-by-case basis going forward.  We will participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas.  In 2010, we participated in the drilling of all new wells that included any of our acreage. At present time, we expect to participate in substantially all, if not all, of the wells proposed to us.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell crude oil and natural gas produced from wells in which we have an interest. Our operating partners coordinate the transportation of our crude oil production from our wells to appropriate pipelines pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts. The price at which production is sold generally is tied to the spot market for crude oil. Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.

Competition

The crude oil and natural gas industry is intensely competitive, and we compete with numerous other crude oil and natural gas exploration and production companies.  Most of these companies have substantially greater resources than we have. Our competitors not only explore for and produce crude oil and natural gas, but many also conduct midstream and refining operations and market petroleum products on a regional, national or worldwide basis. These additional operations may enable them to pay more for exploratory prospects and productive crude oil and natural gas properties than us. They also may have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may have the resources to absorb the burden of existing and changing federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in acquiring crude oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and human resources than other companies in our industry.

Marketing and Customers

The market for crude oil and natural gas depends on factors beyond our control, including the extent of domestic production and imports of crude oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for crude oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The crude oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our crude oil production is expected to be sold at prices tied to the spot crude oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production. Our operating partners include a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms of lease agreements that provide our company the right to drill and maintain wells in specific geographic areas. All lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and used in the crude oil and natural gas industry for many years.  Most of our leases are acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

In general, our lease agreements stipulate three to five year terms including extension options. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced. Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. Given the current pace of drilling in the Bakken play at this time, we do not believe lease expiration issues will materially affect our North Dakota position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the crude oil and natural gas exploration and production industry as a whole.

Regulation of Crude Oil and Natural Gas Production

Our crude oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration and production of crude oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of crude oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the crude oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

▪	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
▪	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
▪	impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines and injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations of them could have a significant impact on our company, as well as the crude oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste”, and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain crude oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company to significant expenses or could force our company to discontinue certain operations.

Climate Change

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to crude oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling greenhouse gas emissions.  Future legislation and regulation could impose additional restrictions in connection with our drilling and production activities and favor use of alternative energy sources, which could increase operating costs and reduce demand for crude oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

Our Historical Interests

General.  When operating WPT Enterprises, Inc. (“WPT”), Ante4 created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes.  In January 2008, Ante4 launched ClubWPT.com, a subscription-based online poker club targeted to the estimated 60 million poker players in the United States.  Ante4 also licensed its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and was engaged in the sale of corporate sponsorships.  All of these entertainment and consumer products businesses were sold in November 2009 to PartyGaming, PLC in Ante4’s transaction with Peerless Media, Ltd., a wholly owned subsidiary of PartyGaming.  PartyGaming is one of the largest online gaming companies in the world.  In the transaction, PartyGaming assumed an affirmative obligation to generate online gaming and other revenue with the WPT brand in order to generate royalty revenues (the “Royalty Stream”).

Royalty Stream.  Our principal historical asset is now the Royalty Stream which consists of, in perpetuity from the closing of the transaction with Peerless Media, 5% of gross gaming revenue and 5% of other revenue generated by our business and assets sold to PartyGaming in the transaction.  “Gross gaming revenue” means all revenue of PartyGaming and its affiliates generated by our sold business and assets that are attributable to gaming, less certain taxes.  “Other revenue” means all revenues of PartyGaming and its affiliates generated by our sold business and assets, other than gross gaming revenue, less certain taxes and certain out-of-pocket expenses incurred by PartyGaming or its affiliates.  Although the Royalty Stream will be ongoing in perpetuity, PartyGaming has guaranteed a minimum payment to us of $3 million for such Royalty Stream over the three-year period following the closing of the transaction.  This minimum payment of $3 million has no impact on royalty payments subsequent to the three year period.  The Royalty Stream is an obligation of Peerless Media and its immediate parent company, ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming.

PartyGaming is depositing 20% of the Royalty Stream into an escrow account over the two years following the closing of the transaction to secure our indemnification obligations and other obligations to PartyGaming in connection with the transaction.  These indemnification obligations cover potential damages and lost profits as a result of a misrepresentation or breach of any representation or warranty, or the failure by us to fulfill any covenant contained in the asset purchase agreement in the transaction.  Damages must exceed $150,000 before we are required to pay the claims and the aggregate damages may not exceed $9 million.  In addition, our former president, chief executive officer and secretary, Steve Lipscomb, will receive 5% of the Royalty Stream in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by WPT’s Board of Directors in February 2009.  We are currently in a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding its lack of performance under our agreement with it.  See “Item 3. Legal Proceedings.”

Our historical interests also include our contingent claims and interests relating to (a) a lawsuit currently pending by Ante4 against its former auditors, Deloitte & Touche, LLP, (b) payments previously owed to Ante4 by Xyience, Inc., a former sponsor of the WPT television series (now in Chapter 11 bankruptcy proceedings); and (c) a 10% interest in WPT China, a business segment of Ante4 for which most activities were shut down in March 2009.

In connection with the transfer of the historical interests to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses from certain operations of Ante4 prior to the effective date of its merger with Plains Energy Investments, Inc. in April 2010, (b) operation or ownership of the historical interests after the merger effective date, and (c) certain tax liabilities of Ante4.  Our obligation to indemnify Ante4 is limited to $2.5 million and terminates on or about April 15, 2012.

Employees

We currently have three full time employees: our chief executive officer, chief financial officer and chief operating officer. Our chief executive officer and chairman, Bradley Berman, is responsible for all material policy-making decisions, with the support of James Moe, our chief financial officer, and Joshua Wert, our chief operating officer. As drilling and production activities continue to increase, we may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and reservoir engineering. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305. Our office space consists of approximately 700 square feet leased pursuant to an office sublease agreement that commenced in December 2010. The owner of the building in which we are located is a company wholly owned by our chief executive officer.  We believe our current office space is sufficient to meet our needs for the foreseeable future.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our production activities occur within North Dakota.

Available Information – Reports to Security Holders

Our website address is www.ante5oil.com.  We intend to make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC.  These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We also intend to post to our website our Audit Committee Charter and our Code of Ethics, in addition to all pertinent company contact information.

ITEM 1A. Risk Factors

Risks Related to our Business

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on potential future crude oil hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection. We believe we will need additional capital and financing to fund our 2011 drilling forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

We may be unable to obtain the additional capital that we need to implement our business plan, which could restrict our ability to grow.

We do not expect that our cash position and revenues from crude oil and natural gas sales will be sufficient to fund our 2011 drilling plan unless we purposely restrict our planned growth. We will require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital or financing if and when required. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow.  We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We are currently seeking a revolving credit facility to finance our expected drilling and completion costs. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

Any additional capital raised through the sale of equity would dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity holders. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect. Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties, and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We have a limited operating history and may not be successful in becoming profitable.

We have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries. As of December 31, 2010, we had not generated revenues from operations.  We have incurred operating losses since our inception in April 2010.  There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including: our ability to raise adequate working capital; success of our development and exploration; demand for natural gas and crude oil; the level of our competition; our ability to attract and maintain key management and employees; and our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs. To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or crude oil.

We are highly dependent on Bradley Berman, our chief executive officer and chairman, and our other executive officers. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon (1) the continued contributions of Bradley Berman, our chief executive officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of James Moe and Joshua Wert, our chief financial officer and chief operating officer, and (2) on our ability to retain and attract experienced engineers, geoscientists and other technical and professional consultants. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them.  Any of our executive officers may terminate their employment with our company at any time.

Our lack of diversification will increase the risk of an investment in our company, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the crude oil and natural gas industry in a limited number of properties, primarily in North Dakota. Larger companies have the ability to manage their risk by diversification. We lack diversification in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile.  If we do not diversify our operations, our financial condition and results of operations could deteriorate.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants.  Our success will also depend on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to acquire suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will use the business relationships of our management and develop new relationships to enter into strategic relationships. These relationships may take the form of mineral lease purchase agreements, joint ventures, joint operating agreements, referral agreements and other contractual arrangements with outside individuals and crude oil and natural gas companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities that we would not otherwise be inclined to do independent of these strategic relationships.  If sufficient strategic relationships are not established and maintained, our business prospects, financial condition and results of operations may be materially adversely affected.

As a non-operator, our development of successful operations relies extensively on third-parties who, if not successful, could have a material adverse affect on our results of operation.

We have only participated in wells operated by third-parties. Our current ability to develop successful business operations depends on the success of our consultants and drilling partners. As a result, we do not control the timing or success of the development, exploitation, production and exploration activities relating to our leasehold interests. If our consultants and drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operations would be materially adversely affected.

Competition in obtaining rights to explore and develop crude oil and natural gas reserves and to market our production may impair our business.

The crude oil and natural gas industry is highly competitive. Other crude oil and natural gas companies may seek to acquire crude oil and natural gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition is increasingly intense as commodity prices of crude oil have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

▪	meet our capital needs;
▪	expand our systems effectively or efficiently or in a timely manner;

▪	allocate our human resources optimally;
▪	identify and engage qualified employees and consultants, or retain valued employees and consultants; or
▪	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our financial condition and results of operations may be materially adversely affected.

We may engage in hedging activities that could result in financial losses, which may adversely affect your investment in our common stock.

We may enter into swap arrangements from time-to-time to hedge our expected production depending on reserves and market conditions. While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if crude oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is less than expected, there is a widening of price differentials between delivery points for our production, or the counterparties to our hedging agreements fail to perform under the contracts.

Risks Related To Our Industry

Crude oil and natural gas prices are very volatile. A protracted period of depressed crude oil and natural gas prices may adversely affect our business, financial condition, results of operations and cash flows.

The crude oil and natural gas markets are very volatile, and we cannot predict future crude oil and natural gas prices. The price we receive for our crude oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

▪	changes in global supply and demand for crude oil and natural gas;
▪	the actions of the Organization of Petroleum Exporting Countries;
▪	the price and quantity of imports of foreign crude oil and natural gas;
▪	competitive measures implemented by our competitors and by domestic and foreign governmental bodies;
▪
political conditions in nations that traditionally produce and export significant quantities of crude oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;

▪	domestic and foreign economic volatility and stability;
▪	the level of global crude oil and natural gas exploration and production activity;
▪	the level of global crude oil and natural gas inventories;
▪	weather conditions;
▪	technological advances affecting energy consumption;
▪	domestic and foreign governmental regulations;
▪	proximity and capacity of crude oil and natural gas pipelines and other transportation facilities;
▪	the price and availability of competitors’ supplies of crude oil and natural gas in captive market areas; and
▪	the price and availability of alternative fuels to replace or compete with crude oil and natural gas

The recent worldwide financial and credit crisis reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets led to a worldwide economic recession. The slowdown in economic activity caused by future similar recessions could reduce worldwide demand for energy resulting in lower crude oil and natural gas prices and restrict our access to liquidity and credit.  Lower crude oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of crude oil and natural gas that we can produce economically, potentially lowering our reserves. A substantial or extended decline in crude oil or natural gas prices may result in impairments of our proved crude oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or borrow to cover any such shortfall. Lower crude oil and natural gas prices may also reduce our ability to borrow or obtain credit to finance our operations.

Drilling for and producing crude oil and natural gas are high risk activities with many uncertainties and may not be commercially successful, and the advanced technologies we use cannot eliminate exploration risk.

Our future success will depend on the success of our development, production and exploration activities. Our crude oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable crude oil or natural gas production.  These risks are more acute in the early stages of exploration.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Our expenditures on exploration may not result in new discoveries of crude oil or natural gas in commercially viable quantities. Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data.  Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations. Further, many factors may curtail, delay or cancel drilling, including the following:

▪	delays imposed by or resulting from compliance with regulatory requirements;
▪	pressure or irregularities in geological formations;
▪	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs;
▪	equipment failures or accidents; and
▪	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

As a non-operator of oil and gas wells, we do not have sufficient control to manage these conditions, and the risks from them cannot entirely be eliminated.  The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition or results of operations.

We may not be able to develop crude oil and natural gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If we continue to succeed in discovering crude oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional crude oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the crude oil and natural gas we develop and to effectively distribute our production into our markets.  Future crude oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no assurance that advanced technology in the oil and gas industry such as three dimensional (3-D) seismic data and visualization techniques will result in the discovery of commercial quantities of hydrocarbons.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. As a non-operator of oil and gas wells, we do not have sufficient control to manage these conditions, and the risks from them generally cannot entirely be eliminated. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our crude oil and natural gas interests.

Estimates of crude oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We make estimates of crude oil and natural gas reserves, upon which we base our financial projections. We make these reserve estimates using various assumptions, including assumptions as to crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as crude oil and natural gas prices and interest rates, will also impact the value of our reserves. Determining the amount of crude oil and natural gas recoverable from various formations where we have exploration and production activities involves great uncertainty. The process of estimating crude oil and natural gas reserves is complex and will require us to use significant assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our crude oil and natural gas interests.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of crude oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others. The occurrence of any of these events could significantly increase our costs or reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We may seek to maintain insurance (including insurance maintained by our industry operators) with respect to these hazards, however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Crude oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial, and unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of crude oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty distributing our production, which could harm our financial condition.

In order to sell the crude oil and natural gas that we are able to produce, the operators of our wells may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our crude oil and natural gas production, increasing our expenses.  Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of crude oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Environmental risks may adversely affect our business.

All phases of the crude oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with crude oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures, and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of crude oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability (or the ability of our industry operators) to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governmental authorities, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations or otherwise materially adversely affect our financial condition and results of operations.

Challenges to our properties may impact our financial condition.

Title to crude oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired. To mitigate title problems, common industry practice is to obtain a Title Opinion from a qualified crude oil and natural gas attorney prior to the drilling operations of a well.

We will rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our acquisition, exploration, development and production activities. We will be required to continually access enhanced and updated technology to maintain our capability and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the technology available to us, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, such technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Risks Related to our Historical Interests

PartyGaming and its subsidiaries may not honor their obligations in connection with the Royalty Stream.  PartyGaming made significant representations, warranties and commitments to Ante4 including the commitment to pay Ante4 5% of future gross gaming revenues and 5% of other future gross revenues (less certain taxes and costs) earned by it with the assets purchased by Peerless Media, Ltd., a wholly owned subsidiary of PartyGaming, from Ante4.  PartyGaming has agreed that the Royalty Stream will be at least $3 million over the three year period following the close of the asset purchase agreement, or otherwise PartyGaming will make up the shortfall to $3 million at the end of the period.  ElectraWorks Ltd., a wholly owned operating subsidiary of PartyGaming, has guaranteed all of PartyGaming’s obligations in connection with the Royalty Stream.  The Royalty Stream is not guaranteed by, and does not represent a financial obligation of, PartyGaming, PLC.  PartyGaming or alternatively Peerless Media, Ltd. or ElectraWorks Ltd. may not honor their obligations in connection with the Royalty Stream.  If PartyGaming, Peerless Media, Ltd. and ElectraWorks Ltd. do not honor their obligations in connection with the Royalty Stream and we are not paid in full for our participation right, our financial condition, operating results and business operations may be materially adversely affected.

Valuation of the Royalty Stream is based on assumptions that may turn out to be invalid or untrue.  Ante4 engaged third party valuation experts to ascertain the value of the Royalty Stream, which was recorded on our balance sheet commensurate with the spin-off on April 16, 2010.  Their valuation of the Royalty Stream utilized assumptions and projections prepared in conjunction with Ante4 management that may turn out to be invalid or untrue.  We subsequently engaged third party valuation experts to assist us in testing for impairment of the Royalty Stream as determined by our management.  The test indicated partial impairment and a valuation allowance has been recognized against the asset, accordingly.  Our subsequent valuation of the Royalty Stream utilized assumptions and projections prepared in conjunction with Ante5 management that may, at a later date, turn out to be invalid or untrue.  Therefore, our value of the Royalty Stream over time may differ significantly from the value recorded on our balance sheet, which could negatively affect our financial condition and results of operations.  Testing of the Royalty Stream valuation will occur on an annual basis and may result in further impairment.

The future revenues to be derived from activities of PartyGaming cannot be predicted.  The revenues to be derived by us from the Royalty Stream, and the value to us of the Royalty Stream, depend on the operation of the WPT business by PartyGaming. One of these business activities of PartyGaming is a gaming website utilizing the WPT assets, which PartyGaming launched in January 2010.  In evaluating the value of the Royalty Stream, investors in our common stock should consider that we have no control over the operation of the WPT business by PartyGaming, and thus management can make no prediction as to the ultimate results of these operations.

The future relationship with PartyGaming cannot be predicted.  We have a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding the lack of performance by it on the Royalty Stream that it has covenanted to pay with respect to the WPT Business purchased by it from Ante4 in November 2009.  If the dispute is not settled to our satisfaction, we intend to assert our claims against Peerless Media, Ltd. and PartyGaming, PLC in arbitration.  There is no assurance that the dispute will be settled or that we will prevail in the arbitration, or that even if we prevail, we will collect the royalties we seek or any additional royalties at all.  There is no assurance that Peerless Media, Ltd. will not file counterclaims against us.

Current economic conditions may adversely affect the revenues derived from the Royalty Stream and our ability to monetize our other assets.  The revenues to be derived by us from the Royalty Stream depend on the revenues of the WPT business now owned by PartyGaming. Current worldwide economic conditions may affect the revenues PartyGaming derives from U.S. and international licensing fees, from online gaming activities and from other business activities included in the WPT business. Further adverse economic conditions may also affect the financial strength and liquidity of PartyGaming and its subsidiary, ElectraWorks, Ltd., and thus may affect the ability of those companies to make the minimum royalty payment of $3 million required in connection with the Royalty Stream.  Our ability to monetize the other historical interests assets may also be affected by adverse economic conditions.

We are still subject to continuing contingent liabilities of Ante4.  There are several significant areas where the liabilities of Ante4 may become our obligations.  For example, under the Internal Revenue Service Code and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period.  We have entered into a distribution agreement with Ante4 that will allocate the responsibility for pre-spin-off taxes of our consolidated tax reporting group between us and Ante4 and its subsidiaries.  If Ante4 were unable to pay its portion of the liabilities, we could be required to pay the entire amount of such taxes.  Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities, for which we have agreed to indemnify Ante4.

Potential liabilities associated with certain obligations in the distribution agreement relating to tax sharing cannot be precisely quantified at this time.  Under the tax sharing terms of the distribution agreement governing our spin-off from Ante4, we will generally be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the date of the spin-off.  We have also agreed to be responsible for all taxes imposed on us or Ante4 and its subsidiaries for any period before Ante4’s merger with Plains Energy Investments, Inc. in April 2010, up to the aggregate limit of $2.5 million for our indemnification of Ante4 for pre-merger liabilities.  Our liabilities under the tax sharing agreement could have a material adverse effect on us.  At this time, we cannot precisely quantify the amount of liabilities we may have under the tax sharing agreement and there can be no assurances as to their final amounts.

Risks Related to our Common Stock

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

▪
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new acquisitions, reserve discoveries or other business initiatives by us or our competitors;
▪	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
▪	fluctuations in revenue from our crude oil and natural gas business as new reserves come to market;
▪	changes in the market for crude oil and natural gas commodities and/or in the capital markets generally;
▪	changes in the demand for crude oil and natural gas, including changes resulting from economic conditions, governmental regulation or the introduction or expansion of alternative fuels;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	challenges associated with timely SEC filings;
▪	illiquidity and lack of marketability by being a pink sheet traded stock;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;

▪	announcements of technological innovations or new products available to the crude oil and natural gas industry;
▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of crude oil and natural gas reserves that we are able to discover and develop, expenses that we incur, the prices of crude oil and natural gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Shareholders will experience dilution upon the exercise of options and issuance of common stock under our incentive plans.

As of December 31, 2010, we had options for 2,169,000 shares of common stock outstanding under our 2010 Stock Incentive Plan. Our 2010 Stock Incentive Plan permits us to issue up to 6,000,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. As of December 31, 2010, we had not issued any shares of common stock pursuant to options granted under our 2010 Stock Incentive Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

We may issue additional stock without shareholder consent.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 20,000,000 shares of preferred stock. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders.  Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Leasehold Properties

As of December 31, 2010, our principal oil and gas assets included approximately 3,712 net acres located in North Dakota.   The following summarizes our acquisitions of oil and gas mineral leases through December 31, 2010:

On November 12, 2010, we closed an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 3,712 net acres in North Dakota.  In consideration for their assignment of these mineral leases, we paid Sellers a total of $2,969,648 of cash, issued to them 5,011,281 shares of our common stock, and assigned to the Sellers a 2% overriding royalty interest in the mineral leases, effective on the closing.

We made the following acquisitions of oil and gas mineral leases since December 31, 2010 through March 16, 2011:

In February 2011 we acquired additional oil and gas acreage from three unaffiliated sellers in two separate transactions encompassing mineral leases covering approximately 117 net acres in Mountrail, Williams and Dunn counties in North Dakota for which we paid total cash of $215,975 and issued a total of 17,952 shares of our common stock.

On February 28, 2011, we closed an asset purchase agreement with the Sellers under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 732 net acres of oil and gas properties in Williams, Mountrail, Dunn, Burke, Billings, Golden Valley, McKenzie and Stark counties in North Dakota.  In consideration for their assignment of these mineral leases, we paid Sellers a total of $821,270 of cash and issued to them 205,050 shares of our common stock.

On March 16, 2011, we closed an asset purchase agreement with the Sellers under which we acquired ownership interest in several mineral leases covering approximately 1,105 net acres of undeveloped oil and gas properties and 20 net acres of developed producing properties in Mountrail, Williams and Burke Counties in North Dakota.  In consideration for their assignment of the mineral leases, we paid Sellers a total of $1,372,787 of cash and issued to them 871,960 shares of our common stock, and issued an additional 400,000 shares of our common stock to an unaffiliated designee of the Sellers.

Drilling and Other Exploratory and Development Activities

During 2010, we participated in the drilling of a total of two gross wells which represents approximately one percent of a net well.  As of December 31, 2010, we had received no revenue from these two completed wells.  Our revenue from producing wells commenced in 2011.

ITEM 3. LEGAL PROCEEDINGS

Under our distribution (spin-off) agreement with Ante4, Inc., we were assigned all rights under the claims in the case of WPT Enterprises, Inc. v. Deloitte & Touche, LLP, currently pending before the Superior Court of the State of California, County of Los Angeles.  The case is being handled by our attorney on a contingency fee arrangement.  No trial date is currently set in the case.

We have a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding their performance of obligations with respect to the WPT Business purchased by it from Ante4 in November 2009.  Since the closing of the sale of the WPT Business to Peerless Media, Ltd., as of March 28, 2011, we have been paid a total of $297,720 of royalties by Peerless Media, Ltd. in the Royalty Stream.  We believe that this amount is far less than the royalties that should have been generated.  In March 2011, we engaged legal counsel which delivered a formal written demand for substantially higher royalty payments.  Peerless Media, Ltd. has not yet responded to our demand.  If the dispute is not settled to our satisfaction, we intend to assert our claims against Peerless Media, Ltd. and PartyGaming, PLC in arbitration.  There is no assurance that the dispute will be settled or that we will prevail in the arbitration, or that even if we prevail, we will collect the royalties we seek or any additional royalties at all.  There is no assurance that Peerless Media, Ltd. will not file counterclaims against us.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the Pink Sheets under the symbol “ANFC.”  The range of high and low last sale closing price quotations for each fiscal quarter since our inception on April 9, 2010 was as follows:

Year Ended December 31, 2010	High	Low

Second Quarter ended June 30, 2010	N/A	N/A
Third Quarter ended September 30, 2010	$0.40	$0.20
Fourth Quarter ended December 31, 2010	$1.72	$0.24

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.   The closing price of our common stock on the Pink Sheets on March 28, 2011 was $1.28 per share.

As of March 28, 2011, there were approximately 1,914 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of March 28, 2011, there were approximately 38,798,576 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future.  The payment of dividends is subject to the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

Effective June 10, 2010 our board of directors adopted the Ante5, Inc. 2010 Stock Incentive Plan under which a total of 6,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of up to 6,000,000 stock options.  Our 2010 Stock Incentive Plan has been approved by the holders of a majority of our outstanding shares, subject to completion of our compliance with applicable securities laws and regulations with regard to notice and disclosure.  The following table sets forth certain information regarding our 2010 Stock Incentive Plan as of December 31, 2010:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

2,169,000	$0.84	3,831,000

For the fiscal year ended December 31, 2010, we issued 2,169,000 stock options pursuant to our 2010 Stock Incentive Plan.

Warrants

For the fiscal year ended December 31, 2010, we issued no warrants to purchase shares of registered or unregistered common stock.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2010 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Overview and Outlook

We are an oil and natural gas exploration and production company.  Our properties are located in North Dakota.  Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of March 28, 2011, we controlled the rights to mineral leases covering approximately 5,686 net acres for prospective drilling to the Bakken and/or Three Forks formations.  Looking forward, we are pursuing the following objectives:

▪	Acquire high-potential mineral leases;
▪	Access appropriate capital markets to fund continued acreage acquisition and drilling activities;
▪	Develop and maintain strategic industry relationships;

▪	Attract and retain talented associates;
▪	Operate a low overhead non-operator business model; and
▪	Become a low cost producer of hydrocarbons.

We are formerly a wholly-owned subsidiary of Ante4, Inc., which spun us off to its shareholders of record on or about April 16, 2010.  Ante4 formerly operated as WPT Enterprises, Inc. when it created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes.  On November 2, 2009, Ante4 closed a transaction with Peerless Media, Ltd., a subsidiary of PartyGaming, PLC.  In the transaction, Ante4 sold to PartyGaming substantially all of Ante4’s operating assets other than cash, investments and certain excluded assets.  As a result of closing the transaction, Ante4 no longer operated a substantial portion of the WPT business.  In connection with the transaction, Ante4 retained the rights to a future Royalty Stream from the operation of the WPT business by Peerless Media, and certain other assets. Ante4 then transferred substantially all of those assets to us when we were a wholly-owned subsidiary of Ante4.  As the owner of these historical interests, we have succeeded to Ante4’s rights to the Royalty Stream and other claims, which we intend to monetize and manage.

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

Accounting Policies – Going Forward

We did not recognize revenue as of December 31, 2010.  Participating costs related to oil and gas production in the year ended December 31, 2010 were recorded on the balance sheet in accordance with the full cost method of accounting.  We have summarized our accounting policies that will become more prominent in 2011.

Method of Accounting

The method of accounting we use to account for our crude oil and natural gas investments determines what costs are capitalized and how these costs are ultimately matched with revenues and expensed.

We utilize the full cost method of accounting to account for our crude oil and natural gas investments instead of the successful efforts method because we believe it more accurately reflects the underlying economics of our programs to explore and develop crude oil and natural gas reserves.  The full cost method embraces the concept that dry holes and other expenditures that fail to add reserves are intrinsic to the crude oil and natural gas exploration business.  Thus, under the full cost method, all costs incurred in connection with the acquisition, development and exploration of crude oil and natural gas reserves are capitalized.  These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs, geological and geophysical costs and capitalized interest.  Although some of these costs will ultimately result in no additional reserves, they are part of a program from which we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones.  The full cost method differs from the successful efforts method of accounting for crude oil and natural gas investments. The primary difference between these two methods is the treatment of exploratory dry hole costs.  These costs are generally expensed under the successful efforts method when it is determined that measurable reserves do not exist. Geological and geophysical costs are also expensed under the successful efforts method. Under the full cost method, both dry hole costs and geological and geophysical costs are initially capitalized and classified as unproved properties pending determination of proved reserves.  If no proved reserves are discovered, these costs are then amortized with all the costs in the full cost pool.

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment.  Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties.  The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity.  Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test write down increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.  As of December 31, 2010 we have not incurred a capitalized ceiling impairment charge.  However, no assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

Crude Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our crude oil and natural gas properties will be highly dependent on the estimates of the proved crude oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves will be based on the quantities of crude oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of crude oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding present value of the future net cash flows attributable to our proved crude oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated crude oil and natural gas reserves attributable to our properties.  Thus, such information includes revisions of certain reserve estimates attributable to our properties included in the prior year’s estimates.  These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in crude oil and natural gas prices.  Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

The estimates of our proved crude oil and natural gas reserves used in the preparation of our financial statements will be prepared by a registered independent petroleum consultant in accordance with the rules promulgated by the SEC.

Asset Retirement Obligations

We may have significant obligations to plug and abandon our crude oil and natural gas wells and related equipment.  Liabilities for asset retirement obligations are recorded at fair value in the period incurred.  The related asset value is increased by the same amount.  Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation.  Additionally, increases in the discounted asset retirement liability resulting from the passage of time are reported as accretion of discount on asset retirement obligations expense on our Statement of Operations.

Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration.  We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value.  Present value calculations inherently incorporate numerous assumptions and judgments, which include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of our existing asset retirement obligation liability, a corresponding adjustment will be made to the carrying cost of the related asset.

Revenue Recognition

We derive revenue primarily from the sale of the crude oil and natural gas from our interests in producing wells, hence our revenue recognition policy for these sales is significant.  We recognize revenue from the sale of crude oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  Settlements for hydrocarbon sales can occur up to two months after the end of the month in which the crude oil, natural gas or other hydrocarbon products were produced.  We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated.  Differences are reflected in the accounting period that payments are received from the operator.

Income Taxes

Deferred tax assets are recognized for temporary differences in financial statement and tax basis amounts that will result in deductible amounts and carry-forwards in future years.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets and liabilities are measured using enacted tax law and tax rate(s) for the year in which we expect the temporary differences to be deducted or settled.  The effect of a change in tax law or rates on the valuation of deferred tax assets and liabilities is recognized in income in the period of enactment.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Significant future taxable income would be required to realize this net tax asset.

Estimating the amount of the valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in shareholder ownership that would trigger limits on use of net operating losses under Internal Revenue Code Section 382.

Fair Value of Financial Instruments

Our cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.  In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements.  We do not expect that the adoption of this new standard will have a material impact to our financial statements.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our estimates of our proved crude oil and natural gas reserves, future development costs, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of certain investments, contingency consideration receivable and deferred income taxes are or will be the most critical to our financial statements.

Results of Operations for the Year Ended December 31, 2010

The following summarizes selected items from the statement of operations for the year ended December 31, 2010.

Revenue:

We were established on April 9, 2010 (inception) and had no operations during the year ended December 31, 2009.  As such, there were no comparative revenues.  We are a development stage company and in the period from inception through December 31, 2010 and had no revenue to recognize.  During 2010 we acquired interests in mineral leases for approximately 3,712 net acres in the Bakken and Three Forks trend in North Dakota.  As of March 28, 2011, we controlled 5,686 net acres in the Bakken and/or Three Forks trend and owned working interests in 18 gross wells which represent 0.62 of a net well that are either; preparing to drill, drilling, awaiting completion, completing or producing.

Operating expenses:

December 31,
2010

General and administrative	$174,470
Officer salaries	95,289
Professional fees	255,077
Bad debt expense	798,593
Depreciation	2,105

Net operating loss	$1,325,534

We were established on April 9, 2010 (inception) and had no operations during the year ended December 31, 2009.  As such, there were no comparative expenses.

General and administrative expenses

General and administrative expenses for the period from inception (April 9, 2010) to December 31, 2010 were $174,470.  Our general and administrative expenses consisted primarily of approximately $25,289 of employee and board of director compensation costs other than the salaries of our executive officers, $33,262 of health and directors’ and officers’ insurance, $14,111 of advertising costs, $17,306 of travel costs, $17,119 of general office expenses, and $67,384 of stock support services, primarily due to printing costs associated with the filing of our Form 10/A and filing costs associated with our filings with the SEC.

Officer salaries

Officer salaries expense for the period from inception (April 9, 2010) to December 31, 2010 was $95,289.  Officer salaries consisted of the salaries of our prior and current chief executive officer and our new chief operating officer, and included $52,211 of expenses attributable to the issuance of common stock options.  None of our officer salaries had been paid as of December 31, 2010.

Professional fees

Professional fees for the period from inception (April 9, 2010) to December 31, 2010 were $255,077.  Our professional fees consisted of the legal and accounting costs incurred to maintain our books and records and file our public reports with the Securities and Exchange Commission.  The costs were comprised of $192,562 of legal fees, $56,265 of accounting fees, and $6,250 of consulting fees.

Bad debt expense

We recognized $798,593 of bad debt expense due to an annual impairment analysis performed on our contingent consideration receivable. The fair value of the receivable was determined to be $6,472,000 as of December 31, 2010 after a valuation analysis was performed.

Depreciation

Depreciation expense for the period from inception (April 9, 2010) to December 31, 2010 was $2,105.

Net operating loss

The net operating loss for the period from inception (April 9, 2010) to December 31, 2010 was $1,325,534, and was made up of primarily a $798,593 bad debt expense related to our contingent consideration receivable, and professional fees, insurance and officer compensation incurred as we spun-off our entity, established the Company on a public exchange, raised $11 million in a private placement offering, and positioned ourselves to be a successful oil and gas business going forward.

Other (income) and expenses:

December 31,
2010

Net operating loss	$1,325,534

Other (income) expense:
Other income	(144,238)
Interest expense	13,566
Interest income	4,958

Benefit for income taxes	(451,400)
Net loss	$738,504

Other income

Other (income) and expenses for the period from inception (April 9, 2010) to December 31, 2010 were $(135,630) on a net basis.  Other income (expense) consisted of other income, which was primarily comprised of $140,882 received as part of a termination and release agreement with Poker Royalty, LLC.  The settlement released Poker Royalty from its obligations under a May 15, 2004 marketing agreement that was part of the Ante4 interests that were spun-off to us from Ante4, Inc.

Interest expense

$13,566 of interest expense was incurred during the period from inception (April 9, 2010) to December 31, 2010, which related to interest on our promissory note payable to Ante4, Inc., and line of credit, which were both paid in full as of December 31, 2010.

Interest income

$4,958 of interest income was earned during the period from inception (April 9, 2010) to December 31, 2010 on our short term cash and cash equivalents.

Net loss

The net loss for the period from inception (April 9, 2010) to December 31, 2010 was $738,504.  Our net loss consisted primarily of professional fees, officer salaries and stock support services expense, netted against our other income, as we established our business.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2010.

December 31,
2010
Current Assets	$8,888,881

Current Liabilities	$892,628

Working Capital	$7,996,253

While we have raised capital to meet our working capital and financing needs in the year ended December 31, 2010, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business.  As of December 31, 2010, we had working capital of $7,996,253.  Upon the spin-off from Ante4, Inc., we had a promissory note of $500,000 payable to Ante4, Inc., bearing interest at the rate of two percent (2%) per annum and payable in full on April 16, 2011, which we repaid in full in December 17th, 2010 at a discounted interest rate of one percent (1%) per annum.

We raised capital in 2010 for our oil and gas investments through a combination of private sales of our common stock and purchase money equity (shares of our common stock) issued to the sellers of oil and gas properties to us.  We anticipate additional capital or financing activities in 2011 and in future years to finance the costs of acquiring additional oil and gas acreage, which we intend to aggressively pursue.  We plan to utilize the proceeds to acquire properties and pay for the related drilling, completion and operating costs on our oil and gas prospects.  For drilling costs, we will attempt to obtain a revolving credit facility or other debt financing from private investors or financial institutions.  Should we not be able to secure additional financing when needed, we may not be able to grow and may be required to reduce the scope of our operations, any of which would have a material adverse effect on our business.  Our future capital requirements will depend on many factors, including the identification of additional oil and gas acreage and expansion opportunities, the frequency of drilling activities on our prospects, the cost and availability of third-party capital or financing, and our revenues, cash flow and operating costs.

We anticipate that we may incur operating losses in the next twelve months.  Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment and operating costs in 2011.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets.  To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2010, our balance of cash and cash equivalents was $8,577,610.  Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing.  We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them.  Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name.  There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd.  See “Item 3. Legal Proceedings.”

Effects of inflation and pricing.

The crude oil and natural gas industry is very cyclical and the demand for goods and services of crude oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for crude oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Material changes in prices also impact our current revenue stream, estimates of future reserves, impairment assessments of crude oil and natural gas properties, and values of properties in purchase and sale transactions. Material changes in prices can impact the value of crude oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. While we do not currently expect business costs to materially increase, higher prices for crude oil and natural gas could result in increases in the costs of materials, services and personnel.

Contractual obligations and commitments.

As of December 31, 2010, we did not have any material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations requiring future payments.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees.

As of December 31, 2010, we had two employees, our chief executive officer, Bradley Berman, and our chief operating officer, Joshua Wert.  In March 2011 we hired James Moe, our new chief financial officer.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to expand our oil and gas business and continue to acquire more mineral leases, we may need to hire employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate.  We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

In connection with the transfer of the historical WPT assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4 and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4.  Ante5’s obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate, and ends on or about April 16, 2012.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our crude oil and natural gas production will heavily influence our revenue, profitability, access to capital and future rate of growth. Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue will generally increase or decrease along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices.

Interest Rate Risk

We did not have outstanding any borrowings or other obligations that would subject us to significant interest rate risk at December 31, 2010.  In the future, if we have a credit facility and to the extent that the interest rate is fixed, interest rate changes would affect the instrument’s fair market value but would not impact results of operations or cash flows. Conversely, for the portion of our future borrowings that may have a floating interest rate, interest rate changes will not affect the fair market value of the instrument but will impact future results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF ANTE5, INC.

ANTE5, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 9, 2010 (INCEPTION) TO DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ante5, Inc.

We have audited the accompanying balance sheet of Ante5, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders' equity, and cash flows for the period from inception (April 9, 2010) to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ante5, Inc. as of December 31, 2010, and the results of its operations and cash flows for the period described above in conformity with U.S. generally accepted principles.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2011

ANTE5, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2010
ASSETS

Current assets:
Cash and cash equivalents	$8,577,610
Accounts receivable	15,840
Prepaid expenses	8,431
Current portion of contingent consideration receivable	287,000
Total current assets	8,888,881

Contingent consideration receivable, net of
current portion and allowance of $798,593	6,185,000

Property and equipment:
Oil and gas properties, full cost method (unevaluated)	4,343,389
Furniture and fixtures, net	1,981
Total property and equipment, net	4,345,370

Total assets	$19,419,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including related party amounts of $76,777	$402,361
Accrued expenses	47,267
Royalties payable	323,600
Current portion of deferred tax liability	119,400
Total current liabilities	892,628

Deferred tax liability, net of current portion	2,573,600

Total liabilities	3,466,228

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 37,303,614 shares issued and outstanding	37,304
Additional paid-in capital	16,654,223
(Deficit) accumulated during development stage	(738,504)
Total stockholders' equity	15,953,023

Total liabilities and stockholders' equity	$19,419,251

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

April 9, 2010
(Inception) to
December 31, 2010

Revenue	$-

Operating expenses:
General and administrative	174,470
Officer salaries	95,289
Professional fees	255,077
Bad debt expense	798,593
Depreciation	2,105
Total operating expenses	1,325,534

Net operating loss	(1,325,534)

Other income (expense):
Other income	144,238
Interest expense	(13,566)
Interest income	4,958
Total other income (expense)	(135,630)

Loss before provision for income taxes	(1,189,904)

Benefit for income taxes	451,400

Net (loss)	$(738,504)

Weighted average number of common shares
outstanding - basic and fully diluted	25,834,131

Net (loss) per share - basic and fully diluted	$(0.03)

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Issuance from spin-off of Ante4, Inc.	-	$-	21,292,333	$21,292	$4,570,662	$-	$4,591,954

Sale of shares of common stock at $1 per
share, 6,270,000 shares to related parties	-	-	11,000,000	11,000	10,989,000	-	11,000,000

Common stock issued for acquisition of oil & gas properties	-	-	5,011,281	5,012	1,247,808	-	1,252,820

Common stock options granted for services, related party	-	-	-	-	77,500	-	77,500

Net indemnified costs incurred from
the spin-off from Ante4, Inc.	-	-	-	-	(230,747)	-	(230,747)

Net loss from April 9, 2010 (Inception)
to December 31, 2010	-	-	-	-	-	(738,504)	(738,504)
Balance, December 31, 2010	-	$-	37,303,614	$37,304	$16,654,223	$(738,504)	$15,953,023

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

April 9, 2010
(Inception) to
December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(738,504)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Bad debt expense	798,503
Depreciation	2,105
Loss on sale of debt securities	8,363
Common stock options granted, related parties	77,500
Decrease (increase) in assets:
Accounts receivable	98,156
Prepaid expenses	(8,431)
Contingent consideration receivable	262,482
Increase (decrease) in liabilities:
Accounts payable	(357,838)
Accrued expenses	47,267
Royalties payable	(91,400)
Deferred tax liability	(451,400)

Net cash used in operating activities	(353,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in spin-off from Ante4, Inc.	258,712
Purchases and increases in oil and gas properties	(3,090,569)
Proceeds from sale of short term investments	3,700,000

Net cash provided by investing activities	868,143

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	(2,437,336)
Principal payments on note payable	(500,000)
Procees from the sale of common stock	11,000,000

Net cash provided by financing activities	8,062,664

NET CHANGE IN CASH	8,577,610
CASH AT BEGINNING OF YEAR	-
CASH AT END OF YEAR	$8,577,610

SUPPLEMENTAL INFORMATION:
Interest paid	$10,210
Income taxes paid	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties through issuance of common stock	$1,252,820

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Ante5, Inc. (“Ante5”) was incorporated in the State of Delaware on April 9, 2010 as a wholly-owned subsidiary of our former parent company, Ante4, Inc. (now Voyager Oil & Gas, Inc.).  On April 16, 2010 we were spun-off through a 1:1 pro rata dividend of the common stock of Voyager Oil & Gas shareholders of record as of April 15, 2010.  During September of 2010, we began acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trend in North Dakota.  Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells.  We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis.  Occasionally we also purchase working interests in producing wells.

We also inherited material assets from our former parent company prior to our spin off.  These historical interests relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We are entitled to royalty payments from that license agreement.  We manage our historical interests to monetize them.  We are in the process of changing our name to Ante5, Oil & Gas, Inc. and to change our state of incorporation from the State of Delaware to the State of Nevada.  Our common stock is currently traded on the Pink Sheets under the trading symbol “ANFC.”

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

Development Stage Company
The Company is currently a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.  An entity remains in the development stage until such time as proven or probable reserves have been established for its deposits, and commercially mineable reserves are extracted.  Our development stage activities consist of participating in oil and natural gas development in the Bakken and Three Forks trend in North Dakota.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial losses from environmental accidents or events for which the Company may be currently liable.

Cash and Cash Equivalents
Cash equivalents include money market accounts which have maturities of three months or less.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value.  Cash and cash equivalents consist of the following:

December 31,
2010
Cash	$131,859
Money market funds	8,445,751
Total	$8,557,610

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $200,000.  At December 31, 2010, the Company had approximately $8,045,000 in excess of FDIC insured limits.  The Company has not experienced any losses in such accounts.

Income Taxes
Ante5 recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Ante5 provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute.  The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein.  The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments.  The Company had no items that required fair value measurement on a recurring basis.

Non-Oil & Gas Property and Equipment
Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-oil and gas long-lived assets.  Depreciation expense was $2,105 for the period from inception (April 9, 2010) to December 31, 2010.

Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company had no proven or probable reserves at December 31, 2010 and had not yet recognized any asset retirement obligations.

Revenue Recognition and Gas Balancing
The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2010, the Company had no proven or probable reserves and had not recognized revenues on natural gas production.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool").  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  As of December 31, 2010, the Company has had no property sales.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  As of December 31, 2010, the Company had no impairment or reduction in value within costs subject to the depletion calculation.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of December 31, 2010, the Company had no proven or probable reserves.  As a result, no impairment of the net capitalized costs of its oil and gas properties had been recognized.

Impairment
FASB ASC 360-10-35-21 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method's impairment rules.

FASB ASC 310-40 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The Company considers the contingent consideration receivable received pursuant to a sale of substantially all of the assets of Ante4, Inc., as received in the spin-off on April 16, 2010, to be accounted for in accordance with ASC 310-40.  As such, we test for impairment using the present value of expected future net cash flows.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Stock and stock options issued for services and compensation totaled $77,500 for the period from inception (April 9, 2010) to December 31, 2010 using the Black-Scholes options pricing model and an effective term of half of the stated term of the option grants and the discount rate on 3 year U.S. Treasury securities at the grant date.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Uncertain Tax Positions
Effective upon inception at April 9, 2010, the Company adopted new standards for accounting for uncertainty in income taxes.  These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  The Company has not yet undergone an examination by any taxing authorities, but has indemnified Voyager Oil and Gas (Ante4) for any unrecognized liabilities up to $2,500,000, and Voyager Oil and Gas (Ante4) is currently undergoing a federal examination of federal income tax returns for the years ended January 3, 2010 and December 28, 2008.  We currently have no reason to expect a negative outcome from those examinations.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the period ended December 31, 2010 did not have a significant effect on the Company’s financial statements as of that date or for the period then ended. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Spin-Off

On April 16, 2010, the Company, formerly a wholly-owned subsidiary of Ante4, Inc., was spun-off. As a result, on June 14, 2010 the Company distributed a total of 21,292,333 shares to holders of record of Ante4, Inc. as of the close of trading on April 15, 2010 on a 1:1 basis.

The following table summarizes the fair value of assets acquired and liabilities assumed:

Assets acquired
Cash	$258,712
Accounts receivable	33,708
Investment in debt securities and related put rights	3,708,363
Contingent consideration receivable	7,532,985
Property and Equipment	15,706
Less: accumulated depreciation and depletion	(11,620)
Total assets acquired	11,537,854
Liabilities assumed
Accounts payable	449,164
Royalties payable	415,000
Line of credit	2,437,336
Notes payable	500,000
Deferred tax liability	3,144,400
Total liabilities acquired	6,945,900
Total fair value of assets and liabilities acquired	$4,591,954

Subsequent to the spin-off the Company received proceeds, and incurred additional costs, that were not disclosed prior to the spin-off, and as such, were not included in the distribution listed above.  These net costs totaled $230,747 as of December 31, 2010.

Note 3 – Oil and Gas Properties

As of December 31, 2010, our principal oil and gas assets included approximately 3,712 net acres located in North Dakota.  The following summarizes our acquisitions of oil and gas mineral leases through December 31, 2010:

On October 7, 2010, we entered into an asset purchase agreement (“APA”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire Sellers’ right, title, and interest in several mineral leases covering approximately 3,712 net acres in the Williston Basin in North Dakota (“Mineral Leases”) in consideration for a total of $2,969,648 of cash, payable in full at the closing, plus 5,011,281 shares of our common stock, plus assignment to the Sellers (or in Sellers’ sole discretion, reservation by the Sellers in their assignment to the Company) of a 2% overriding royalty interest in the Mineral Leases, effective on the closing.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 – Related Party

Accounts payable
We owe Voyager Oil and Gas, a Company that merged with our former parent company, Ante4, Inc., $76,777 related to sub-lease deposits to be repaid on office space leased in California.  The amount is included in accounts payable.

Common stock purchases
The Company raised a total of $11,000,000 from the sale common stock through a private placement offering of 11,000,000 shares of common stock at $1.00 per share, of which, related parties participated through the investment of a total of $6,270,000, representing 6,270,000 shares of common stock.

Option awards
On November 16, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 15, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8256, was $82,558, and is being amortized over the vesting period of the options.  The Company recognized $3,440 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On November 15, 2010 the Company granted 500,000 stock options as compensation to a newly appointed Chief Operating Officer.  The options vest annually over three years and are exercisable until November 14, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8157, was $407,870, and is being amortized over the vesting period of the options.  The Company recognized $16,995 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On November 12, 2010 the Company granted 1,000,000 stock options as compensation to a newly elected Chief Executive Officer.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $845,183, and is being amortized over the vesting period of the options.  The Company recognized $35,216 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On November 12, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $84,518, and is being amortized over the vesting period of the options.  The Company recognized $3,522 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On April 26, 2010 the Company granted 100,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors at the time.  The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425, and is being amortized over the vesting period of the options.  The Company recognized $18,327 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.  100,000 of these options were cancelled pursuant to the resignation of one of the Company’s Directors on November 12, 2010.

In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. (“Ante4”) common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date (an “Original Ante4 Option”) was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option. The terms are generally intended to preserve the intrinsic value of the original option. As such, the strike prices were adjusted using the ratio of the FMV of one share of Ante5 common stock that was distributed to the FMV of each share of Ante4 common stock at the time of the spin-off. The ratio of the intrinsic value on the first trading day for Ante5, July 1, 2010, relative to the closing share price on the day preceding the distribution of Ante4 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante5 options. The following Ante5 options as originally issued by Ante4 are held by directors of Ante5, Inc.:

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

Other related party transactions
Our former President and Chief Executive Officer, Steve Lipscomb, will receive 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as a contingent consideration receivable, in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009.

We rent office space on a month to month basis from an entity under common ownership with our CEO, Bradley Berman for approximately $1,053 per month.

Note 5 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”) as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value was recorded on the balance sheet of Ante4.  In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.  We performed an impairment analysis as of December 31, 2010 which necessitated a write down and realization of an $878,650 valuation allowance, along with a corresponding adjustment of $80,057 to royalties payable.  The net amount resulted in the recognition of a $798,593 bad debt expense in the operating expense section of the statement of operations.  The following is a summary of the contingency consideration receivable and related royalties payable at December 31, 2010:

	Contingent		Net Contingent
	Consideration	Royalties	Consideration
	Receivable	Payable	Receivable
Balance spun-off,
April 16, 2010:	$7,577,500	$(415,000)	$7,162,500
Net royalties received and
Commissions paid	(226,850)	11,343	(215,507)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	$6,472,000	$(323,600)	$6,148,400

The Company estimated its current portion of the contingent consideration receivable to be $287,000 based on the estimated net present value of royalties expected to be received in the 2011 calendar year.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 6 – Fair Value of Financial Instruments

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

The Company doesn’t have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

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

Note 7 – Accrued Expenses

As of December 31, 2010 accrued expenses included the following:

December 31,
2010

Accrued Payroll, Officer	$43,078
Accrued Payroll Taxes	4,189
$47,267

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 8 – Note Payable

A note payable in the amount of $500,000 was paid in full on December17, 2010.

Interest expense recognized on the above promissory note totaled $6,712 at December 31, 2010, of which $3,356 was forgiven, and $3,356 was paid with the settlement on December 17, 2010.

Interest expense totaled $13,566 for the period from April 9, 2010 (inception) to December 31, 2010, of which $6,712 was incurred from the note payable and $6,854 was incurred on the line of credit from UBS.

The line of credit from UBS was paid in full and closed with the proceeds of the sale of our auction rate securities on July 1, 2010.

Note 9 – Stockholders’ Equity

Preferred Stock
On April 9, 2010 (inception) the Company authorized 20,000,000 shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock
On April 9, 2010 (inception) the Company authorized 100,000,000 shares of $0.001 par value common stock.

On October 7, 2010, we issued 5,011,281 shares of our common stock in partial consideration of an asset purchase agreement (“APA”) to acquire the right, title, and interest in several mineral leases covering approximately 3,712 net acres in the Williston Basin in North Dakota (“Mineral Leases”), along with $2,969,648 of cash, plus assignment to the Sellers (or in Sellers’ sole discretion, reservation by the Sellers in their assignment to the Company) of a 2% overriding royalty interest in the mineral leases.  The fair value of the common stock exchanged was $1,252,820 based on the closing stock price at the date of agreement.

During November and December of 2010, the Company raised a total of $11,000,000 from the sale common stock through a private placement offering of 11,000,000 shares of common stock at $1.00 per share, of which, related parties participated through the investment of a total of $6,270,000, representing 6,270,000 shares of common stock.

Stock Distribution
On June 14, 2010, Ante4, Inc. distributed 21,292,333 shares of the common stock of the Company among Ante4, Inc.’s shareholders pursuant to the spin-off of the Company from Ante4, Inc. Each shareholder of record on April 15, 2010 was issued one share of Ante5, Inc. common stock for each share of Ante4, Inc. common stock owned by the shareholder.

Note 10 – Warrants and Options

Options and Warrants Granted
On November 16, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 15, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8256, was $82,558, and is being amortized over the vesting period of the options.  The Company recognized $3,440 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On November 15, 2010 the Company granted 500,000 stock options as compensation to a newly appointed Chief Operating Officer.  The options vest annually over three years and are exercisable until November 14, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8157, was $407,870, and is being amortized over the vesting period of the options.  The Company recognized $16,995 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

On November 12, 2010 the Company granted 1,000,000 stock options as compensation to a newly elected Chief Executive Officer.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $845,183, and is being amortized over the vesting period of the options.  The Company recognized $35,216 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On November 12, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $84,518, and is being amortized over the vesting period of the options.  The Company recognized $3,522 of compensation expense during the period from inception (April 9, 2010) to December 31, 2010.

On April 26, 2010 the Company granted a total of 300,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors in equal increments of 100,000 options. The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425.

In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. (“Ante4”) common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date (an “Original Ante4 Option”) was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option. The terms are generally intended to preserve the intrinsic value of the original option. As such, the strike prices were adjusted using the ratio of the intrinsic value of one share of Ante5 common stock that was distributed to the intrinsic value of each share of Ante4 common stock at the time of the spin-off. The ratio of the closing share prices on the first trading day for Ante5, July 1, 2010, relative to the closing share price of Ante4 preceding the distribution date of June 14, 2010 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante5 options. A total of 269,000 options were carried over in the spin-off with strike prices between $0.03 and $0.92 per share, exercisable over ten years, expiring from August 9, 2014 through May 20, 2019. All options that were carried over were fully vested.

Options and Warrants Cancelled
On November 12, 2010, 100,000 common stock options were cancelled pursuant to the resignation of a Director.

Options and Warrants Expired
No options or warrants expired during the period from April 9, 2010 (inception) to December 31, 2010.

Options Exercised
No options were exercised during the period from April 9, 2010 (inception) to December 31, 2010.

The following is a summary of information about the Stock Options outstanding at December 31, 2010.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $1.00	2,169,000	9.45 years	$ 0.84	269,000	$0.20

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

December 31,
2010

Average risk-free interest rates	1.16%
Average expected life (in years)	5
Volatility	201%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  During the period from April 9, 2010 (inception) to December 31, 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the period from April 9, 2010 (inception) to December 31, 2010 was $0.81 per option.

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price

Balance, April 9, 2010 (Inception)	-0-	$-0-
Options expired	-0-	-0-
Options cancelled	(100,000)	(0.30)
Options granted	2,269,000	0.81
Options exercised	-0-	-0-

Balance, December 31, 2010	2,169,000	0.84

Exercisable, December 31, 2010	269,000	$0.20

Note 11 – Other Income

On August 22, 2010 the Company received $140,861 as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The settlement, in which we maintained our right to audit, released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 12 – Income Taxes

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

The Company does not expect to be able to utilize any net operating loss carry forwards earned prior to the spin-off on April 16, 2010.  Current losses recorded during the period from April 9 (inception) to December 31, 2010 as well as additional losses expected for the remainder of 2010 can be used to offset future tax liabilities.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  We have not provided a valuation allowance against our deferred tax liabilities.

For the period from inception (April 9, 2010) to December 31, 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded.  A benefit for income taxes of $451,400 has been recorded due to the bad debts expense realized on our contingent consideration receivable.  At December 31, 2010, the Company had approximately $800,000 of federal net operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2026.  As of December 31, 2010, the Company recognized a deferred tax asset of $356,100, with a corresponding valuation allowance due to the uncertainty of the realization of any tax assets attributed to the net operating loss carryforwards, and a deferred tax liability of $2,693,000 related to tax deferrals on the gain from the sale of assets to Party Gaming during 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,
2010
Deferred tax asset:
Net operating loss carry forwards	$800,000

Net deferred tax assets before valuation allowance	356,100
Less: Valuation allowance	$(356,100)
Net deferred tax assets	$-

Deferred tax liability:
Contingent consideration receivable, net	$(2,693,000)
Net deferred tax liability	$(2,693,000)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

December 31,
2010

Federal and state statutory rate	35%
Change in valuation allowance on deferred tax assets	(35%)

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Contingencies

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

The Company has recorded a contingent consideration receivable pursuant to FASB ASC 310-10-35 from the sale of substantially all of the assets of WPT Enterprises, Inc. prior to our spin-off from Ante4, Inc. on April 16, 2010.  Circumstances involving non-performance, or limited performance, by the original seller have caused us to seek monetary relief through arbitration, as pursued in February of 2011.  The potential outcome of this case is unknown at this time.

Note 14 – Subsequent Events

Oil & gas property acquisitions:
In February 2011 we acquired additional oil and gas acreage from three unaffiliated sellers in two separate transactions encompassing mineral leases covering a total of approximately 117 net acres in Mountrail, Williams and Dunn counties in North Dakota for which we paid total cash of $215,975 and issued a total of 17,952 shares of our common stock.

On February 28, 2011, we closed an asset purchase agreement with the Sellers under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 732 net acres of oil and gas properties in Williams, Mountrail, Dunn, Burke, Billings, Golden Valley, McKenzie and Stark counties in North Dakota.  In consideration for their assignment of these mineral leases, we paid Sellers a total of $821,270 of cash and issued to them 205,050 shares of our common stock.

On March 16, 2011, we closed an asset purchase agreement with the Sellers under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 1,105 net acres of undeveloped oil and gas properties and 20 net acres of developed producing properties in Mountrail, Williams and Burke Counties in North Dakota in the Williston Basin.  In consideration for their assignment of the mineral leases, we paid Sellers a total of $1,372,787 of cash and issued to them 871,960 shares of our common stock, and issued an additional 400,000 shares of our common stock to an unaffiliated designee of the Sellers.

ANTE5, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Officer appointment and option issuance:
On February 22, 2011 the Company granted 500,000 stock options as compensation to a newly appointed Chief Financial Officer.  The options vest annually over three years and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 141% and a call option value of $1.4649, was $732,450, and is being amortized over the vesting period of the options.

Exercise of options:
On March 18, 2011 an option holder exercised a total of 24,000 stock options at various strike prices resulting in proceeds of a total of $7,800 upon the issuance of the 24,000 shares.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act, as amended. Management, with the participation of the Chief Executive, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•	Documentation of all proper accounting procedures is not yet complete.

•
During the audit of our financial statements as of and for the period ended December 31, 2010, our independent registered public accounting firm suggested an adjusting journal entry that was made by us in connection with the preparation of our audited financial statements.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

We intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•	We recently hired a Chief Financial Officer, on a full-time basis;
•
We will document all accounting procedures and internal controls based on the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 15, 2011:

Name	Age	Position

Bradley Berman	40	Chief Executive Officer and Chairman of the Board of Directors
Joshua Wert	42	Chief Operating Officer and Corporate Secretary
James Moe	53	Chief Financial Officer
Morris Goldfarb(1)(2)	60	Director
Benjamin S. Oehler(1)(2)	62	Director
(1)	Member of audit committee.

(2)	Member of compensation committee.

Bradley Berman has been a director of Ante5 since our inception and our chairman and chief executive officer since November 12, 2010.  He was our chief financial officer between November 12 and 15, 2010 and our corporate secretary from November 12, 2010 to February 22, 2011.  Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998.  Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming,  after which he assumed a lesser role in that company.  Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

Mr. Berman’s qualifications:
•	Leadership experience – Mr. Berman has been our chairman and chief executive officer since November 12, 2010 and he is the founder and president of King Show Games, Inc.
•	Finance experience – Mr. Berman is the founder and president of King Show Games, Inc. and has been supervising the financial management of Ante5 since November 2010.
•	Industry experience – Mr. Berman was a director of Voyager Oil & Gas, Inc. until November 2010. Ante5 is the first oil and gas company managed by Mr. Berman.
•	Education experience - Mr. Berman attended Mankato State University in Minnesota and University of Nevada at Las Vegas in Nevada concentrating in business and computer science.

Joshua Wert has been our chief operating officer since November 15, 2010 and our corporate secretary since February 22, 2011.  He was our interim chief financial officer from November 15, 2010 to March 14, 2011.  Prior to joining Ante5, Mr. Wert was a managing consultant for Operations, Human Resources and Finance at FRWD Co., a digital media service company founded in June 2009.  Mr. Wert was also the president of COPYCATS Media from 2003 to 2010, a media supplier to the independent musician and film maker market.  Mr. Wert was a senior manager of Simondelivers.com from 1999 to 2003, where he was responsible for efficiently managing the fulfillment of over 3,000 customer orders per day, as well as inventory controls, supply chain design, and product planning.  Mr. Wert was an associate with McKinsey & Company, a prominent business consulting firm, from 1997 to 1999.  Mr. Wert is and has been a member of the board of directors of Signature Bank since 2003.  He has a Bachelor of Science degree from University of Wisconsin, Madison and a Master of Business Administration from the Carlson School of Management (1997), as well as a juris doctor from the University of Minnesota Law School (1997), where he was on Law Review in 1995 and 1996.

Mr. Wert’s qualifications:
•	Leadership experience – Mr. Wert has been our chief operating officer since November 15, 2010, president of COPYCATS Media (2003 to 2010), and a senior manager of Simondelivers.com (1999 to 2003).

•
Industry experience - Mr. Wert was our interim chief financial officer from November 2010 to March 2011 and has extensive experience in managing the operations of businesses in other industries.  Ante5 is the first oil and gas company for which Mr. Wert has provided management services.

•
Education experience - Mr. Wert holds a Bachelor of Science degree from University of Wisconsin, Madison (1991), an MBA from the Carlson School of Management (1997) and a Juris Doctorate from the University of Minnesota Law School (1997).

James Moe has been the chief financial officer of Ante5 since March 14, 2011.  Mr. Moe had previously  been the chief financial officer of Northern Contours Inc., a multi-state manufacturing company located in Mendota Heights, Minnesota specializing in cabinet doors and work surfaces, since August 2005.  From January 2004 to August 2005, he was the chief financial officer of Trimodal Inc., a trucking and container handling company located in Bloomington, Minnesota, which operated in seven cities in the Midwest and East Coast.  From April 2000 to December 2003, Mr. Moe was the corporate controller of Simondelivers.com, a venture capital backed start-up company located in Golden Valley, Minnesota providing home delivery of groceries ordered over the internet.  From October 1994 to April 2000, he was the corporate controller of Recovery Engineering Inc., a high growth publicly traded manufacturer and distributor of small-scale water filters located in Brooklyn Park, Minnesota.  From November 1989 to October 1994, Mr. Moe was the controller of Standard Iron and Wire Works, a privately held multi-division metal fabricator operating three plants in Minnesota.  Upon graduating from the University of Minnesota with a Bachelor of Science degree in accounting in 1985, Mr. Moe worked as a senior accountant until November 1989 for Boulay, Heutmaker, Zibell & Company.

Mr. Moe’s qualifications:
•
Leadership experience – Mr. Moe has been our chief financial officer since March 14, 2011, chief financial officer of Northern Contours Inc. (2005 to 2011), and chief financial officer of Trimodal Inc. (2004 to 2005).

•
Industry experience - Mr. Moe has been our chief financial officer since March 14, 2011 and has served as a chief financial officer for businesses in other industries.  Ante5 is the first oil and gas company for which Mr. Moe has provided management services.

•	Education experience - Mr. Moe holds a bachelor of science degree in accounting from the University of Minnesota (1985).

Morris Goldfarb has been a director of Ante5 since November 12, 2010, and a member of our audit committee and compensation committee since February 22, 2011.  Mr. Goldfarb is currently the chairman of the board and chief executive officer of G-III Apparel Group, Ltd., a public reporting company traded on the NASDAQ securities trading market.  G-III Apparel Group, Ltd. was formed by Mr. Goldfarb and his father in 1974 and became a public company in 1989.  It is headquartered in New York, New York, and has distribution centers in Secaucus and South Brunswick and Newark, New Jersey, and Connecticut, with satellite offices in China, Hong Kong, South Korea and Amsterdam, Netherlands. G-III designs, manufactures, imports and markets an extensive range of men’s and ladies apparel, handbags and luggage under its many labels including Andrew Marc, Marc New York, and G-III by Carl Banks, and under private retail, proprietary and licensed labels.  G-III presently has license agreements with Calvin Klein, Kenneth Cole, Nine West, Cole Haan, Guess?, Jones Apparel, Jessica Simpson, Sean John, Tommy Hilfiger, Levi’s and Dockers brands, and sports licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League.  G-III operates 130 Wilsons outlet stores.  The company markets its products to national retail chains, department stores, and specialty stores throughout the United States.  Mr. Goldfarb also holds the following positions:

▪	President and director of the Leather Apparel Association
▪	Board of directors of Lakes Entertainment, Inc.
▪	Board of directors of Benjamin N. Cardozo School of Law
▪	Board of directors of Fashion Delivers Charitable Foundation, Inc.
▪	Board of directors of CIT Consumer Products Advisory Board
▪	One of the original founders of Rainforest Café
▪	Board of directors of Grand Casinos, Inc., until its merger with Hilton Hotel Corporation forming Park Place Entertainment
▪	Director and major shareholder of Panasia Bank, the first Korean-American commercial bank formed in New Jersey operating four branches

In 2002, Mr. Goldfarb was the recipient of the Business Man of the Year Award presented by the Government of South Korea.  In April 2008, the UJA-Federation of New York Menswear Division chose to honor Mr. Goldfarb as one of three outstanding business leaders in New York.   Mr. Goldfarb became a partner in Hamilton House Private, Ltd., an upscale dining restaurant in an old Shanghai art deco era building on The Bund, a well-known district in Shanghai.  Mr. Goldfarb also owned and operated a garment factory in Ulaan Baatar, Mongolia.  Mr. Goldfarb holds a Bachelor of Science degree in marketing from Long Island University in New York.

Mr. Goldfarb’s qualifications:
▪	Leadership experience – Mr. Goldfarb is currently the chairman of the board and chief executive officer of G-III Apparel Group, Ltd. and president and director of the Leather Apparel Association.
•	Industry experience - Mr. Goldfarb has participated as an independent director in several firms and organizations in a variety of other industries.
•	Education experience - Mr. Goldfarb holds Bachelor of Science degree in marketing from Long Island University in New York.

Benjamin S. Oehler has been a director of Ante5 since November 16, 2010, and chairman of our audit committee and compensation committee since February 22, 2011.  Mr. Oehler is the president and founder of Bashaw Group, Inc., which he founded in 2007.  Bashaw Group advises business owners with regard to strategic planning, family health and education, business continuity, legacy, philanthropy and liquidity.  Prior to founding Bashaw Group, Mr. Oehler was from 1999 to 2007 the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated.  While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006.  Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC.  An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies.  Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray.  By the time he left Piper Jaffray in 1999, he was group head for Piper’s Industrial Growth Team.  He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off shore entities.

Mr. Oehler has been a board member and founder of many non-profit organizations including the Minnesota Zoological Society, Minnesota Landscape Arboretum, The Lake Country Land School, Greencastle Tropical Study Center, and University of Minnesota Investment Advisor, Inc.  He has been a director of Waycrosse, Inc., WayTrust Inc, Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc.  In September 2007, Mr. Oehler completed the Stanford University Law School Directors Forum, a three-day update on key issues facing corporate directors presented by the Stanford Business School and Stanford Law School.  From 1984 through 1999, Mr. Oehler was registered with the National Association of Securities Dealers (“NASD”) as a financial principal.  Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts and has completed all course work at the University of Minnesota Business School with a concentration in finance.

Mr. Oehler’s qualifications:
•
Leadership experience – Mr. Oehler is the president and founder of Bashaw Group, Inc. (2007 to present), was the president and chief executive officer of Waycrosse, Inc. (1999 to 2007).  He served as an investment banker for Piper Jaffray until 1999, achieving the position of group head of its Industrial Growth Team.

•	Industry experience – Mr. Oehler has been a director of Waycrosse, Inc., WayTrust Inc, Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc.
•	Education experience - Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts.

No director is required to make any specific amount or percentage of his business time available to us.  Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

Limitation of Liability and Indemnification of Officers and Directors

Under Delaware General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Ante5 and our stockholders (through stockholder’s derivative suits on behalf of Ante5) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Ante5 or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Articles of Incorporation provide that if Delaware law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Delaware General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Ante5, arising out of such person’s services as a director or officer of Ante5, any subsidiary of Ante5 or any other company or enterprise to which the person provides services at the request of Ante5.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

We also intend to change the domicile of our company from Delaware to Nevada.   We do not expect this change of jurisdiction to have a material impact the limitation of liability and indemnification of our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Ante5 pursuant to the foregoing provisions, Ante5 has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Benjamin Oehler and Morris Goldfarb serve as the members of our audit committee.  Mr. Oehler and Mr. Goldfarb are considered to be independent as defined in Rule 4200 of Nasdaq’s listing standards and Mr. Oehler meets the definition of an “Audit Committee Financial Expert” as set forth in Item 407(d)(5)(ii) of Regulation S-K.   The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by our board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on February 22, 2011.  Accordingly, the audit committee held no meetings during fiscal year ended December 31, 2010.

Benjamin Oehler and Morris Goldfarb serve as the members of our compensation committee.  The functions of our compensation committee include:

•
reviewing and, as it deems appropriate, recommending to our board of directors, policies, practices, and procedures relating to the compensation of our directors and executive officers and the establishment and administration of certain of our employee benefit plans;

•	exercising authority under certain of our employee benefit plans; and
•	reviewing and approving executive officer and director indemnification and insurance matters.

The compensation committee was formed on February 22, 2011.  Accordingly, the compensation committee held no meetings during fiscal year ended December 31, 2010.

Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with senior management.  The audit committee has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with M&K the independence of M&K as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Benjamin Oehler
Morris Goldfarb

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees.  The text of the code of ethics is incorporated by reference as an exhibit to this annual report.  It will also be viewable on Ante5’s internet website at www.ante5oil.com.  Any waiver of the provisions of the code of ethics for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission.  Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board’s compensation committee reviews and recommends policies, practices, and procedures relating to the total direct compensation of our executive officers, including the Named Executive Officers, and the establishment and administration of certain of our employee benefit plans to our board of directors.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, we consider all relevant factors in determining executive compensation, including the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with compensation packages consisting of a combination of competitive base salary and incentive compensation.

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions.  Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, our compensation committee and board of directors expect to apply the compensation philosophy and policies described in this section of our annual report.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our compensation committee who will make recommendations regarding compensation to our board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our compensation committee and board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation.  Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Ante5’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2010, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year.  The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  The board of directors then approves base salary amounts for the fiscal year.  We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Ante5: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

Effective June 10, 2010, as amended on February 22, 2011, our board of directors adopted the Ante5, Inc. 2010 Stock Incentive Plan under which a total of 6,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options.  Our 2010 Stock Incentive Plan has been approved by the holders of a majority of our outstanding shares, subject to the completion of our compliance with applicable securities laws and regulations relating to notice and disclosure.  We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws.  We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers.  We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Ante5.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of Ante5 during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Bradley Berman, Chief Executive Officer	2010	$6,250		$864,658				$870,908

Steve Lipscomb, Former Chief Executive Officer, President, and Chief Financial Officer (1)	2010	$29,167		$19,475				$48,642

Joshua Wert, Chief Operating Officer(2)	2010	$7,661		$407,870				$415,531

Officers as a Group	2010	$42,078		$1,292,003				$1,335,081

(1)
Effective November 12, 2010, Mr. Lipscomb voluntarily resigned as the chairman of the board of directors of Ante5 and as our chief executive officer, president, chief financial officer, and corporate secretary, but remained as an independent consultant to us with the same compensation arrangement that he had with us as an executive officer.

(2)	Joshua Wert was also our interim chief financial officer from November 15, 2010 to March 14, 2011.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date.  We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2010.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Bradley Berman, Chief Executive	12,000	-0-	$0.51	August 9, 2014
Officer	4,000	-0-	$0.29	May 30, 2017
	4,000	-0-	$0.08	May 22, 2018
	4,000	-0-	$0.05	May 20, 2019
	-0-	100,000	$0.30	April 25, 2020
	-0-	1,000,000	$1.00	November 11, 2020

Steve Lipscomb, Former Chief	125,000	-0-	$0.03	February 20, 2019
Executive Officer, President, and Chief Financial Officer(1)	-0-	100,000	$0.30	April 25, 2020

Joshua Wert, Chief Operating Officer(2)	-0-	500,000	$1.00	November 14, 2020

(1)
Effective November 12, 2010, Mr. Lipscomb voluntarily resigned as the chairman of the board of directors of Ante5 and as our chief executive officer, president, chief financial officer, and corporate secretary, but remained as an independent consultant us with the same compensation arrangement that he had with us as an executive officer.

(2)	Joshua Wert was also our interim chief financial officer from November 15, 2010 to March 14, 2011.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2010.

Director Compensation

The following table summarizes the compensation paid or accrued by us for the year ended December 31, 2010 to our directors.

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensations	Total

Morris Goldfarb	$-0-	$-0-	$84,518(2)	$-0-	$-0-	$-0-	$84,518

Benjamin Oehler	$-0-	$-0-	$82,558(3)	$-0-	$-0-	$-0-	$82,558

(1)
Does not include 100,000 stock options to purchase up to 100,000 shares of our common stock granted to Mr. Lyle Berman on April 26, 2010.  Those options expired upon Mr. Lyle Berman’s voluntary resignation as a director on November 12, 2010.

(2)
Effective November 12, 2010, we granted to Mr. Goldfarb 100,000 stock options to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until November 12, 2020, vesting according to the following schedule: none on the date of grant, 33,334 on November 12, 2011, 33,333 on November 12, 2012, and 33,333 on November 12, 2013.  The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

(3)
Effective November 16, 2010, we granted to Mr. Oehler 100,000 stock options to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until November 16, 2020, vesting according to the following schedule: none on the date of grant, 33,334 on November 16, 2011, 33,333 on November 16, 2012, and 33,333 on November 16, 2013.  The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Ante5 at March 28, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 28, 2011 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership of each beneficial owner is based on 38,798,576 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Ante5, Inc., 10275 Wayzata Blvd. Suite 310, Minnetonka, Minnesota 55305.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name as of March 28, 2011.

Name, Title, and	Number of Shares	Percentage
Address of Stockholder	Beneficially Owned (1)	Ownership

Bradley Berman, Chief Executive Officer and Chairman	5,993,321(2)	15.5%
Joshua Wert, Chief Operating Officer and Corporate Secretary	24,287	*
James Moe, Chief Financial Officer	-0-	0%
Morris Goldfarb, Director	1,000,000	2.6%
Benjamin Oehler, Director	-0-	0%
All Current Directors and Executive Officers as a Group (5 persons)	7,017,608(3)	18.1%
Steven Lipscomb	2,092,385(4)	5.4%
Lyle Berman	2,468,801(5)	6.4%
Neil Sell	3,886,335(6)	10.0%
Twin City Technical, LLC P.O. Box 2323, Bismark North Dakota 58502	3,047,138(7)	7.9%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismark North Dakota 58502	3,047,137(7)	7.9%

*Indicates beneficial ownership of less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.  The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 28, 2011.

(2)
Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 28, 2011.  Includes 637,217 shares held by certain trusts for the children of Mr. Bradley Berman.  Includes 163,500 shares owned by Mr. Bradley Berman’s wife.

(3)
Does not include a total of 12,964,568 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.

(4)
Includes 125,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 28, 2011.  Does not include 304,415 shares held by certain trusts for the children of Mr. Steve Lipscomb, the trustee for which is Mr. Adam Pliska.

(5)
Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 28, 2011.  Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.

(6)
Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee.  Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(7)
These companies sold oil and gas properties to us in transactions from November 2010 to March 2011 and, as part of the purchase price for these properties, were issued these shares of common stock by us.  We may purchase additional oil and gas properties from these companies in the future, for which we may issue additional shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our former president, chief executive officer, chief financial officer, and secretary, Steve Lipscomb, will receive 5% of the Royalty Stream on the contingent consideration receivable from Peerless Media, Ltd. in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s board of directors in February 2009.

In accordance with the spin-off on April 16, 2010, each option to purchase shares of Ante4, Inc. common stock that was held by a director, officer or employee of Ante4 and was outstanding on the distribution date was replaced with both an adjusted Ante4 stock option and a stock option to purchase one share of Ante5 common stock for each share of Ante4 common stock underlying the original Ante4 stock option.  The terms are generally intended to preserve the intrinsic value of the original option.  As such, the strike prices were adjusted using the ratio of the fair market value of one share of Ante5 common stock that was distributed to the fair market value of each share of Ante4 common stock at the time of the spin-off.  The ratio of the intrinsic value on the first trading day for Ante5, July 1, 2010, relative to the closing share price on the day preceding the distribution of Ante4 resulted in an allocation of 6.35% of the original strike prices of the Ante4 options to the Ante5 options.  The following Ante5 options as originally issued by Ante4 are held by officers, directors and former officers and directors of Ante5, Inc.:

	Number	Strike
Holder	of options	price	Expiration date	Vesting terms
Bradley Berman, Chairman & CEO	12,000	$0.51	August 9, 2014	Fully vested
Lyle Berman, Former Director	12,000	$0.33	May 31, 2016	Fully vested
Bradley Berman, Chairman & CEO	4,000	$0.29	May 30, 2017	Fully vested
Lyle Berman, Former Director	4,000	$0.29	May 30, 2017	Fully vested
Bradley Berman, Chairman & CEO	4,000	$0.08	May 22, 2018	Fully vested
Lyle Berman, Former Director	4,000	$0.08	May 22, 2018	Fully vested
Bradley Berman, Chairman & CEO	4,000	$0.05	May 20, 2019	Fully vested
Lyle Berman, Former Director	4,000	$0.05	May 20, 2019	Fully vested
Steven Lipscomb, Former CEO	125,000	$0.03	February 20, 2019	Fully vested

On April 26, 2010, we granted a total of 300,000 stock options as compensation for service on the Board of Directors in 2010 to each of our three Directors in equal increments of 100,000 options.  The options vest annually over three years beginning on June 14, 2011 and are exercisable until April 25, 2020 at an exercise price of $0.30 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425.

On November 12, 2010, we granted 1,000,000 stock options our chief executive officer.  The options vest annually over three years beginning on November 12, 2011 and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $845,183.

On November 12, 2010, we granted 100,000 stock options to Morris Goldfarb, one of our directors.  The options vest annually over three years beginning on November 12, 2011 and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $84,518.

On November 15, 2010, we granted 500,000 stock options as compensation to Joshua Wert, our chief operating officer.  The options vest annually over three years beginning on November 15, 2011 and are exercisable until November 14, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8157, was $407,870.

On November 16, 2010, we granted 100,000 stock options to Benjamin Oehler, one of our directors.  The options vest annually over three years beginning on November 16, 2011 and are exercisable until November 15, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8256, was $82,558.

On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 141% and a call option value of $1.4649, was $732,450.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC, Certified Public Accountants is our principal auditing accountant firm.  The audit committee ratified the engagement of M&K before M&K rendered audit services to us.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

M&K Fees
	2010

Audit Fees(1)	$7,650	(1)
Audit Related Fees	- 0 -
Tax Fees(2)	-0-	(2)
All Other Fees	- 0 -
	$7,650

(1)
Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  Audit expenses are recognized when the services are performed, as opposed to the period being tested.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy in the future is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1
Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc., dated April 16, 2010 (Exhibit 10.1 to the current report on Form 8-K of Voyager Oil & Gas, Inc. (formerly Ante4, Inc.), filed on April 19, 2010)(3)

3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Ante5, Inc. 2010 Stock Incentive Plan, as amended(5)
4.2	Form of Stock Incentive Agreement
10.	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (1)
10.2
Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (Exhibit 2.1 to the current report on Form 8-K of Voyager Oil & Gas, Inc. (formerly Ante4, Inc.), filed on April 19, 2010) (3)

10.3
Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (Exhibit 2.1 to the current report on Form 8-K of Ante4, Inc. (now Voyager Oil & Gas, Inc.) filed on August 24, 2009) (4)

10.4
Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (Exhibit 2.2 to the current report on Form 8-K of Ante4, Inc. (now Voyager Oil & Gas, Inc.) filed on August 24, 2009) (4)

10.5	Engagement Contract between Ante5, Inc. and KSNE2 Enterprises, LLC, effective April 22, 2010(2)
10.6	Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc.(6)
10.7	Asset Purchase Agreement, dated March 1, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc.(7)
10.8	Asset Purchase Agreement, dated March 15, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc.(8)
14.1	Code of Ethics(5)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer

(1)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities and Exchange Commissioner on April 23, 2010.

(2)	Incorporated by reference to the Form 10-12G/A Registration Statement filed with the Securities and Exchange Commissioner on May 18, 2010.

(3)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010.

(4)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on August 24, 2009.

(5)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Ante5, Inc. on February 22, 2011, as amended on Form 8-K/A on February 25, 2011.

(6)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Ante5, Inc. on October 10, 2010.

(7)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Ante5, Inc. on March 4, 2011.

(8)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commissioner by Ante5, Inc. on March 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTE5, INC.

Dated: March 31, 2011	By:	/s/ Bradley Berman
Bradley Berman, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bradley Berman	Dated: March 31, 2011
Bradley Berman, Chairman and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Joshua Wert	Dated: March 31, 2011
Joshua Wert, Chief Operating Officer, Corporate Secretary
and Former Interim Chief Financial Officer
(Chief Accounting Officer)

By:	/s/ James Moe	Dated: March 31, 2011
James Moe, Chief Financial Officer

By:	/s/ Morris Goldfarb	Dated: March 31, 2011
Morris Goldfarb, Director

By:	/s/ Benjamin Oehler	Dated: March 31, 2011
Benjamin Oehler, Director