Form 10-Q
period 2011-03-31
ante5, Inc.
filed 2011-05-13
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011
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

Issuer’s telephone Number: (952) 426-1241

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 13, 2011 was 41,180,465.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ANTE5, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$5,672,338	$8,577,610
Accounts receivable	100,721	15,840
Prepaid expenses	142,789	8,431
Current portion of contingent consideration receivable	247,000	287,000
Total current assets	6,162,848	8,888,881

Contingent consideration receivable, net of
current portion and allowance of $878,650	6,164,092	6,185,000

Property and equipment:
Oil and natural gas properties, full cost methodof accounting
Proved properties	561,806	-
Unproved properties	9,578,415	4,343,389
Property and equipment	34,077	15,706
Total property and equipment	10,174,298	4,359,095
Less, accumulated depreciation, amortization and depletion	(52,995)	(13,725)
Total property and equipment, net	10,121,303	4,345,370

Total assets	$22,448,243	$19,419,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including related party amounts of $83,145
and $-0- at March 31, 2011 and December 31, 2010, respectively	$1,368,979	$402,361
Accrued expenses	3,279	47,267
Royalties payable	320,555	323,600
Current portion of deferred tax liability	82,000	119,400
Total current liabilities	1,774,813	892,628

Asset retirement obligations	2,652	-

Deferred tax liability, net of current portion	2,336,700	2,573,600

Total liabilities	4,114,165	3,466,228

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,798,576 and 37,303,614 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	38,799	37,304
Additional paid-in capital	19,076,907	16,654,223
Subscriptions payable, 24,000 and -0- shares at
March 31, 2011 and December 31, 2010, respectively	7,800	-
Accumulated (deficit)	(789,428)	(738,504)
Total stockholders' equity	18,334,078	15,953,023

Total liabilities and stockholders' equity	$22,448,243	$19,419,251

See accompanying notes to financial statements.

ANTE5, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

For the Three
Months Ended
March 31, 2011

Oil and gas sales	$96,940

Operating expenses:
Production expenses	5,623
Production taxes	9,430
General and administrative	368,877
Depletion of oil and gas properties	36,148
Accretion of discount on asset retirement obligations	120
Depreciation and amortization	3,122
Total operating expenses	423,320

Net operating loss	(326,380)

Other income (expense):
Interest income	1,156
Total other income (expense)	1,156

Loss before provision for income taxes	(325,224)

Provision for income taxes	274,300

Net (loss)	$(50,924)

Weighted average number of common shares
outstanding - basic and fully diluted	37,839,900

Net (loss) per share - basic and fully diluted	$(0.00)

See accompanying notes to financial statements.

ANTE5, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Three
Months Ended
March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(50,924)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depletion of oil and gas properties	36,148
Depreciation and amortization	3,122
Common stock options granted, related parties	133,099
Decrease (increase) in assets:
Accounts receivable	(84,881)
Prepaid expenses	(134,358)
Contingent consideration receivable	60,908
Increase (decrease) in liabilities:
Accounts payable	(40,026)
Accrued expenses	(43,868)
Royalties payable	(3,045)
Deferred tax liability	(274,300)
Net cash used in operating activities	(398,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and increases in oil and gas properties	(2,496,576)
Purchases of property and equipment	(18,371)
Net cash used in investing activities	(2,514,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of common
stock options for subscriptions payable	7,800
Net cash provided by financing activities	7,800

NET CHANGE IN CASH	(2,905,272)
CASH AT BEGINNING OF PERIOD	8,577,610
CASH AT END OF PERIOD	$5,672,338

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties paid subsequent to period-end	$1,006,644
Purchase of oil and gas properties through issuance of common stock	$2,291,080

See accompanying notes to financial statements.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 1 – Organization and Nature of Business

Ante5, Inc. (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Voyager Oil & Gas, Inc.), became effective.  We became a publicly traded company when our shares began trading on July 1, 2010.  Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trend in North Dakota and Montana.  Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells.  We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis.  Occasionally we also purchase working interests in producing wells.

We also inherited material assets from our former parent company prior to our spin off.  These historical assets relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We are entitled to royalty payments from that license agreement.  We manage our historical assets to monetize them.  We are in the process of changing our name to Ante5, Oil & Gas, Inc. and to change our state of incorporation from the State of Delaware to the State of Nevada.  Our common stock is currently traded on the OTC QB under the trading symbol “ANFC”.

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

Note 2 – Basis of Presentation and Significant Accounting Policies

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2010, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The Company follows the same accounting policies in the preparation of interim reports.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Former Development Stage Company
Prior to 2011, the Company was considered a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company had disclosed the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.  An entity remains in the development stage until such time as, among other factors, revenues have been realized.  The Company’s realized revenues and oil & gas operations in 2011 met this criteria, as such, the Company is no longer a development stage company and, accordingly, the cumulative statements of operations and cash flows from inception to the current balance sheet date have not been presented.

Comparative Periods
The Company was spun-off from an unrelated business in April of 2010.  As a result, we do not have comparative financial statements for the three month period ended March 31, 2010.

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

	March 31,	December 31,
	2011	2010
Cash	$46,162	$131,859
Money market funds	5,626,176	8,445,751
Total	$5,672,338	$8,557,610

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $200,000.  At March 31, 2011, the Company had approximately $5,425,200 in excess of FDIC insured limits.  The Company has not experienced any losses in such accounts.

Website Development Costs
The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)
Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)
Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

All website development costs from inception through the date of this report have been incurred pursuant to the initial planning stage. As a result, all costs have been expensed as incurred.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Non-Oil & Gas Property and Equipment
Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-oil and gas long-lived assets.  Depreciation expense was $3,122 for the three months ended March 31, 2011.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  As of March 31, 2011, the Company has had no property sales.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  As of March 31, 2011, the Company had no impairment or reduction in value within costs subject to the depletion calculation.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

FASB ASC 310-40 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The Company considers the contingent consideration receivable received pursuant to a sale of substantially all of the assets of Ante4, Inc., as received in the spin-off on April 16, 2010, to be accounted for in accordance with ASC 310-40.  As such, we test for impairment annually using the present value of expected future net cash flows.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Stock and stock options issued for services and compensation totaled $133,099 for the three months ended March 31, 2011, using the Black-Scholes options pricing model and an effective term of half of the stated term of the option grants and the discount rate on 3 year U.S. Treasury securities at the grant date.

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  The Company has not yet undergone an examination by any taxing authorities, but has indemnified Voyager Oil and Gas (Ante4) for any unrecognized liabilities up to $2,500,000, and Voyager Oil and Gas (Ante4) is currently undergoing a federal examination of federal income tax returns for the years ended January 3, 2010 and December 28, 2008.  The outcome of these examinations is uncertain.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  These changes become effective for the Company beginning January 1, 2011.  The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  These changes become effective for the Company beginning January 1, 2011.  The adoption of this ASU did not have a material impact on our financial statements.

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Note 3 – Spin-Off

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 4 – Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31,	December 31,
	2011	2010
Oil and gas properties, full cost method:
Unevaluated costs, not subject to amortization or ceiling test	$9,578,415	$4,343,389
Evaluated costs	561,806	-
	10,140,221	4,343,389
Other property and equipment	34,077	15,706
	10,174,298	4,359,095
Less: Accumulated depreciation, amortization and depletion	(52,995)	(13,725)
Total property and equipment, net	$10,121,303	$4,345,370

The following table shows depreciation, depletion, and amortization expense by type of asset:

	March 31,	December 31,
	2011	2010
Depletion of costs for evaluated oil and gas properties	$36,148	$-
Depreciation and amortization of other property and equipment	3,122	2,105
Total depreciation, amortization and depletion	$39,270	$2,105

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2011.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	March 31, 2011
	Gross	Net
North Dakota	7	0.06

Total:	7	0.06

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  As of March 31, 2011 and December 31, 2010, our principal oil and gas assets included approximately 5,686 and 3,712 net acres, respectively, located in North Dakota.

In the third quarter of 2010, the Company acquired ownership interest in several mineral leases covering approximately 3,712 net acres.  In consideration for their assignment of these mineral leases, the company paid the Sellers a total of $2,969,648 of cash and issued to them 5,011,281 shares of our common stock, and assigned to the Sellers a 2% overriding royalty interest in the mineral leases, effective on the closing.

In the first quarter of 2011, the Company has acquired at total of 1,974 net mineral acres.  In consideration for their assignment of these mineral leases, the company paid a total of $2,410,032 of cash and issued 1,494,962 shares of our common stock.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 6 – Related Party

Accounts Payable
We owe Voyager Oil and Gas, a Company that merged with our former parent company, Ante4, Inc., $76,777 related to sub-lease deposits to be repaid on office space leased in California.  The amount is included in accounts payable.

Option Awards
On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 123% and a call option value of $1.3786, was $689,325, and is being amortized over the vesting period of the options.  The Company recognized $10,173 of compensation expense during the three months ended March 31, 2011.

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

During the three months ended March 31, 2011, we paid $4,655 to an entity under common ownership with our CEO, Bradley Berman for administrative services provided.

Note 7 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”) as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value was recorded on the balance sheet of Ante4.  In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.  We performed an impairment analysis as of December 31, 2010 which necessitated a write down and realization of an $878,650 valuation allowance, along with a corresponding adjustment of $80,057 to royalties payable.  The net amount resulted in the recognition of a $798,593 bad debt expense in the operating expense section of the statement of operations.  The following is a summary of the contingency consideration receivable and related royalties payable at December 31, 2010:

	Contingent		Net Contingent
	Consideration	Royalties	Consideration
	Receivable	Payable	Receivable
Balance spun-off,
April 16, 2010:	$7,577,500	$(415,000)	$7,162,500
Net royalties received and
Commissions paid	(226,850)	11,343	(215,507)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400
Net royalties received and
Commissions paid	(60,908)	3,045	(57,863)
Balance, March 31, 2011	$6,411,092	$(320,555)	$6,090,537

The Company estimated its current portion of the contingent consideration receivable to be $247,000 based on the estimated net present value of royalties expected to be received in the 2011 calendar year.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 8 – Fair Value of Financial Instruments

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

Note 9 – Changes in Stockholders’ Equity

Preferred Stock
On April 9, 2010 (inception) the Company authorized 20,000,000 shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock
On April 9, 2010 (inception) the Company authorized 100,000,000 shares of $0.001 par value common stock.

In February 2011 we acquired additional oil and gas acreage from three unaffiliated sellers in two separate transactions encompassing mineral leases covering a total of approximately 117 net acres in Mountrail, Williams and Dunn counties in North Dakota for which we paid total cash of $215,975 and issued a total of 17,952 shares of our common stock.  The fair value of the common stock exchanged was $29,621 based on the closing stock price at the date of agreement.

On February 28, 2011, we closed an asset purchase agreement with the Sellers under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 732 net acres of oil and gas properties in Williams, Mountrail, Dunn, Burke, Billings, Golden Valley, McKenzie and Stark counties in North Dakota.  In consideration for their assignment of these mineral leases, we paid Sellers a total of $821,270 of cash and issued to them 205,050 shares of our common stock.  The fair value of the common stock exchanged was $328,080 based on the closing stock price at the date of agreement.

On March 16, 2011, we closed an asset purchase agreement with the Sellers under which we acquired Sellers’ ownership interest in several mineral leases covering approximately 1,105 net acres of undeveloped oil and gas properties and 20 net acres of developed producing properties in Mountrail, Williams and Burke Counties in North Dakota in the Williston Basin.  In consideration for their assignment of the mineral leases, we paid Sellers a total of $1,372,787 of cash and issued to them 871,960 shares of our common stock, and issued an additional 400,000 shares of our common stock to an unaffiliated designee of the Sellers.  The fair value of the common stock exchanged was $1,933,379 based on the closing stock price at the date of agreement.

Stock Distribution
On June 14, 2010, Ante4, Inc. distributed 21,292,333 shares of the common stock of the Company among Ante4, Inc.’s shareholders pursuant to the spin-off of the Company from Ante4, Inc.  Each shareholder of record was issued one share of Ante5, Inc. common stock for each share of Ante4, Inc. common stock owned by the shareholder.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 10 – Warrants and Options

Options and Warrants Granted
On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 123% and a call option value of $1.3786, was $689,325, and is being amortized over the vesting period of the options.  The Company recognized $10,173 of compensation expense during the three months ended March 31, 2011.

Options Exercised
On March 18, 2011 a total of 24,000 options were exercised for total proceeds of $7,800.  The shares were issued during April of 2011.  As a result, a subscription payable of $7,800 was recognized as of March 31, 2011.  No other options were exercised during the period from April 9, 2010 (inception) to March 31, 2011.

Note 11 – Asset Retirement Obligation

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2011:

March 31, 2011
Beginning Asset Retirement Obligation	$-
Liabilities Incurred for New Wells Placed in Production	2,532
Accretion of Discount on Asset Retirement Obligations	120
Ending Asset Retirement Obligation	$2,652

Note 12 – Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which provides for an asset and liability approach of accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

We currently estimate that our effective tax rate for the year ending December 31, 2011 will be approximately 40%.  Losses incurred during the period from April 9 (inception) to March 31, 2011 as well as additional losses incurred during the remainder of 2011 could be used to offset future tax liabilities.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2011, net deferred tax assets were $-0- after a 100% valuation allowance applied to net deferred tax assets of approximately $288,000.  We have not provided a valuation allowance against our tax liability.  As of March 31, 2011, the Company recognized a deferred tax liability of $2,418,700 related to income taxes on a net contingent consideration receivable resulting from the sale of assets to Party Gaming during 2009.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before March 31, 2011.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 13 – Subsequent Events

Financing Arrangement
On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”).  The facility provides $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position.  The facility will be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time.  The facility sets the minimum total draw at $500,000 and requires Ante5, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, states that Ante5 has at least twelve months interest coverage on its balance sheet in cash.

In connection with the closing of the Credit Agreement on May 2, 2011, the Company issued to each Lender a five-year warrant to purchase a number of shares of the Company’s common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage, at an exercise price per share equal to $0.95 per share.  In the event of a Lender default (i.e. failure to fund its pro rata commitment), the interest rate on such defaulting Lender’s advances (but not on any non-defaulting Lender’s advances) is automatically reduced from 19% to 12% per annum, and the Company has all other remedies available at law or in equity.  In addition, if the Lender default occurs prior to the earlier to occur of (i) May 2, 2012, or (ii) the date the defaulting Lender has made advances in an amount greater than fifty percent (50%) of its commitment amount, the Company is entitled to cancel all of the defaulting Lender’s then-outstanding warrant and shares of Company common stock issued or issuable upon the exercise of the warrant.

Morris Goldfarb, one of the Company’s directors, is participating as a Lender through the Agent with a commitment amount of $1.5 million in the facility.  In consideration for his participation through the agent, Mr. Goldfarb is being issued 75,000 warrants (his pro-rata share as a Lender) with an exercise price of $0.95 per share with the same terms and conditions as the other warrants issued in connection with the closing of the Credit Agreement.

On April 4, 2011, the Company issued a total of 24,000 shares of common stock in satisfaction of a common stock subscription payable resulting from the March 18, 2011 exercise of a total of 24,000 common stock options in exchange for proceeds of $7,800.

Acquisitions of Acreage
On April 4, 2011, the Company acquired a total of 116 net mineral acres of undeveloped oil and gas properties located in Mountrail and Williams Counties within North Dakota.  In consideration for the assignment of these mineral leases, the Company paid a total of $145,025 of cash and issued 55,689 shares of our common stock.

On April 27, 2011, the Company acquired a total of 3,837 net mineral acres of undeveloped oil and gas properties located in Dunn County, North Dakota.  In consideration for the assignment of these mineral leases, the Company paid a total of $2,685,900 of cash and issued 2,302,200 shares of our common stock.

On April 27, 2011, the Company entered into an asset purchase agreement to acquire at total of 4,187 net mineral acres of undeveloped oil and gas properties located in the counties of Billings and Stark, North Dakota, in consideration for a total of $3,349,552 of cash and issued1,395,647 shares of our common stock.  The closing of the purchase and sale of assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement for 5B - IRS, but no later than June 24, 2011, unless the sellers and the Company mutually agree in writing to extend the closing date.

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

Readers are urged not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Overview and Outlook

We are an oil and natural gas exploration and production company.  Our properties are located in North Dakota.  Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of March 31, 2011, we controlled the rights to mineral leases covering approximately 5,686 net acres for prospective drilling to the Bakken and/or Three Forks formations.  Looking forward, we are pursuing the following objectives:

▪	Acquire high-potential mineral leases;
▪	Access appropriate capital markets to fund continued acreage acquisition and drilling activities;
▪	Develop and maintain strategic industry relationships;
▪	Attract and retain talented associates;
▪	Operate a low overhead non-operator business model; and
▪	Become a low cost producer of hydrocarbons.

We are formerly a wholly-owned subsidiary of Ante4, Inc., which spun us off to its shareholders of record on or about April 16, 2010.  Ante4 formerly operated as WPT Enterprises, Inc. when it created internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes.  On November 2, 2009, Ante4 closed a transaction with Peerless Media, Ltd., a subsidiary of PartyGaming, PLC.  In the transaction, Ante4 sold to PartyGaming substantially all of Ante4’s operating assets other than cash, investments and certain excluded assets.  As a result of closing the transaction, Ante4 no longer operated a substantial portion of the WPT business.  In connection with the transaction, Ante4 retained the rights to a future Royalty Stream from the operation of the WPT business by Peerless Media, and certain other assets. Ante4 then transferred substantially all of those assets to us when we were a wholly-owned subsidiary of Ante4.  As the owner of these historical assets, we have succeeded to Ante4’s rights to the Royalty Stream and other claims, which we intend to monetize and manage.

Production History

The following table presents information about our produced oil and gas volumes during the three months ended March 31, 2011.  As of March 31, 2011, we were selling oil and natural gas from a total of 7 gross wells (approximately 0.06 net wells).  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

For the Three
Months Ended
March 31, 2011
Net Production:
Oil (Bbl)	1,161
Natural Gas (Mcf)	560
Barrel of Oil Equivalent (Boe)	1,254

Average Sales Prices:
Oil (per Bbl)	$81.84
Effect of oil hedges on average price (per Bbl)	--
Oil net of hedging (per Bbl)	$81.84
Natural Gas (per Mcf)	$3.50
Effect of natural gas hedges on average price (per Mcf)	--
Natural gas net of hedging (per Mcf)	$3.50

Average Production Costs:
Oil (per Bbl)	$4.75
Natural Gas (per Mcf)	$0.20
Barrel of Oil Equivalent (Boe)	$4.48

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three months ended March 31, 2011.

For the Three
Months Ended
March 31, 2011

Depletion of oil and natural gas properties	$36,148

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2011.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	March 31, 2011
	Gross	Net
North Dakota	7	0.06

Total:	7	0.06

Results of Operations for the Three Months Ended March 31, 2011

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2011.

For the Three
Months Ended
March 31, 2011

Oil and gas sales	$96,940

Operating expenses:
Production expenses	5,623
Production taxes	9,430
General and administrative	368,877
Depletion of oil and gas properties	36,148
Accretion of discount on asset retirement obligations	120
Depreciation and amortization	3,122
Total operating expenses	423,320

Net operating loss	(326,380)

Interest income	1,156

Loss before provision for income taxes	(325,224)
Provision for income taxes	274,300

Net (loss)	$(50,924)

The Company was established on April 9, 2010 (inception) and had no operations during the three month period ending March 31, 2010.  As such, there were no comparative revenues and expenses.

Revenues:

We recognized $96,940 in revenues from sales of crude oil and natural gas for the three months ended March 31, 2011.  These revenues are due to the drilling, development and acquisition of producing wells.  We have seven gross producing wells in the quarter ended March 31, 2011, and an additional twelve wells that are either preparing to drill, drilling, awaiting completion, completing.

Expenses:

Production expenses and taxes

Our production expenses and taxes of $5,623 and $9,430 for the three months ended March 31, 2011 are comprised of certain production costs involved in the development of producing reserves in the Bakken region.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 were $368,877.  Our general and administrative expenses consisted primarily of $120,628 of officer salaries, $161,422, of professional fees, $16,214 of board services expenses related to the issuance of common stock options for board services, approximately $5,500 of administrative labor fees, $18,100 of health and directors’ and officer’s insurance, $3,900 of travel costs, $7,100 of office and computer supplies, $17,013 of general office and miscellaneous expenses, $2,200 of stock support services, and approximately $16,800 of annual fees and licenses.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We were in the development stage prior to the current year and as such, we have not obtained an independent engineering reserve report to calculate its depletion rate.  Until we obtain an independent engineering reserve report, an estimated depletion rate based on an average of other Bakken producing peers will be used to estimate depletion expenses for interim periods.  We recognized depletion expense of $36,148 for the three months ended March 31, 2011.

Depreciation

Depreciation expense for the three months ended March 31, 2011 was $3,122.  We anticipate quarterly depreciation of approximately $4,000 through the remainder of the year for 2011.

Net operating loss

The net operating loss for the three months ended March 31, 2011 was $326,380.  Our net operating loss consisted primarily of professional fees, officer salaries and depletion expense, netted against our oil and gas income, as we established our oil and gas business.

Other (income) and expenses

Other (income) and expenses for the three months ended March 31, 2011 was ($1,156). The net other income consisted of $1,156 of interest income earned on money market accounts.

Net loss

The net loss for the three months ended March 31, 2011 was $50,924.  Our net loss consisted primarily of professional fees, officer salaries and stock support services expense, netted against our oil and gas income and change in provision for income taxes, as we established our oil and gas business.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Current Assets	$6,162,848	$8,888,881

Current Liabilities	$1,777,465	$892,628

Working Capital	$4,385,383	$7,996,253

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business.  As of March 31, 2011, we had working capital of $4,385,383.

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”).  The facility provides $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position.  The facility will be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time.  The facility sets the minimum total draw at $500,000 and requires Ante5, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, states that Ante5 has at least twelve months interest coverage on its balance sheet in cash.

In connection with the closing of the Credit Agreement on May 2, 2011, we issued to each Lender a five-year warrant to purchase a number of shares our common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage, at an exercise price per share equal to $0.95 per share.  In the event of a Lender default (i.e. failure to fund its pro rata commitment), the interest rate on such defaulting Lender’s advances (but not on any non-defaulting Lender’s advances) is automatically reduced from 19% to 12% per annum, and we have all other remedies available at law or in equity.  In addition, if the Lender default occurs prior to the earlier to occur of (i) May 2, 2012, or (ii) the date the defaulting Lender has made advances in an amount greater than fifty percent (50%) of its commitment amount, we are entitled to cancel all of the defaulting Lender’s then-outstanding warrant and shares of our common stock issued or issuable upon the exercise of the warrant.

Morris Goldfarb, one of the our directors, is participating as a Lender through the Agent with a commitment amount of $1.5 million in the facility.  In consideration for his participation through the Agent, Mr. Goldfarb is being issued 75,000 warrants (his pro-rata share as a Lender) with an exercise price of $0.95 per share with the same terms and conditions as the other warrants issued in connection with the closing of the Credit Agreement.

On March 18, 2011 a total of 24,000 options were exercised for total proceeds of $7,800.  The shares were issued during April of 2011.  As a result, a subscription payable of $7,800 was recognized as of March 31, 2011.

We raised capital in 2010 for our oil and gas investments through a combination of private sales of our common stock and purchase money equity (shares of our common stock) issued to the sellers of oil and gas properties to us.  We anticipate additional capital or financing activities in 2011 and in future years to finance the costs of acquiring additional oil and gas acreage, which we intend to pursue.  We plan to utilize the proceeds to acquire properties and pay for the related drilling, completion and operating costs on our oil and gas prospects.  For drilling costs, we entered into a revolving credit agreement in May 2011.  We believe this facility will provide financing needed to fund our drilling needs for 2011.  However, we will continue to monitor our needs and increase or replace credit facility when necessary.  Should we not be able to secure additional financing when needed, we may not be able to grow and may be required to reduce the scope of our operations, any of which would have a material adverse effect on our business.  Our future capital requirements will depend on many factors, including the identification of additional oil and gas acreage and expansion opportunities, the frequency of drilling activities on our prospects, the cost and availability of third-party capital or financing, and our revenues, cash flow and operating costs.

We anticipate that we may incur operating losses in the next twelve months.  Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment and operating costs in 2011.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations.  To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2011, our balance of cash and cash equivalents was $5,672,338.  Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing.  We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them.  Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name.  There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd. See “Part II, Item 1. Legal Proceedings.”

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

As of March 31, 2011, we had three employees, our chief executive officer, Bradley Berman, and our chief operating officer, Joshua Wert, and our chief financial officer, James Moe.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to expand our oil and gas business and continue to acquire more mineral leases, we may need to hire additional employees.  In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate.  We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

In connection with the transfer of the Ante5 assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4 and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4. Ante5’s obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate and terminates on or about April 15, 2012.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  On an ongoing basis, we evaluate these estimates and judgments, including those described below.  We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in notes to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Stock-Based Compensation

We have accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).  This statement requires us to record any expense associated with the fair value of stock-based compensation.  We used the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Full Cost Method

We follow the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisitions, and exploration activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Principal Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2010, we identified the following material weaknesses in our internal control over financial reporting: (1) Documentation of all proper accounting procedures is not yet complete, and (2) during the audit of our financial statements as of and for the period ended December 31, 2010, our independent registered public accounting firm suggested a tax adjusting journal entry that was made by us in connection with the preparation of our audited financial statements.  We have engaged an outside professional tax accounting firm to assist as with our tax accounting for the preparation of our financial statements.  This firm assisted us with our tax accounting for the preparation of our financial statements for the fiscal quarter ended March 31, 2011 included in this quarterly report.  Accordingly, we believe that we no longer have a material weakness in connection with our tax accounting.  Furthermore, we are in the process of preparation and implementation of the documentation that we need to comply with the criteria set forth by the committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  We expect to have the documentation in place and being tested in the second fiscal quarter ending June 30, 2011.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the three month period ended March 31, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

We have a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding their performance of obligations with respect to the WPT Business purchased by it from Ante4 in November 2009.  We have been paid a total of $332,213 of royalties by Peerless Media, Ltd. in the Royalty Stream since the closing of the sale of the WPT Business to Peerless Media, Ltd. as of March 31, 2011.  We believe that this amount is far less than the royalties that should have been generated.  In March 2011, we engaged legal counsel which delivered a formal written demand for substantially higher royalty payments.  Peerless Media, Ltd. has not agreed to increase their payment of royalties to us or otherwise satisfy our demand.  Consequently, we filed an arbitration claim against Peerless Media, Ltd. and PartyGaming, PLC asserting our claims for payment.  They have answered our complaint in arbitration by denying liability for the increased payments being demanded by us.  There is no assurance that the dispute will be settled or that we will prevail in the arbitration, or that even if we prevail, we will collect the royalties we seek or any additional royalties at all.  There is no assurance that Peerless Media, Ltd. will not file counterclaims against us.

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

ANTE5, INC.

Dated: May 13, 2011	By:	/s/Bradley Berman
Bradley Berman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2011	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)