Form 10-Q
period 2011-09-30
ante5, Inc.
filed 2011-11-14
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011
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

The number of shares of registrant’s common stock outstanding as of November 11, 2011 was 47,402,965.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and the Period from April 9, 2010 (Inception) to September 30, 2010	2
	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011 and the period from April 9, 2010 (Inception) to September 30, 2010	3
	Notes to the Condensed Financial Statements (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	(REMOVED AND RESERVED)	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS	30
	SIGNATURES	31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMETNS

ANTE5, INC.
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$3,212,444	$8,577,610
Accounts receivable	978,051	15,840
Prepaid expenses	121,655	8,431
Current portion of contingent consideration receivable	250,000	287,000
Total current assets	4,562,150	8,888,881

Contingent consideration receivable, net of current portion and allowance of $878,650	6,062,103	6,185,000

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	7,780,914	-
Unproved properties	13,321,935	4,343,389
Other property and equipment	62,360	15,706
Total property and equipment	21,165,209	4,359,095
Less, accumulated depreciation, amortization and depletion	(439,924)	(13,725)
Total property and equipment, net	20,725,285	4,345,370

Total assets	$31,349,538	$19,419,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,398,693	$325,584
Accounts payable, related parties	6,985	76,777
Accrued expenses	-	47,267
Royalties payable	315,606	323,600
Current portion of deferred tax liability	80,400	119,400
Total current liabilities	2,801,684	892,628

Asset retirement obligations	3,667	-

Deferred tax liability, net of current portion	2,232,100	2,573,600

Total liabilities	5,037,451	3,466,228

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,402,965 and 37,303,614 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	47,403	37,304
Additional paid-in capital	27,807,637	16,654,223
Accumulated (deficit)	(1,542,953)	(738,504)
Total stockholders' equity	26,312,087	15,953,023

Total liabilities and stockholders' equity	$31,349,538	$19,419,251

See accompanying notes to financial statements.

ANTE5, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	April 9, 2010 (Inception) to
	2011	2010	September 30, 2011	September 30, 2010

Oil and gas sales	$900,511	$-	$1,248,041	$-

Operating expenses:
Production expenses	362,560	-	379,535	-
Production taxes	101,936	-	138,939	-
General and administrative	474,570	148,064	1,332,556	487,594
Depletion of oil and gas properties	327,363	-	431,893	-
Accretion of discount on asset retirement obligations	154	-	420	-
Depreciation and amortization	2,869	743	8,951	1,362
Total operating expenses	1,269,452	148,807	2,292,294	488,956

Net operating loss	(368,941)	(148,807)	(1,044,253)	(488,956)

Other income (expense):
Interest income	252	1,988	1,664	4,044
Interest (expense)	(38,233)	(2,889)	(63,723)	(11,429)
Other income	20,410	140,882	20,410	140,882
Loss on disposal of equipment	-	-	(1,061)	-
Indemnification expenses	-	-	(97,986)	-
Total other income (expense)	(17,571)	139,981	(140,696)	133,497

Loss before provision for income taxes	(386,512)	(8,826)	(1,184,949)	(355,459)

Provision for income taxes	48,300	-	380,500	-

Net (loss)	$(338,212)	$(8,826)	$(804,449)	$(355,459)

Weighted average number of common shares outstanding - basic and fully diluted	45,661,345	21,292,333	41,364,318	21,292,333

Net (loss) per share - basic and fully diluted	$(0.01)	$-	$(0.02)	$(0.02)

See accompanying notes to financial statements.

ANTE5, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2011	April 9, 2010 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(804,449)	$(355,459)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depletion of oil and gas properties	431,893	-
Depreciation and amortization	8,951	1,362
Accretion of discount on asset retirement obligations	420	-
Loss on disposal of equipment	1,061	-
Loss on sale of debt securities	-	8,363
Common stock granted for services	43,120	-
Common stock warrants granted	46,264	-
Common stock warrants granted, related parties	8,164	-
Common stock options granted, related parties	492,359	58,425
Decrease (increase) in assets:
Accounts receivable	(962,211)	(11,633)
Prepaid expenses	(113,224)	(15,234)
Contingent consideration receivable	159,897	141,365
Increase (decrease) in liabilities:
Accounts payable	187,100	(23,378)
Accounts payable, related parties	(69,792)	-
Accrued expenses	(47,267)	29,546
Royalties payable	(7,994)	(9,294)
Deferred tax liability	(380,500)	-
Net cash used in operating activities	(1,006,208)	(175,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in spin-off from Ante4, Inc.	-	258,712
Proceeds from sale of short term investments	-	3,700,000
Purchases and increases in oil and gas properties	(9,929,935)	-
Purchases of other property and equipment	(62,360)	-
Net cash used in investing activities	(9,992,295)	3,958,712

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	-	(2,437,336)
Proceeds from the sale of common stock, net of $526,444 of offering costs	5,616,057	-
Proceeds from the exercise of common stock options	17,280	-
Net cash provided by (used in) financing activities	5,633,337	(2,437,336)

NET CHANGE IN CASH	(5,365,166)	1,345,439
CASH AT BEGINNING OF PERIOD	8,577,610	-
CASH AT END OF PERIOD	$3,212,444	$1,345,439

SUPPLEMENTAL INFORMATION:
Interest paid	$9,295	$6,854
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties paid subsequent to period-end	$1,886,009	$-
Purchase of oil and gas properties through issuance of common stock	$4,940,269	$-
Capitalized asset retirement obligations	$3,247	$-

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

We commenced our oil and gas business in the fall of 2010 and, completed our initial reservoir engineering calculations as of June 30, 2011.  Our goal is to deploy our capital to maximize our oil and gas production and reserves.

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

Comparative Periods
The Company was spun-off from an unrelated business in April of 2010.  As a result, the comparative financial statements for the nine month period ended September 30, 2010 are based on a short period.

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

	September 30, 2011	December 31, 2010

Cash	$205,678	$131,859
Money market funds	3,006,766	8,445,751
Total	$3,212,444	$8,557,610

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $200,000.  At September 30, 2011, the Company had approximately $2,805,800 in excess of FDIC insured limits.  The Company has not experienced any losses in such accounts.

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

We have incurred a total of $40,000 of website development costs from inception through the date of this report as incurred pursuant to the development stage. As a result, these costs have been capitalized, but depreciation has not yet commenced.

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

Non-Oil & Gas Property and Equipment
Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-oil and gas long-lived assets.  Depreciation expense was $8,951 for the nine months ended September 30, 2011.

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

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  As of September 30, 2011, the Company has had no property sales.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  As of September 30, 2011, the Company had no impairment or reduction in value within costs subject to the depletion calculation.

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

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the nine months ended September 30, 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Stock options issued for services and compensation totaled $492,359 for the nine months ended September 30, 2011, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 4 – Property and Equipment

Property and equipment at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Oil and gas properties, full cost method:
Evaluated costs	$7,780,914	$-
Unevaluated costs, not subject to amortization or ceiling test	13,321,935	4,343,389
	21,102,849	4,343,389
Other property and equipment	62,360	15,706
	21,165,209	4,359,095
Less: Accumulated depreciation, amortization and depletion	(439,924)	(13,725)
Total property and equipment, net	$20,725,285	$4,345,370

The following table shows depreciation, depletion, and amortization expense by type of asset:

	September 30, 2011	September 30, 2010
Depletion of costs for evaluated oil and gas properties	$431,893	$-
Depreciation and amortization of other property and equipment	8,031	1,362
Total depreciation, amortization and depletion	$439,924	$1,362

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at September 30, 2011.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2011
	Gross	Net

North Dakota	21	0.66
Total:	21	0.66

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  As of September 30, 2011 and December 31, 2010, our principal oil and gas assets included approximately 9,880 and 3,712 net acres, respectively, located in North Dakota.

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

In the third quarter of 2011, the Company acquired a total of 240 net mineral acres.  In consideration for their assignment of these mineral leases, the Company paid a total of $720,667 of cash.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2011:

September 30, 2011
Purchases of oil and gas properties and development costs for cash	$9,929,935
Purchases of oil and gas properties for cash paid subsequent to September 30, 2011	1,886,009
Purchases of oil and gas properties through the issuance of common stock	4,940,269
Capitalized asset retirement obligations	3,247
Total purchase and development costs, oil and gas properties	$16,759,460

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 6 – Related Party

Option Awards
On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $1.3661, was $683,070, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $123,333 of compensation expense during the nine months ended September 30, 2011.

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

Morris Goldfarb, one of the Company’s directors, is participating as a Lender through the Agent with a commitment amount of $1.5 million in the facility.  In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a Lender) with the same terms and conditions as the other warrants issued in connection with the closing of the Credit Agreement.  The warrants vest on the earlier of the 1 year anniversary of the grant date (May 2, 2012) or when 50% of the LOC has been advanced, and are exercisable until May 1, 2016 at an exercise price of $0.95 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $58,781, and is being amortized over the three year life of the credit agreement.  The Company recognized $8,164 of compensation expense during the nine months ended September 30, 2011.

Other Related Party Transactions
Our former President and Chief Executive Officer, Steve Lipscomb, receives a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as a contingent consideration receivable, in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009.  Mr. Lipscomb has received a total of $7,995 in commissions during the nine months ended September 30, 2011.  Mr. Lipscomb also has been retained as a consultant at a rate of $4,167 per month.  As of September 30, 2011 we owed Mr. Lipscomb $5,055 as reported within accounts payable on the balance sheet as of September 30, 2011.

We sublease office space on a month to month basis where the lessor is an entity owned by our CEO, Bradley Berman for approximately $1,077 per month.  We have paid a total of $10,447 to this entity during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we paid $8,668 to an entity owned by our CEO, Bradley Berman for administrative services provided, and an additional $1,894 of reimbursable services were unpaid and reported within accounts payable on the balance sheet as of September 30, 2011.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Note 7 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”), as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value was recorded on the balance sheet of Ante4.  In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.  We performed an impairment analysis as of December 31, 2010 which necessitated a write down and realization of an $878,650 valuation allowance, along with a corresponding adjustment of $80,057 to royalties payable.  The net amount resulted in the recognition of $798,593 of bad debt expense in the operating expense section of the statement of operations.  The following is a summary of the contingency consideration receivable and related royalties payable at September 30, 2011:

	Contingent Consideration Receivable	Royalties Payable	Net Contingent Consideration Receivable

Balance spun-off, April 16, 2010:	$7,532,985	$(415,000)	$7,117,985
Net royalties received and Commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400
Net royalties received and Commissions paid	(159,897)	7,994	(151,903)
Balance, September 30, 2011	$6,312,103	$(315,606)	$5,996,497

The Company estimated its current portion of the contingent consideration receivable to be $250,000 based on the estimated net present value of royalties expected to be received in the next twelve months.

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

On March 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share for total proceeds of $7,800.  The shares were subsequently issued on April 4, 2011.

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

On May 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share by our CEO in exchange for total proceeds of $7,800.

On July 7, 2011 a total of 12,000 options were exercised at various prices between $0.05 and $0.29 per share, resulting in the receipt of total proceeds of $1,680.  No other options were exercised during the nine month period ending September 30, 2011.

On July 26, 2011, we closed on a Securities Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors (the “Purchasers”) to sell 6,142,500 units (“Units”) at a price of $1.00 per Unit, with each Unit consisting of one share of our common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock for a total of 3,071,250 shares at an exercise price of $1.50 per share (the “Offering”).  The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $2.50 per share for ten (10) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption and provided that a resale registration statement with respect to exercise of the warrants is declared effective.  Net proceeds to the Company from the sale of the Units, after deducting selling commissions and offering expenses, were approximately $5.6 million.  The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

The Company agreed to pay the agents in connection with this offering an aggregate fee equal to 7.0% of the gross proceeds from the sale of the Units in the Offering.  Additionally, the Company issued warrants to the agents to purchase an aggregate of 307,125 shares of the Company’s common stock at an exercise price of $1.00 per share to the Agents (the “Agents’ Warrants”).

On August 9, 2011 the Company’s Board of Directors issued 44,000 shares of restricted common stock to an independent contractor for investor relations services provided. The total fair value of the common stock was $43,120 based on the closing price of the Company’s common stock on the date of grant.

Stock Distribution
On June 14, 2010, Ante4, Inc. distributed 21,292,333 shares of the common stock of the Company among Ante4, Inc.’s shareholders pursuant to the spin-off of the Company from Ante4, Inc.  Each shareholder of record was issued one share of Ante5, Inc. common stock for each share of Ante4, Inc. common stock owned by the shareholder.

Note 10 – Warrants and Options

Options and Warrants Granted
On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $1.3661, was $683,070, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $123,333 of compensation expense during the nine months ended September 30, 2011.

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

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

In connection with the closing of the Credit Agreement on May 2, 2011, the Company issued to each Lender a five-year warrant to purchase a number of shares of the Company’s common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage.  The warrants vest on the earlier of the 1 year anniversary of the grant date (May 2, 2012) or when 50% of the LOC has been advanced, and are exercisable until May 1, 2016 at an exercise price of $0.95 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $391,872, and is being amortized over the three year life of the credit agreement.  The Company recognized a total of $54,428 of interest expense during the nine months ended September 30, 2011.

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

On July 26, 2011, we issued a total of 3,071,250 warrants as part of a Securities Purchase Agreement with multiple accredited investors that purchased a total of 6,142,500 units at a price of $1.00 per Unit consisting of one share of our common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock for a total of 3,071,250 shares at an exercise price of $1.50 per share.  The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $2.50 per share for ten (10) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption and provided that a resale registration statement with respect to exercise of the warrants is declared effective.  In addition, we issued warrants to the agents to purchase an aggregate of 307,125 shares of the Company’s common stock at an exercise price of $1.00 per share to the Agents.  Net proceeds to the Company from the sale of the Units, after deducting selling commissions and offering expenses, were approximately $5.6 million.  The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 4, 2011, we granted 10,000 stock options to a new employee.  The options vest annually over five years beginning on August 4, 2012 and are exercisable until August 3, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 86% and a call option value of $0.7436, was $7,436, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $248 of compensation expense during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011 we recognized a total of $382,144 of compensation expense on common stock options issued to Officers and Directors during 2010 that is being amortized over the implied service term, or vesting period, of the options.  The remaining unamortized balance of these options is $1,018,910 as of September 30, 2011.

Options Exercised
On March 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share for total proceeds of $7,800.  The shares were subsequently issued on April 4, 2011.

On May 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share by our CEO in exchange for total proceeds of $7,800.

On July 7, 2011 a total of 12,000 options were exercised at various prices between $0.05 and $0.29 per share, resulting in the receipt of total proceeds of $1,680.

No other options were exercised during the nine month period ending September 30, 2011.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2011:

September 30, 2011
Beginning Asset Retirement Obligation	$-
Liabilities Incurred for New Wells Placed in Production	3,247
Accretion of Discount on Asset Retirement Obligations	420
Ending Asset Retirement Obligation	$3,667

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

We currently estimate that our effective tax rate for the year ending December 31, 2011 will be approximately 40%.  Losses incurred during the period from April 9 (inception) to September 30, 2011 as well as additional losses incurred during the remainder of 2011 could be used to offset future tax liabilities.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2011, net deferred tax assets were $-0- after a 100% valuation allowance applied to net deferred tax assets of approximately $520,000.  We have not provided a valuation allowance against our tax liability.  As of September 30, 2011, the Company recognized a deferred tax liability of $2,312,500 related to income taxes on a net contingent consideration receivable resulting from the sale of assets to Party Gaming during 2009.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before September 30, 2011.

Note 13 – Subsequent Events

Change in Management
On October 26, 2011, Bradley Berman voluntarily resigned as the Chief Executive Officer of the Company effective as of November 9, 2011 and subject to the appointment of Kenneth T. DeCubellis as Chief Executive Officer, and Kenneth T. DeCubellis was appointed as the new Chief Executive Officer of the Company as of November 9, 2011.  Mr. Berman will continue to serve as a director and the Company’s Chairman of the Board of Directors.

In consideration for Mr. DeCubellis’ service as the Chief Executive Officer of the Company, the Company has agreed to pay to Mr. DeCubellis the following compensation: an annual salary of $200,000, participation in Company employee benefit programs if and as they are implemented by the Company, such as 401(k) plans and disability and life insurance coverage, and stock options as disclosed below.

Ante5, Inc.
Notes to Condensed Financial Statements
 (Unaudited)

Common Stock Options
On October 26, 2011, we granted 1,000,000 stock options to Kenneth DeCubellis, our new Chief Executive Officer.  The options vest annually over five years beginning on October 26, 2012 and are exercisable until October 25, 2021 at an exercise price of $1.00 per share.

On November 2, 2011, we granted 200,000 stock options to our CFO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.

On November 2, 2011, we granted 133,000 stock options to our COO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.

On November 2, 2011, we granted 10,000 stock options to an employee.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.

Acquisitions of Acreage
On October 7, 2011, the Company acquired a total of 636 net mineral acres of undeveloped oil and gas properties located in Mountrail, Williams, Dunn and Billings Counties within North Dakota.  In consideration for the assignment of these mineral leases, the Company paid a total of $1,413,659.

On October 21, 2011, the Company, working in conjunction with another oil and gas company, acquired a total of 320 net mineral acres of undeveloped oil and gas properties located in McKenzie County within North Dakota.  In consideration for the assignment of these mineral leases, the Company paid a total of $960,000, or $3,000 per net acre, and then assigned 80% of our interests, or 256 net acres at $3,000 per net acre to our bidding partners.  This resulted in a net acquisition of 64 net mineral acres in exchange for net proceeds paid of $192,000. No gain or loss was recognized on the subsequent assignment of the properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

●	volatility or decline of our stock price;
●	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
●	we are subject to certain contingent liabilities of our former parent company, and we have an indemnification obligation for certain liabilities, if any, that our former parent company may incur to a third party arising from pre-spin-off operations;
●	potential fluctuation in quarterly results;
●	our failure to earn revenues or to monetize claims that we have for payments owed to us;
●	material defaults on monetary obligations owed us, resulting in unexpected losses
●	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
●	unavailability of oil and gas prospects to acquire;
●	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
●	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
●	drilling of dry holes;
●	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
●	dissipation of existing assets and failure to acquire or grow a new business;
●	lower royalty income than anticipated or the absence of royalty income due to default or for other reasons; and
●	litigation, disputes and legal claims involving outside parties.

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

Overview and Outlook

We are an oil and natural gas exploration and production company.  Our properties are located in North Dakota.  Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of September 30, 2011, we controlled the rights to mineral leases covering approximately 9,880 net acres for prospective drilling to the Bakken and/or Three Forks formations.  Looking forward, we are pursuing the following objectives:

●	Acquire high-potential mineral leases;
●	Access appropriate capital markets to fund continued acreage acquisition and drilling activities;
●	Develop and maintain strategic industry relationships;
●	Attract and retain talented associates;
●	Operate a low overhead non-operator business model; and
●	Become a low cost producer of hydrocarbons.

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

Production History

The following table presents information about our produced oil and gas volumes during the three and nine months ended September 30, 2011.  As of September 30, 2011, we were selling oil and natural gas from a total of 21 gross wells (approximately 0.66 net wells).  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.  We entered into the oil & gas industry in October of 2010, as such, we do not have information to present for the comparative periods ended September 30, 2010.

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Net Production:
Oil (Bbl)	10,288	14,028
Natural Gas (Mcf)	3,479	4,200
Barrel of Oil Equivalent (Boe)	10,868	14,728

Average Sales Prices:
Oil (per Bbl)	$85.61	$86.95
Effect of oil hedges on average price (per Bbl)	$-	$-
Oil net of hedging (per Bbl)	$85.61	$86.95
Natural Gas (per Mcf)	$7.27	$6.73
Effect of natural gas hedges on average price (per Mcf)	$-	$-
Natural gas net of hedging (per Mcf)	$7.27	$6.73

Average Production Costs:
Oil (per Bbl)	$35.14	$26.97
Natural Gas (per Mcf)	$0.29	$0.28
Barrel of Oil Equivalent (Boe)	$33.36	$25.77

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three and nine months ended September 30, 2011.

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011

Depletion of oil and natural gas properties	$327,363	$431,893

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2011.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2011
	Gross	Net

North Dakota	21	0.66

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2011 and September 30, 2010.

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	Increase / (Decrease)

Oil and gas sales	$900,511	$-	$900,511

Operating expenses:
Production expenses	362,560	-	362,560
Production taxes	101,936	-	101,936
General and administrative	474,570	148,064	326,506
Depletion of oil and gas properties	327,363	-	327,363
Accretion of discount on asset retirement obligations	154	-	154
Depreciation and amortization	2,869	743	2,126
Total operating expenses:	1,269,452	148,807	1,120,645

Net operating loss	(368,941)	(148,807)	220,134

Total other income (expense)	(17,571)	139,981	157,552

Loss before provision for income taxes	(386,512)	(8,826)	377,686

Provision for income taxes	48,300	-	48,300

Net (loss)	$(338,212)	$(8,826)	$329,386

The Company was established on April 9, 2010 (inception) and had limited operations during the three months ended September 30, 2010.  We did not begin acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana until October of 2010.  As such, there were no comparative oil and gas related revenues and expenses during the three months ended September 30, 2010.

Revenues:

We recognized $900,511 in revenues from sales of crude oil and natural gas for the three months ended September 30, 2011.  These revenues are due to the drilling and development of producing wells.  We had twenty-one gross producing wells as of September 30, 2011, and an additional seven wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages.  In late September one of the wells in which we hold a larger interest experienced pump failure.  We expect this well will return to full production in the fourth quarter, however the temporary loss of production will likely impact fourth quarter revenues.

Expenses:

Production expenses and taxes

Our production expenses of $362,560 and production taxes of $101,936 for the three months ended September 30, 2011 are comprised of certain production costs involved in the development of producing reserves in the Bakken formation.  Combined they represent approximately 52% of the oil and gas sales for the three month period ended September 30, 2011.  Our production expenses and taxes increased as a percentage of sales by 36% from 16% for the three month period ended June 30, 2011 primarily due to additional transportation costs in the Bakken region due to congestion and delays in transporting the disposal of byproducts in the drilling process.  In addition, the well that is responsible for the majority of these additional costs is currently not producing due to a pump failure.  We expect this well to be producing again in the near term, and anticipate these additional costs will dissipate in the future as additional waste treatment facilities are opened.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011 were $474,570, compared to $148,064 for the three months ended September 30, 2010, an increase of $326,506, or 221%.  Our increase in general and administrative expenses was primarily due to increased compensation as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We recognized depletion expense of $327,363 for the three months ended September 30, 2011.

Depreciation

Depreciation expense for the three months ended September 30, 2011 was $2,869, compared to $743 for the three months ended September 30, 2010, an increase of $2,126, or 286%.  The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in 2011.  We anticipate quarterly depreciation of approximately $4,000 through the remainder of the year for 2011 due to additional depreciation on a capitalized website that is expected to be placed in service during the fourth quarter of 2011.

Net operating loss

The net operating loss for the three months ended September 30, 2011 was $368,941, compared to $148,807 for the three months ended September 30, 2010, an increase of $220,134, or 148%.  Our net operating loss consisted primarily of oil & gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, as we aggressively expanded our oil and gas business.

Other income and (expenses)

Other income and (expenses) for the three months ended September 30, 2011 was ($17,571), compared to $139,981 for the three months ended September 30, 2010, a decrease of $157,552, or 113%.  The net other income and (expenses) for the three months ended September 30, 2011 consisted of $252 of interest income earned on money market accounts, ($38,233) of interest expense, consisting of ($32,656) of expenses incurred on the issuances of 500,000 warrants, as well as, ($5,577) of amortized professional fees incurred in obtaining a revolving credit and security agreement.  We also recognized a gain on debt settlement of ($20,410) related to the settlement of certain accounts payable liabilities for legal fees incurred prior to our spin-off on April 16, 2010.  Our net other income and (expenses) for the three months ended September 30, 2010 consisted of $1,988 of interest income earned on money market accounts and ($2,889) of interest expense related to short term loan obligations that were subsequently repaid and satisfied in full, a $21 refund received, and $140,861 received as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The 2010 settlement released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Net loss

The net loss for the three months ended September 30, 2011 was $338,212, compared to $8,826 for the three months ended September 30, 2010, an increase of $329,386, or 3,732%.  Our net loss consisted primarily of oil & gas production costs, professional fees, officer salaries and stock support services expense, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations.  Our net loss increased primarily due to our oil & gas operations that had not yet commenced in the comparative three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011 and the Period from April 9, 2010 (Inception) to September 30, 2010.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2011 and the period from April 9, 2010 (Inception) to September 30, 2010.

	For the nine months ended September 30, 2011	April 9, 2010 (Inception) to September 30, 2010	Increase / (Decrease)

Oil and gas sales	$1,248,041	$-	$1,248,041

Operating expenses:
Production expenses	379,535	-	379,535
Production taxes	138,939	-	138,939
General and administrative	1,332,556	487,594	844,962
Depletion of oil and gas properties	431,893	-	431,893
Accretion of discount on asset retirement obligations	420	-	420
Depreciation and amortization	8,951	1,362	7,589
Total operating expenses:	2,292,294	488,956	1,803,338

Net operating loss	(1,044,253)	(488,956)	555,297

Total other income (expense)	(140,696)	133,497	274,193

Loss before provision for income taxes	(1,184,949)	(355,459)	829,490

Provision for income taxes	380,500	-	380,500

Net (loss)	$(804,449)	$(355,459)	$448,990

The Company was established on April 9, 2010 (inception) and had limited operations during the period from April 9, 2010 (Inception) to September 30, 2010.  We did not begin acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana until October of 2010.  As such, there were no comparative oil and gas related revenues and expenses during the period from April 9, 2010 (Inception) to September 30, 2010.

Revenues:

We recognized $1,248,041 in revenues from sales of crude oil and natural gas for the nine months ended September 30, 2011.  These revenues are due to the drilling and development of producing wells.  We had twenty-one gross producing wells as of September 30, 2011, and an additional seven wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages. In late September one of the wells in which we hold a larger interest experienced pump failure.  We expect this well will return to full production in the fourth quarter, however the temporary loss of production will likely impact fourth quarter revenues.

Expenses:

Production expenses and taxes

Our production expenses of $379,535 and production taxes of $138,939 for the nine months ended September 30, 2011 are comprised of certain production costs involved in the development of producing reserves in the Bakken formation.  Combined they represent approximately 42% of the oil and gas sales for the nine month period ended September 30, 2011.  Our production expenses and taxes increased as a percentage of sales by 26% from 16% for the six month period ended June 30, 2011 primarily due to additional transportation costs in the Bakken region due to congestion and delays in transporting the disposal of byproducts in the drilling process.  In addition, the well that is responsible for the majority of these additional costs is currently not producing due to a pump failure.  We expect this well to be producing again in the near term, and anticipate these additional costs will dissipate in the future as additional waste treatment facilities are opened.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2011 were $1,332,556, compared to $487,594 for the period from April 9, 2010 (Inception) to September 30, 2010, an increase of $844,962, or 173%.  Our increase in general and administrative expenses was primarily due to increased compensation as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We recognized depletion expense of $431,893 for the nine months ended September 30, 2011.

Depreciation

Depreciation expense for the nine months ended September 30, 2011 was $8,951, compared to $1,362 for the period from April 9, 2010 (Inception) to September 30, 2010, an increase of $7,589, or 557%.  The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in 2011.  We anticipate quarterly depreciation of approximately $4,000 through the remainder of the year for 2011 due to additional depreciation on a capitalized website that is expected to be placed in service during the fourth quarter of 2011.

Net operating loss

The net operating loss for the nine months ended September 30, 2011 was $1,044,253, compared to $488,956 for the period from April 9, 2010 (Inception) to September 30, 2010, an increase of $555,297, or 114%.  Our net operating loss consisted primarily of oil & gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business.

Other income and (expenses)

Other income and (expenses) for the nine months ended September 30, 2011 was ($140,696), compared to $133,497 for the period from April 9, 2010 (Inception) to September 30, 2010, a decrease of $274,193, or 205%.  The net other income and (expenses) for the nine months ended September 30, 2011 consisted of $1,664 of interest income earned on money market accounts, ($63,723) of interest expense, consisting of ($54,428) of expenses incurred on the issuances of 500,000 warrants, as well as, ($9,295) of amortized professional fees incurred in obtaining a revolving credit and security agreement.  We also incurred a loss of ($1,061) on the disposal of assets, and ($97,686) of indemnification expenses related to payments made pursuant to previously unidentified tax obligations prior to our spin-off on April 16, 2010.  In addition, we recognized a gain on debt settlement of ($20,410) related to the settlement of certain accounts payable liabilities for legal fees incurred prior to our spin-off on April 16, 2010.  Our net other income and (expenses) for the period from April 9, 2010 (Inception) to September 30, 2010 consisted of $4,044 of interest income earned on money market accounts and ($11,429) of interest expense related to short term loan obligations that were subsequently repaid and satisfied in full, a $21 refund received, and $140,861 received as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The 2010 settlement released Poker royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Net loss

The net loss for the nine months ended September 30, 2011 was $804,449, compared to $355,459 for the period from April 9, 2010 (Inception) to September 30, 2010, an increase of $448,990, or 126%.  Our net loss consisted primarily of oil & gas production costs, professional fees, officer salaries and stock support services expense, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations.  Our net loss increased primarily due to our oil & gas operations that had not yet commenced in the comparative three months ended September 30, 2010.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted EBITDA.  We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, and (v) non-cash expenses relating to share based payments recognized under ASC Topic 718.  We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance, however, Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements.  We believe this measure is useful in evaluating our fundamental core operating performance.  Specifically, we believe the non-GAAP Adjusted EBITDA results provide useful information to both management and investors by excluding certain expenses that our management believes are not indicative of our core operating results.  Although we use adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.  A reconciliation of Adjusted EBITDA to Net Income, GAAP, is included below:

Ante5, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Loss	$(338,212)	$(8,826)	$(804,449)	$(355,459)

Add Back:

Interest Expense	38,233	2,889	63,723	11,429

Income Tax Provision	(48,300)	-	(380,500)	-

Depreciation, Depletion, Amortization, and Accretion	330,232	743	440,844	1,362

Accretion of Abandonment Liability	154	-	420	-

Share Based Compensation	223,217	-	535,479	58,425

Adjusted EBITDA	$205,324	$(5,194)	$(144,483)	$(284,243)

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Current Assets	$4,562,150	$8,888,881

Current Liabilities	$2,801,684	$892,628

Working Capital	$1,760,466	$7,996,253

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business.  As of September 30, 2011, we had working capital of $1,760,466.

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

The Company paid the agents in connection with the offering an aggregate fee equal to 7.0% of the gross proceeds from the sale of the Units in the Offering.  Additionally, the Company issued warrants to purchase an aggregate of 307,125 shares of the Company’s common stock at an exercise price of $1.00 per share to the agents.

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

Interest on advances is payable quarterly.  Interest accrues on outstanding principal at the rate of 19% per annum, provided that we may in our sole discretion, elect to pay:
●	100% of the interest due and owing on each interest payment date in cash or
●	interest in cash at a rate per annum equal to 15% and to defer and add to the principal amount of the advances the balance of the interest due and owing, which we refer to as contingent interest.

If we elect the contingent interest option, each lender then has the option to either:
●	permit contingent interest to be deferred and added as an advance to the principal amount of such lender’s advances, or
●
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

In connection with the closing of the Credit Agreement on May 2, 2011, we issued to each Lender a five-year warrant to purchase a number of shares our common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage, at an exercise price per share equal to $0.95 per share.  In the event of a Lender default (i.e. failure to fund its pro rata commitment), the interest rate on such defaulting Lender’s advances (but not on any non-defaulting Lender’s advances) is automatically reduced from 19% to 12% per annum, and we have all other remedies available at law or in equity.  In addition, if the Lender default occurs prior to the earlier to occur of (i) May 2, 2012, or (ii) the date the defaulting Lender has made advances in an amount greater than fifty percent (50%) of its commitment amount, we are entitled to cancel all of the defaulting Lender’s then-outstanding warrant and shares of our common stock issued or issuable upon the exercise of the warrant.  We anticipate drawing on this facility in the fourth quarter of 2011 or early in 2012.

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

Anticipated Liquidity Needs

We raised capital in 2010 and 2011 for our oil and gas investments through a combination of private sales of our common stock and purchase money equity (shares of our common stock) issued to the sellers of oil and gas properties to us.  We anticipate additional capital or financing activities in 2012 and in future years to finance the costs of acquiring additional oil and gas acreage, which we intend to pursue.  We plan to utilize the proceeds to acquire properties and pay for the related drilling, completion and operating costs on our oil and gas prospects.  For drilling costs, we entered into a revolving credit agreement in May 2011.  We believe this facility will provide financing needed to fund our drilling needs for 2011 and early 2012.  However, we will continue to monitor our needs and increase or replace credit facility when necessary.  Should we not be able to secure additional financing when needed, we may not be able to grow and may be required to reduce the scope of our operations, any of which would have a material adverse effect on our business.  Our future capital requirements will depend on many factors, including the identification of additional oil and gas acreage and expansion opportunities, the frequency of drilling activities on our prospects, the cost and availability of third-party capital or financing, and our revenues, cash flow and operating costs.

We anticipate that we may incur operating losses throughout the remainder of the calendar year.  Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment and operating costs in 2011.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations.  To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2011, our balance of cash and cash equivalents was $3,212,444.  Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing.  We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them.  Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name.  There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd. See “Part II, Item 1. Legal Proceedings.”

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting  during the three month period ended September 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Arbitral proceedings are pending before Judicial Arbitration and Mediation Services (JAMS) in Los Angeles, California.  The arbitration demand was filed on March 18, 2011, and the arbitration commenced on March 28, 2011.  Ante5, Inc. is the claimant. Named respondents are Peerless Media, Ltd. (“Peerless”), and Ryan.  Ryan filed a complaint in the U.S. District Court for the Central District of California on April 11, 2011, for declaratory relief that he is not required to arbitrate Ante5’s claims against him.  The federal action is ongoing.  The parties are currently engaged in discovery. The arbitration hearing was scheduled for January 2012, but has since been rescheduled for April 2012.

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

The Company paid the agents in connection with the offering an aggregate fee equal to 7.0% of the gross proceeds from the sale of the Units in the Offering.  Additionally, the Company issued warrants to purchase an aggregate of 307,125 shares of the Company’s common stock at an exercise price of $1.00 per share to the agents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTE5, INC.

Dated: November 14, 2011	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)