Form 10-K
period 2011-12-31
ante5, Inc.
filed 2012-03-30
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Commission file number 000-53952

ANTE5, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

10275 Wayzata Blvd. Suite 310, Minnetonka, Minnesota 55305
(Address of principal executive offices) (Zip Code)

(952) 426-1241
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:     None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,431,893 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,402,965 shares outstanding of the registrant’s common stock as of March 30, 2012.

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

•	potential fluctuation in quarterly results;
•	our failure to earn revenues or to monetize claims that we have for payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	unavailability of oil and gas prospects to acquire;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	lower royalty income than anticipated or the absence of royalty income due to default or for other reasons;
•	litigation, disputes and legal claims involving outside parties;
•	Risks related to our ability to be listed on a national securities exchange and meeting listing requirements; and
•	Risks relate to our recently announced acquisition, our ability to finance the acquisition and obtain necessary capital to participate in related drilling opportunities.

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

i

ii

PART I

ITEM 1. BUSINESS

Overview

Ante5, Inc. (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Voyager Oil & Gas, Inc.), became effective.  We became a publicly traded company when our shares began trading on July 1, 2010.  Since October 2010, we have been engaged in the business of acquiring oil and gas leases in North Dakota and Montana, and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota.  Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells.  We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis.  Occasionally we also purchase working interests in producing wells.

We also inherited material interests from our former parent company prior to our spin off.  These historical interests relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We are entitled to royalty payments from that license agreement.  We manage our historical interests to monetize them.  We are in the process of changing our name to Black Ridge Oil & Gas, Inc.  Our common stock is currently traded on the Pink Sheets under the trading symbol “ANFC.”

Recent Developments

Acquisition

On March 22, 2012,we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, which we collectively refer to as  the Sellers, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.  Prior to this transaction, the Sellers and the Company have completed sales of mineral leases as reported from time to time in our Form 8-K reports filed with the Securities and Exchange Commission.

Name Change

Our Board of Directors has approved changing the corporate name to Black Ridge Oil & Gas, Inc.  The name change is expected to become effective on April 2, 2012.  The Company’s common stock will continue to trade on the OTCBB using the ticker symbol ANFC.

Increase in Capitalization

We intend to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 shares because we believe that for us to grow our business, increasing the number of authorized shares of common stock will allow us to acquire other businesses in the future or raise capital.  This may require us to issue a significant number of additional shares of our common stock.  The number of our authorized shares of preferred stock will remain at 20,000,000.  This action will become effective no sooner than 20 days after we mail a notice and related information statement to our stockholders.

Potential Reverse Stock Split

Our Board approved resolutions authorizing the Company to implement a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of up to 1:10 and any related amendment to the Company’s certificate of incorporation.  Our stockholders have also approved the amendment by written consent.

Our Board of Directors or a committee of the Board of Directors has the authority to decide whether to implement a reverse stock split and the exact amount of the split within the foregoing range, if it is to be implemented.  If the reverse split is implemented, the number of issued and outstanding shares of Common Stock would be reduced in accordance with the exchange ratio selected by the Board of Directors or a committee thereof.  The total number of authorized shares of Common Stock will be reduced proportionately as a result of the reverse stock split and the total number of shares of authorized preferred stock will remain unchanged at 20,000,000 shares.

We believe that a reverse split would, among other things, (i) better enable the Company to obtain a listing on a national securities exchange, (ii) facilitate higher levels of institutional stock ownership, where investment policies generally prohibit investments in lower-priced securities and (iii) better enable the Company to raise funds to finance its planned operations.  There can be no assurance however that we will be able to obtain a listing on a national securities exchange even if we implement the reverse stock split.

This action will become effective (to permit the board in its future discretion to implement a reverse stock split) no sooner than 20 days after we mail a notice and related information statement to our stockholders.

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of March 30, 2012, we controlled approximately 20,000 net acres in the Williston Basin, including 8,655 net acres under contract.  In addition, the Company owned working interests in 50 gross wells representing 1.70 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

We control some properties in which we may have control of the drilling unit.  We currently anticipate selling or trading some of the acres within these properties in order for our ownership to be reduced so that we would not have control of the drilling unit, or entering into other arrangements in order to not be the operator of such drilling units.

Through alliances we have with partners on the ground in the Williston Basin region, we believe that we are able to create value through opportunistic acreage acquisitions.  We believe our business model enhances our ability to identify and acquire high value acreage in the rapidly expanding Bakken and Three Forks trends.  Because we purchase smaller interests in multiple drilling units, we are able to diversify our risk across numerous wells.  We believe that our prospective success revolves around our ability to acquire mineral rights and participate in drilling activities by virtue of our ownership of such rights and through the relationships we have developed with our operating partners.

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

We commenced our oil and gas business in the fall of 2010 and, although we had successful discoveries late in 2010, we had no proven oil reserves at the end of 2010.  We completed our first year end reservoir engineering calculations in the year ended December 31, 2011.  Our goal is to deploy our capital to maximize our oil and gas production and reserves.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage.  We are generally a minority working interest owner in our wells.  We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We will assess each drilling opportunity on a case-by-case basis going forward.  We will participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas.  In 2011 and 2010, we participated in the drilling of all new wells that included any of our acreage.  At present time, we expect to participate in substantially all, if not all, of the wells proposed to us.

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

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms of lease agreements that provide our company the right to drill and maintain wells in specific geographic areas.  All lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and used in the crude oil and natural gas industry in North Dakota.  Most of our leases are acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

In general, our lease agreements stipulate three to five year terms including extension options.  Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing.  Once a well is drilled, or production is established, depending on the lease terms, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced.  Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  Given the current pace of drilling in the Bakken play at this time, we do not believe lease expiration issues will materially affect our North Dakota position.

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

Royalty Stream.  Our principal historical asset is now the Royalty Stream which consists of, in perpetuity from the closing of the transaction with Peerless Media, 5% of gross gaming revenue and 5% of other revenue generated by our business and assets sold to PartyGaming in the transaction.  “Gross gaming revenue” means all revenue of PartyGaming and its affiliates generated by our sold business and assets that are attributable to gaming, less certain taxes.  “Other revenue” means all revenues of PartyGaming and its affiliates generated by our sold business and assets, other than gross gaming revenue, less certain taxes and certain out-of-pocket expenses incurred by PartyGaming or its affiliates.  Although we believe the Royalty Stream will be ongoing in perpetuity, we believe PartyGaming has guaranteed a minimum payment to us of $3 million for such Royalty Stream over the three-year period following the closing of the transaction.  We believe this minimum payment of $3 million has no impact on royalty payments subsequent to the three year period.  The Royalty Stream is an obligation of Peerless Media and its immediate parent company, ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming.

PartyGaming deposited 20% of the Royalty Stream into an escrow account over the two years following the closing of the transaction to secure our indemnification obligations and other obligations to PartyGaming in connection with the transaction.  These escrow funds were released to us in February of 2012.  These indemnification obligations cover potential damages and lost profits as a result of a misrepresentation or breach of any representation or warranty, or the failure by us to fulfill any covenant contained in the asset purchase agreement in the transaction.  Damages must exceed $150,000 before we are required to pay the claims and the aggregate damages may not exceed $9 million.  We believe the time period for most probable claims under the PartyGaming agreement expire 36 months after the closing, or November 2012, but some indemnification obligations survive beyond that date.  In addition, our former president, chief executive officer and secretary, Steve Lipscomb, will receive 5% of the Royalty Stream in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by WPT’s Board of Directors in February 2009.  We are currently in a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding its lack of performance under our agreement with it.  See “Item 3. Legal Proceedings.”

Our historical interests also include our contingent claims and interests relating to a lawsuit currently pending by Ante4 against its former auditors, Deloitte & Touche, LLP.

In connection with the transfer of the historical interests to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses from certain operations of Ante4 prior to the effective date of its merger with Plains Energy Investments, Inc. in April 2010, (b) operation or ownership of the historical interests after the merger effective date, and (c) certain tax liabilities of Ante4.  Our obligation to indemnify Ante4 is limited to $2.5 million and terminates on or about April 15, 2012, subject to customary exceptions from the cap and time limit.

Employees

We currently have four full time employees: our chief executive officer, chief financial officer, chief operating officer and a staff accountant.  On October 26, 2011, Bradley Berman voluntarily resigned as the chief executive officer of the Company effective as of November 9, 2011 and was replaced by Kenneth T. DeCubellis as the new chief executive officer of the Company as of November 9, 2011.  Mr. Berman continues to serve as a director and the Company’s chairman of the board of directors.  Our chief executive officer, Kenneth DeCubellis, is responsible for all material policy-making decisions, with the support of James Moe, our chief financial officer, and Joshua Wert, our chief operating officer.  As drilling and production activities continue to increase, we may hire additional technical or administrative personnel as appropriate.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and reservoir engineering.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305. Our office space consists of approximately 700 square feet leased pursuant to an office sublease agreement that commenced in December 2010 and ran until March 2012, which has since lapsed and is now on a month to month basis until it is renewed.  The owner of the building in which we are located is a company wholly owned by our chairman of the board of directors.  We believe our current office space is sufficient to meet our needs for the foreseeable future.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our production activities occur within North Dakota.

Available Information – Reports to Security Holders

Our website address is www.ante5oil.com.  We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC.  These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We also post to our website our Audit Committee Charter and our Code of Ethics, in addition to all pertinent company contact information.

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

We own some properties in which we may have control of the drilling unit. We currently anticipate selling or trading some of the acres within these properties in order for our ownership to be reduced so that we would not have control of the drilling unit or entering into other arrangements in order to not be the operator of such drilling units.  Since we do not have the ability to operate the drilling unit, if we are unable to sell or trade these properties or enter into other arrangement with a potential operator of the drilling units, the lease could lapse or we would be required to incur significant additional costs to operate the drilling unit.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions.  The economic situation could have a material negative impact on operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us.  Additionally, market conditions could have a material negative impact on potential future crude oil hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection.  We believe we will need additional capital and financing to fund our future land acquisitions, including but not limited to the purchase agreement that we signed on March 21, 2012, and future drilling.  There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

We may be unable to obtain the additional capital that we need to implement our business plan, which could restrict our ability to grow.

We do not expect that our cash position and revenues from crude oil and natural gas sales will be sufficient to fund our 2012 drilling plan unless we purposely restrict our planned growth.  We have entered into a $10 million revolving credit facility secured by substantially all of our assets, but that credit facility may not be available to us if we are not in compliance with its terms and conditions.  We drew down $2 million on this facility in February 2012.  We will require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs.  We may be unable to obtain additional capital or financing if and when required, or upon terms that are acceptable to us.  Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow.  We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We also expect to seek equity financing to finance our expected drilling and completion costs.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

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

We require a substantial amount of additional capital to fulfill the asset purchase agreement for acreage that we entered into on March 22, 2012, which if we are not able to obtain will modify our business plan.

On March 22, 2012, we entered into an an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, which we collectively refer to as  the Sellers, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  We do not presently have the resources to fulfill this purchase price and will need to obtain capital through equity or debt financing to be able to pay the cash portion fo the purchase price.  If we are not able to pay the cash portion of the purchase price and the other closing conditions are otherwise satisfied, we may be required to forfeit our deposit.  If we are not able to complete this acquisition, we will need to modify our business plan.  Our shareholders may be diluted by any equity or debt financing that we obtain to finance this acquisition.

We have a limited operating history and may not be successful in becoming profitable.

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries.  We just began to generate revenues from operations during 2011, and have incurred operating losses since our inception in April 2010.  There can be no assurance that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including: our ability to raise adequate working capital; success of our development and exploration; demand for natural gas and crude oil; the level of our competition; our ability to attract and maintain key management and employees; and our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs.  To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop ways to enhance our production efforts.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some of our wells may never produce natural gas or crude oil.

We are highly dependent on Kenneth DeCubellis, our chief executive officer, and our other executive officers.  The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon (1) the continued contributions of Kenneth DeCubellis, our chief executive officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of James Moe and Joshua Wert, our chief financial officer and chief operating officer, and (2) on our ability to retain and attract experienced engineers, geoscientists and other technical and professional consultants.  If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them.  Any of our executive officers may terminate their employment with our company at any time.

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

We have a history of losses which may continue and negatively impact our ability to achieve our business objectives.

We incurred net losses of $(2,482,255) and $(738,504) for the fiscal year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, respectively.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the oil and natural gas industry.  We cannot assure you that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether we will be able to expand our revenues.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

Downward adjustments in our proved reserve estimates and lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties.  Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties.  If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended.  This is called a “ceiling test write-down.”  This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity.  We recognized a ceiling test write-down of $2.4 million for the year ended December 31, 2011 due to a downward adjustment in our proved reserve estimate primarily associated with an adjustment to one well in which we own a large percentage.  The Company incurred an impairment charge primarily due to this well’s substantially reduced production levels since resuming production.  We may recognize additional write-downs in the future if commodity prices decline or if we experience substantial downward adjustments to our estimated proved reserves.

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

We may engage in hedging activities that could result in financial losses, which may adversely affect investments in our common stock.

We may enter into swap arrangements from time-to-time to hedge our expected production depending on reserves and market conditions.  While intended to reduce the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if crude oil and natural gas prices were to rise substantially over the price established by the hedge.  In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is less than expected, there is a widening of price differentials between delivery points for our production, or the counterparties to our hedging agreements fail to perform under the contracts.  In addition, the Dodd-Frank Act includes provisions relating to derivative contracts.  While the ultimate impact of the Dodd-Frank Act on our derivatives activities is not known, it could ultimately have an adverse impact on us.

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

On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional crude oil and natural gas reserves.  Even if we continue to succeed in discovering crude oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the crude oil and natural gas we develop and to effectively distribute our production into our markets.  Future crude oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  There is no assurance that advanced technology in the oil and gas industry such as three dimensional (3-D) seismic data and visualization techniques will result in the discovery of commercial quantities of hydrocarbons.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  As a non-operator of oil and gas wells, we do not have sufficient control to manage these conditions, and the risks from them generally cannot entirely be eliminated.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our crude oil and natural gas interests.

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

Our operating partners may have difficulty distributing our production, which could harm our financial condition.

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

Title to crude oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.  To mitigate title problems, operators of the drilling units that we have an interest in follow common industry practice of obtaining a title opinion from a qualified crude oil and natural gas attorney prior to the drilling operations of a well.

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

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets.  We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures.  We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them.  As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Federal or state hydraulic fracturing legislation could increase our costs or restrict our access to oil and natural gas reserves.

Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique.  Several proposals have been submitted to Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act.  Further, the EPA’s Office of Research and Development (ORD) is conducting a scientific study to investigate the possible relationships between hydraulic fracturing and drinking water.  The ORD expects to have the initial study results available by late 2012.  Several states are considering legislation to regulate hydraulic fracturing practices, including restrictions on its use in environmentally sensitive areas.  Some municipalities have significantly limited or prohibited drilling activities, or are considering doing so.

Although it is not possible at this time to predict the final outcome of the ORD’s study or the requirements of any additional federal or state legislation or regulation regarding hydraulic fracturing, any new federal or state, or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business, such as the Bakken and Three Forks areas, could significantly increase our operating, capital and compliance costs as well as delay or halt our ability to develop oil and natural gas reserves.

Risks Related to our Historical Interests

PartyGaming and its subsidiaries may not honor their obligations in connection with the Royalty Stream.

Ante4, Inc. sold certain entertainment and consumer products business in November 2009 to Peerless Media, Ltd., a wholly owned subsidiary of PartyGaming, PLC.  PartyGaming made significant representations, warranties and commitments to Ante4, including the commitment to pay Ante4 5% of future gross gaming revenues and 5% of other future gross revenues (less certain taxes and costs) earned by it with the assets purchased by Peerless Media, Ltd. from Ante4.  PartyGaming has agreed that the Royalty Stream will be at least $3 million in the aggregate over the three year period following the close of the sale, and if the Royalty Stream is less than $3 million, PartyGaming will make up the shortfall to $3 million at the end of the period.  ElectraWorks Ltd., a wholly owned operating subsidiary of PartyGaming, has guaranteed all of PartyGaming’s obligations in connection with the Royalty Stream.  Although PartyGaming did not explicitly guaranty the performance of ElectraWorks or Peerless under the related asset purchase agreement, it is Ante5’s position that PartyGaming is obligated to perform under the APA by generating gross gaming revenues.  It is possible that any or all of PartyGaming, Peerless Media, and ElectraWorks will not honor their obligations in connection with the Royalty Stream.  If we are not paid in full for our participation right in connection with the Royalty Stream, our financial condition, operating results and business operations may be materially adversely affected.

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

We are engaged in a dispute with certain subsidiaries of PartyGaming, PLC, which may result in litigation or other costly dispute resolution proceedings.

We have a dispute with Peerless Media, Ltd., a subsidiary of ElectraWorks, Ltd., the primary operating subsidiary of PartyGaming, PLC, regarding the lack of performance by it on the Royalty Stream that it has covenanted to pay with respect to the WPT business purchased by it from Ante4 in November 2009.  Accordingly, we have initiated arbitration in which we are seeking legal and equitable relief, including punitive damages.  The parties are currently engaged in discovery.  The arbitration hearing is scheduled for October 2012.  There is no assurance that the dispute will be settled or that we will prevail in the arbitration.  Even if we prevail, there is no assurance that we will collect the royalties we seek or any additional royalties at all.  There is no assurance that Peerless Media, Ltd. will not file counterclaims against us.

Current economic conditions may adversely affect the revenues derived from the Royalty Stream.

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

There are several significant areas where the liabilities of Ante4 may become our obligations.  For example, under the Internal Revenue Code and the related rules and regulations, each corporation that was a member of our consolidated tax reporting group during any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of our entire consolidated tax reporting group for that taxable period.  We have entered into a distribution agreement with Ante4 that will allocate the responsibility for pre-spin-off taxes of our consolidated tax reporting group between us and Ante4 and its subsidiaries.  If Ante4 were unable to pay its portion of the liabilities, we could be required to pay the entire amount of such taxes.  Our obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate and terminates on or about April 15, 2012, subject to customary exceptions for the cap and time limits.  Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities, for which we have agreed to indemnify Ante4.

Potential liabilities associated with certain obligations in the distribution agreement relating to tax sharing cannot be precisely quantified at this time.

Under the tax sharing terms of the distribution agreement governing our spin-off from Ante4, we will generally be responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the date of the spin-off.  We have also agreed to be responsible for all taxes imposed on us or Ante4 and its subsidiaries for any period before Ante4’s merger with Plains Energy Investments, Inc. in April 2010, up to the aggregate limit of $2.5 million for our indemnification of Ante4, subject to customary exceptions.  Our liabilities under the tax sharing agreement could have a material adverse effect on us.  At this time, we cannot precisely quantify the amount of liabilities we may have under the tax sharing agreement and there can be no assurances as to their final amounts.

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

▪	announcements of new acquisitions, reserve discoveries or other business initiatives by us or our competitors;
▪	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
▪	fluctuations in revenue from our crude oil and natural gas business as new reserves come to market;
▪	changes in the market for crude oil and natural gas commodities and/or in the capital markets generally;
▪	changes in the demand for crude oil and natural gas, including changes resulting from economic conditions, governmental regulation or the introduction or expansion of alternative fuels;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	challenges associated with timely SEC filings;
▪	illiquidity and lack of marketability by being an OTC traded stock;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products available to the crude oil and natural gas industry;
▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

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

As of December 31, 2011, we had options for 4,162,000 shares of common stock outstanding under our 2010 Stock Incentive Plan.  Our 2010 Stock Incentive Plan permits us to issue up to 6,300,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.  Our Board and stockholders approved an amendment to the stock option plan in March 2012 to 7,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.  If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock.  In addition, 3,571,250 shares of our common stock may be issued upon the exercise of warrants held by certain of our stockholders.  If the stockholders exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock.  Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  In addition, our current revolving credit facility, and other debt arrangements we may enter into in the future, precludes us from paying dividends.  Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a significant liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  We currently do not satisfy the initial listing standards for any major securities exchange, although we intend to apply for such an exchange listing when we are able.  Currently our common stock is traded on the OTCQB and OTCBB.  Should we fail to remain traded on the OTCQB and OTCBB or not be able to be traded on the OTCQB and OTCBB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.  Furthermore, for companies whose securities are quoted on the OTCQB and OTCBB, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could hinder our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If we undergo a  reverse split of our common stock, which our Board and shareholders have currently approved that we do subject to the Board’s determination of the ratio of up to 1:10, the value of our common stock may be less than the market value of the common stock before the split multiplied by the split ratio.

As set forth in our information statement, filed with the SEC on March 26, 2012, our Board shareholders have approved a reverse split of up to 1:10, we may in the future undergo a reverse stock split.  After completion of such a reverse split, the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio.  In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock.  There is no assurance that the reverse stock split will allow us to meet the listing requirements of a national exchange.  If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Executive Offices

Our executive offices are located at 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305.  Our office space consists of approximately 700 square feet leased pursuant to an office sublease agreement that commenced in December 2010.  Our payment under the sublease is approximately $1,200 per month including operating expenses and taxes.  The sublease runs through March 2012, and automatically renews on a month to month basis thereafter.  The owner of the building in which we are located is a company wholly owned by our chief executive officer.  We believe our current office space is sufficient to meet our needs for the foreseeable future.

Leasehold Properties

As of December 31, 2011, Ante5 controls approximately 10,457 net acres in the Bakken and Three Forks trends in North Dakota.  The leases we control have a minimum term of three years.

Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by state and resource play at December 31, 2011.  Net acreage represents our percentage ownership of gross acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Bakken and Three Forks Trends	24,710	822	142,714	9,635	167,424	10,457
Total:	24,710	822	142,714	9,635	167,424	10,457

Undeveloped Acreage

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2011 that will expire over the next three fiscal years unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Expiring 2012		Expiring 2013		Expiring 2014
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Bakken and Three Forks Trends	-	-	78,982	2,960	54,858	5,530
Total:	-	-	78,982	2,960	54,858	5,530

Of the net acres that expire in 2013 and 2014, we have 1,009 and 502 acres, respectively, which are under a well that is currently completed, awaiting completion, drilling, preparing to drill or permitted.

In addition, of the remaining undeveloped acreage leases that expire in 2013 and 2014, there are 1,407 and 2,901 acres, respectively, in which we have options to extend the lease.

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2011 and 2010.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2011		December 31, 2010
	Gross	Net	Gross	Net

North Dakota	24	0.68	-	-

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of December 31, 2011.  The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	December 31, 2011
	Gross	Net
North Dakota:
Bakken and Three Forks Trends	5	0.23
Total:	5	0.23

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Drilling and Other Exploratory and Development Activities

Production History

The following table presents information about our produced oil and gas volumes during the year ended December 31, 2011 and the period from April 9, 2010 (Inception) to December 31, 2010, respectively.  As of December 31, 2011, we were selling oil and natural gas from a total of 24 gross wells (approximately 0.68 net wells).  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.  We entered into the oil & gas industry in October of 2010.

	For the	April 9, 2010
	Year Ended	(Inception) to
	December 31,	December 31,
	2011	2010
Net Production:
Oil (Bbl)	21,545	-
Natural Gas (Mcf)	6,473	-
Barrel of Oil Equivalent (Boe)	22,624	-

Average Sales Prices:
Oil (per Bbl)	$86.91	$-
Effect of oil hedges on average price (per Bbl)	$-	$-
Oil net of hedging (per Bbl)	$86.91	$-
Natural Gas (per Mcf)	$6.97	$-
Effect of natural gas hedges on average price (per Mcf)	$-	$-
Natural gas net of hedging (per Mcf)	$6.97	$-

Average Production Costs:
Oil (per Bbl)	$24.39	$-
Natural Gas (per Mcf)	$0.37	$-
Barrel of Oil Equivalent (Boe)	$23.33	$-

Reserves

We completed our first year end reserve calculations as of December 31, 2011.  Preparation of our reserve report is outlined in our Sarbanes-Oxley Act Section 404 internal control procedures.  Our procedures require that our reserve report be prepared by a third-party registered independent engineering firm at the end of every year based on information we provide to such engineer.  Because we didn’t have any producing wells as of December 31, 2010, it was impractical to complete an initial reserve report at that time.  For our December 31, 2011 year-end report we utilized a contracted internal reserve engineer to aid in the preparation of our reserve estimates.  Our internal reserve engineer holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from Pennsylvania State University and has over 35 years of experience in North America and International exploration and production activities.  We accumulated historical production data for our wells, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, obtain updated authorizations for expenditure (“AFEs”) from our operations department and obtain geological and geophysical information from operators.  This data is forwarded to our third-party engineering firm for review and calculation.  Our Chief Executive Officer provides a final review of our reserve report and the assumptions relied upon in such report.

We have utilized Ryder Scott Company, LP (“Ryder Scott”), an independent reservoir engineering firm, as our third-party engineering firm with the preparation of our December 31, 2011 reserve report.  The selection of Ryder Scott is approved by our Audit Committee.  Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates crude oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally.  Ryder Scott has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Ryder Scott has sufficient experience to appropriately determine our reserves.  Ryder Scott utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience.

The proved reserves tables below summarize our estimated proved reserves as of December 31, 2011, based upon reports prepared by Ryder Scott.  The reports of our estimated proved reserves in their entirety are based on the information we provide to them.  Ryder Scott is a Colorado Registered Engineering Firm (F-1580).  Our primary contact at Ryder Scott is Thomas E. Venglar, Senior Petroleum Engineer.  Mr. Venglar is a State of Colorado Licensed Professional Engineer (License #28846).

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

SEC Pricing Proved Reserves(1)

		Natural		Pre-Tax
	Crude Oil	Gas	Total	PV10%
	(barrels)	(Mcf)	(BOE)(2)	Value(3)
PDP Properties	119,117	79,383	132,348	4,290,960
PDNP Properties	-	-	-	-
PUD Properties	313,146	206,060	347,489	3,264,110
Total Proved Properties	432,263	285,443	479,837	7,555,070
___________
(1)
The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2011 assuming a constant realized price of $89.12 per barrel of crude oil and a constant realized price of $6.98 per Mcf of natural gas. The values presented in both tables above were calculated by Ryder Scott.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the year ended December 31, 2011 and the period from April 9, 2010 (Inception) to December 31, 2010.

	For the	April 9, 2010
	Year Ended	(Inception) to
	December 31,	December 31,
	2011	2010

Depletion of oil and natural gas properties	$919,631	$-

ITEM 3. LEGAL PROCEEDINGS

Under our distribution (spin-off) agreement with Ante4, Inc., we were assigned all rights under the claims in the case of WPT Enterprises, Inc. v. Deloitte & Touche, LLP, currently pending before the Superior Court of the State of California, County of Los Angeles.  The case is being handled by our attorneys on a contingency fee arrangement.  The complaint in the case was filed in June 2007 and alleges claims for, among other things, breach of contract and professional negligence against Deloitte & Touche, LLP ("Deloitte").  The plaintiffs, former shareholders of WPT Enterprises, Inc. ("WPTE"), allege that Deloitte caused them substantial harm when Deloitte refused to consent to the use of its audit opinion letter in connection with WPTE proposed stock offering.  The case is currently scheduled for trial sometime in 2012.

We have a dispute with Peerless Media, Ltd. (“Peerless”) and ElectraWorks, Ltd. (“ElectraWorks”) regarding their performance of obligations with respect to the WPT Business purchased by Peerless from Ante4 in November 2009.  Accordingly, we have initiated arbitration.  The arbitration was brought pursuant to the arbitration agreement contained in the Asset Purchase Agreement (“APA”) between Peerless and World Poker Tour Enterprises, Inc. (“WPTE”), a predecessor in interest to Ante5.  The arbitration arises out of alleged representations and assurances made by Peerless to WPTE during the negotiation phase of the asset purchase of WPTE, upon which WPTE purports to have relied to its detriment and which WPTE contends resulted in breach of contract as well as tortious harm. Ante5 seeks legal and equitable relief, including punitive damages.  Peerless is a wholly owned subsidiary of PartyGaming, Plc, now bwin.party digital entertainment Plc (“PartyGaming”), and although PartyGaming did not explicitly guaranty the performance of ElectraWorks or Peerless under the APA and is not a party to the arbitration, it is Ante5’s position that PartyGaming is obligated to perform under the APA by generating gross gaming revenues.  The APA and related documents contain a provision substantially to the effect that any dispute between the parties or their representatives concerning provisions of the APA and the related guaranty, or the rights and duties of any Person thereunder, the party or parties substantially prevailing in such dispute will be entitled, in addition to such other relief as may be granted, to the reasonable attorneys' fees and court costs incurred by reason of such dispute.

Arbitral proceedings are pending before Judicial Arbitration and Mediation Services (JAMS) in Los Angeles, California.  The arbitration demand was filed on March 18, 2011, and the arbitration commenced on March 28, 2011.  Ante5, Inc. is the claimant. Named respondents are Peerless and ElectraWorks, which guaranteed Peerless’s performance.  The parties to the arbitration are currently engaged in discovery. The arbitration hearing is set for October 2012.

Jim Ryan, who was also initially named as a respondent in the arbitration, filed a complaint in the U.S. District Court for the Central District of California on April 11, 2011, for declaratory relief that he is not required to arbitrate Ante5’s claims against him.  That action settled out of court and was dismissed on February 27, 2012.  Mr. Ryan is not a party to the arbitration.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC BB under the symbol “ANFC.”  The range of high and low bid information for each fiscal quarter since our inception on April 9, 2010 was as follows:

	Sales Price
	High	Low
Year Ended December 31, 2011
First Quarter	$1.73	$1.20
Second Quarter	$1.50	$0.91
Third Quarter	$1.30	$0.80
Fourth Quarter	$1.01	$0.60

Year Ended December 31, 2010
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$0.50	$0.15
Fourth Quarter	$1.99	$0.24

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  The closing price of our common stock on the OTC BB on March 28, 2012 was $0.78 per share.

As of March 29, 2012, there were approximately 1,968 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of March 29, 2012, there were approximately 47,402,965 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective June 10, 2010 our board of directors adopted the Ante5, Inc. 2010 Stock Incentive Plan under which a total of 6,000,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of up to 6,000,000 stock options.  The plan includes an annual adjustment provision that increased the shares to 6,300,000 on December 31, 2011.  Our 2010 Stock Incentive Plan has been approved by the holders of a majority of our outstanding shares, subject to completion of our compliance with applicable securities laws and regulations with regard to notice and disclosure.  The following table sets forth certain information regarding our 2010 Stock Incentive Plan as of December 31, 2011:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

4,162,000	$1.00	2,078,000

For the fiscal years ended December 31, 2011 and 2010, we issued a total of 2,053,000 and 2,169,000 stock options, respectively pursuant to our 2010 Stock Incentive Plan.

See Notes 3 and 11 to our audited financial statements included herein for additional information about our equity compensation plans.

The above table does not include data related to our 2012 Amended and Restated Stock Incentive Plan for which has been approved by our Board and stockholders and will become effective no sooner than 20 days after we mail a notice and related information statement to our stockholders.  Amongst other things, our 2012 Amended and Restated Stock Incentive Plan increases the number of shares reserved under the Plan to a total of 7,500,000 of our common stock.

Warrants

For the fiscal years ended December 31, 2011 and 2010, we issued a total of 3,878,375 and -0- warrants, respectively to purchase shares of registered or unregistered common stock.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2011 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

We are an oil and natural gas exploration and production company.  Our properties are located in North Dakota.  Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of December 31, 2011, we controlled the rights to mineral leases covering approximately 10,457 net acres for prospective drilling to the Bakken and/or Three Forks formations.  Looking forward, we are pursuing the following objectives:

▪	Acquire high-potential mineral leases;
▪	Access appropriate capital markets to fund continued acreage acquisition and drilling activities;
▪	Develop and maintain strategic industry relationships;
▪	Attract and retain talented associates;
▪	Operate a low overhead non-operator business model; and
▪	Become a low cost producer of hydrocarbons.

We believe the following are the key drivers to our business performance:

▪	The ability of the Company to acquire acreage at a price that is significantly below the acreage value when fully developed;
▪	The ability of operators to successfully drill wells on the acreage position we hold and incur customary costs;
▪	The price per barrel of oil;
▪	The number of producing wells we own and the performance of those wells; and
▪	Our ability to raise capital to fund drilling costs and acreage acquisitions.

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

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (GAAP), as well as ensuring compliance with applicable laws and regulations governing financial reporting.  While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment.  Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties.  The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity.  Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test write down increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.  As of December 31, 2011 we have incurred a capitalized ceiling impairment charge of $2,392,742.  No assurance can be given that we will not experience capitalized ceiling impairment charges in future periods.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

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

The estimates of our proved crude oil and natural gas reserves used in the preparation of our financial statements are prepared by a registered independent petroleum consultant in accordance with the rules promulgated by the SEC.

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

Revenue Recognition

We derive revenue primarily from the sale of the crude oil and natural gas from our interests in producing wells, hence our revenue recognition policy for these sales is significant.  We recognize revenue from the sale of crude oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  Settlements for hydrocarbon sales can occur up to two months, or more, after the end of the month in which the crude oil, natural gas or other hydrocarbon products were produced.  We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated.  Differences are reflected in the accounting period that payments are received from the operator.

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

Results of Operations for the Year Ended December 31, 2011 and the Period from April 9, 2010 (Inception) to December 31, 2010.

The following table summarizes selected items from the statement of operations for the year ended December 31, 2011 and the period from April 9, 2010 (Inception) to December 31, 2010.

	For the	April 9, 2010
	Year Ended	(Inception) to
	December 31,	December 31,	Increase /
	2011	2010	(Decrease)

Oil and gas sales	$1,917,719	$-	$1,917,719

Operating expenses:
Production expenses	527,844	-	527,844
Production taxes	214,363	-	214,363
General and administrative	1,850,536	1,323,429	527,107
Depletion of oil and gas properties	919,631	-	919,631
Impairment of oil and gas properties	2,392,742	-	2,392,742
Accretion of discount on asset retirement obligations	509	-	509
Depreciation and amortization	14,043	2,105	11,938
Total operating expenses:	5,919,668	1,325,534	4,594,134

Net operating loss	(4,001,949)	(1,325,534)	2,676,415

Total other income (expense)	(161,211)	135,630	(296,841)

Loss before provision for income taxes	(4,163,160)	(1,189,904)	2,973,256

Provision for income taxes	1,680,905	451,400	1,229,505

Net (loss)	$(2,482,255)	$(738,504)	$1,743,751

The Company was established on April 9, 2010 (inception) and had limited operations during the period from April 9, 2010 (Inception) to December 31, 2010.  We did not begin acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana until October of 2010.  As such, there were no comparative oil and gas related revenues and expenses during the period from April 9, 2010 (Inception) to December 31, 2010.

Revenues:

We recognized $1,917,719 in revenues from sales of crude oil and natural gas for the year ended December 31, 2011.  These revenues are due to the drilling and development of producing wells.  We had twenty-four gross producing wells as of December 31, 2011, and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages. In late September one of the wells in which we hold a larger interest experienced pump failure.  The operator restarted production on this well in November.  The well is currently operating at less than the pump jack’s full capacity.

Expenses:

Production expenses and taxes

Our production expenses of $527,844 and production taxes of $214,363 for the year ended December 31, 2011 are comprised of certain production costs involved in the development of producing reserves in the Bakken formation.  Combined they represent approximately 39% of the oil and gas sales for the year ended December 31, 2011.  Our production expenses and taxes are greater than expected primarily as a result of transportation costs in the Bakken region due to congestion and delays in transporting the disposal of byproducts in the drilling process.  In addition, the well that is responsible for the majority of these additional costs was not producing for a portion of the fourth quarter of 2011 and we believe that the well is currently not producing at the pump jack’s full capacity.  We anticipate these additional costs related to well water disposal will dissipate in the future as additional waste treatment facilities are opened.  In addition, we incurred an impairment charge that we believe is primarily due to this well’s substantially reduced production levels since resuming production.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $1,850,536, compared to $1,323,429 for the period from April 9, 2010 (Inception) to December 31, 2010, an increase of $527,107, or 40%.  Our increase in general and administrative expenses was primarily due to increased compensation as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We recognized depletion expense of $919,631 for the year ended December 31, 2011.

Impairment of oil and gas properties

Impairment of oil and gas properties for the year ended December 31, 2011 was $2,392,742, compared to $-0- for the period from April 9, 2010 (Inception) to December 31, 2010, an increase of $2,392,742, or 100%.  Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations.  This comparison indicated an excess carrying value, as such the excess was charged to earnings as an impairment expense, in the amount of $2,392,742 during the year ended December 31, 2011.

Depreciation

Depreciation expense for the year ended December 31, 2011 was $14,043, compared to $2,105 for the period from April 9, 2010 (Inception) to December 31, 2010, an increase of $11,938, or 567%.  The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in 2011.  We anticipate quarterly depreciation of approximately $4,000 during 2012 due to additional depreciation on a capitalized website.

Net operating loss

The net operating loss for the year ended December 31, 2011 was $4,001,949, compared to $1,325,534 for the period from April 9, 2010 (Inception) to December 31, 2010, an increase of $4,594,134, or 347%.  Our net operating loss consisted primarily of an impairment charge of $2,392,742 related to our ceiling test, which was caused by substantially reduced production levels in one of our largest wells. Other components of our operating loss were oil & gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business.

Other income and (expenses)

Other income and (expenses) for the year ended December 31, 2011 was ($161,211), compared to $135,630 for the period from April 9, 2010 (Inception) to December 31, 2010, a decrease of $296,841, or 219%.  The net other income and (expenses) for the year ended December 31, 2011 consisted of $1,717 of interest income earned on money market accounts, ($101,956) of interest expense, consisting of ($87,084) of expenses incurred on the issuances of 500,000 warrants, as well as, ($14,872) of amortized professional fees incurred in obtaining a revolving credit and security agreement.  We also incurred a loss of ($1,061) on the disposal of assets, and ($97,686) of indemnification expenses related to payments made pursuant to previously unidentified tax obligations prior to our spin-off on April 16, 2010.  In addition, we recognized a gain on debt settlement of $36,151 related to the settlement of certain accounts payable liabilities for legal fees incurred prior to our spin-off on April 16, 2010, and a gain on the sale of oil and gas equipment of $1,924.  Our net other income and (expenses) for the period from April 9, 2010 (Inception) to December 31, 2010 consisted of $4,958 of interest income earned on money market accounts and ($13,566) of interest expense related to short term loan obligations that were subsequently repaid and satisfied in full, debt forgiveness income of $3,356, a $21 refund received, and $140,861 received as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The 2010 settlement released Poker Royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Net loss

The net loss for the year ended December 31, 2011 was $2,482,255, compared to $738,504 for the period from April 9, 2010 (Inception) to December 31, 2010, an increase of $1,743,751, or 236%.  Our net loss consisted primarily of an impairment charge of $2,392,742 related to our ceiling test, which was caused by substantially reduced production levels in one of our largest wells. Other components of our net loss were oil & gas production costs, professional fees, officer salaries and stock support services expense, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations.  Our net loss increased primarily due to our oil & gas operations that had not yet commenced in the comparative period from April 9, 2010 (Inception) to December 31, 2010.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Current Assets	$4,476,544	$8,888,881

Current Liabilities	$3,130,573	$892,628

Working Capital	$1,345,971	$7,996,253

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business.  As of December 31, 2011, we had working capital of $1,345,971.

We raised capital in 2011 for our oil and gas investments through a combination of private sales of our common stock and purchase money equity (shares of our common stock) issued to the sellers of oil and gas properties to us.  On May 2, 2011, we entered into a Revolving Credit and Security Agreement with certain lenders.  The facility provides $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks positions.  The facility will be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time.  Our first draw down was in the amount of $2,000,000 in February of 2012.  We anticipate additional capital or financing activities in 2012 and in future years to finance the costs of acquiring additional oil and gas acreage, which we intend to aggressively pursue.  We plan to utilize the proceeds to acquire properties and pay for the related drilling, completion and operating costs on our oil and gas prospects.  Should we not be able to secure additional financing when needed, we may not be able to grow and may be required to reduce the scope of our operations, any of which would have a material adverse effect on our business.  Our future capital requirements will depend on many factors, including the identification of additional oil and gas acreage and expansion opportunities, the frequency of drilling activities on our prospects, the cost and availability of third-party capital or financing, and our revenues, cash flow and operating costs.

We anticipate that we may incur operating losses in the next twelve months.  Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment and operating costs in 2012.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets.  To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2011, our balance of cash and cash equivalents was $1,401,141.  Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales, is through sale of shares of our common stock, third party financing, and/or traditional bank financing.  We will specifically need to raise additional debt or equity financing in order to execute a subsequent purchase of certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.  We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them.  Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name.  There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd.  See “Item 3. Legal Proceedings.”

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

As of December 31, 2011, we did not have any material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations requiring future payments.  Subsequently, however we made our first draw from our revolving credit facility of $2,000,000 on February 24, 2012 carrying a fixed interest rate of 19%.

On March 22, 2012,we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, which we collectively refer to as  the Sellers, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.  Prior to this transaction, the Sellers and the Company have completed sales of mineral leases as reported from time to time in our Form 8-K reports filed with the Securities and Exchange Commission.

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

As of December 31, 2011, we had four employees, our chief executive officer, Kenneth DeCubellis, our chief operating officer, Joshua Wert, our chief financial officer, James Moe and a staff accountant.  Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Off-Balance Sheet Arrangements

In connection with the transfer of the historical WPT assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4 and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4.  Ante5’s obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate, and ends on or about April 15, 2012, subject to customary exceptions to the cap and time limits.

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

Interest Rate Risk

We did not have outstanding any borrowings or other obligations that would subject us to significant interest rate risk at December 31, 2011.  Subsequently, however we received our first draw from our revolving credit facility of $2,000,000 on February 24, 2012 carrying a fixed interest rate of 19%.  To the extent that the interest rate is fixed, interest rate changes would affect the instrument’s fair market value but would not impact results of operations or cash flows.  Conversely, for the portion of our future borrowings that may have a floating interest rate, interest rate changes will not affect the fair market value of the instrument but will impact future results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF ANTE5, INC.

ANTE5, INC.

FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIOD FROM APRIL 9, 2010 (INCEPTION) TO DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ante5, Inc.

We have audited the accompanying balance sheets of Ante5, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ante5, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted principles.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2012

ANTE5, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$1,401,141	$8,577,610
Accounts receivable	673,003	15,840
Prepaid expenses	92,648	8,431
Current portion of contingent consideration receivable	2,309,752	287,000
Total current assets	4,476,544	8,888,881

Contingent consideration receivable, net of current portion and allowance of $878,650	3,698,850	6,185,000

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	10,867,443	-
Unproved properties	13,236,057	4,343,389
Other property and equipment	78,489	15,706
Total property and equipment	24,181,989	4,359,095
Less, accumulated depreciation, amortization and depletion	(3,325,497)	(13,725)
Total property and equipment, net	20,856,492	4,345,370

Total assets	$29,031,886	$19,419,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,820,936	$325,584
Accounts payable, related parties	9,206	76,777
Accrued expenses	-	47,267
Royalties payable	300,431	323,600
Current portion of deferred tax liability	-	119,400
Total current liabilities	3,130,573	892,628

Asset retirement obligations	3,900	-

Deferred tax liability, net of current portion	1,012,095	2,573,600

Total liabilities	4,146,568	3,466,228

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,402,965 and 37,303,614 shares issued and outstanding at December 31, 2011 and 2010, respectively	47,403	37,304
Additional paid-in capital	28,058,674	16,654,223
Accumulated (deficit)	(3,220,759)	(738,504)
Total stockholders' equity	24,885,318	15,953,023

Total liabilities and stockholders' equity	$29,031,886	$19,419,251

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
STATEMENTS OF OPERATIONS

	For the	April 9, 2010
	Year Ended	(Inception) to
	December 31,	December 31,
	2011	2010

Oil and gas sales	$1,917,719	$-

Operating expenses:
Production expenses	527,844	-
Production taxes	214,363	-
General and administrative	1,850,536	1,323,429
Depletion of oil and gas properties	919,631	-
Impairment of oil and gas properties	2,392,742	-
Accretion of discount on asset retirement obligations	509	-
Depreciation and amortization	14,043	2,105
Total operating expenses	5,919,668	1,325,534

Net operating loss	(4,001,949)	(1,325,534)

Other income (expense):
Interest income	1,717	4,958
Interest (expense)	(101,956)	(13,566)
Other income	38,075	144,238
Loss on disposal of equipment	(1,061)	-
Indemnification expenses	(97,986)	-
Total other income (expense)	(161,211)	135,630

Loss before provision for income taxes	(4,163,160)	(1,189,904)

Provision for income taxes	1,680,905	451,400

Net (loss)	$(2,482,255)	$(738,504)

Weighted average number of common shares outstanding - basic and fully diluted	42,882,772	25,834,131

Net (loss) per share - basic and fully diluted	$(0.06)	$(0.03)

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Issuance from spin-off of Ante4, Inc.	-	$-	21,292,333	$21,292	$4,570,662	$-	$4,591,954

Sale of shares of common stock at $1 per share, 6,170,000 shares to related parties	-	-	11,000,000	11,000	10,989,000	-	11,000,000

Common stock issued for acquisition of oil & gas properties	-	-	5,011,281	5,012	1,247,808	-	1,252,820

Common stock options granted for services, related party	-	-	-	-	77,500	-	77,500

Net indemnified costs incurred from the spin-off from Ante4, Inc.	-	-	-	-	(230,747)	-	(230,747)

Net loss from April 9, 2010 (Inception) to December 31, 2010	-	-	-	-	-	(738,504)	(738,504)

Balance, December 31, 2010	-	$-	37,303,614	$37,304	$16,654,223	$(738,504)	$15,953,023

Units of common stock and warrants sold at $1 per share	-	-	6,142,500	6,143	5,609,914	-	5,616,057

Exercise of common stock options	-	-	60,000	60	17,220	-	17,280

Common stock issued for acquisition of oil & gas properties	-	-	3,852,851	3,852	4,936,417	-	4,940,269

Common stock granted for services	-	-	44,000	44	43,076	-	43,120

Common stock warrants granted for services	-	-	-	-	74,022	-	74,022

Common stock options granted for services, related party	-	-	-	-	723,802	-	723,802

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,482,255)	(2,482,255)

Balance, December 31, 2011	-	$-	47,402,965	$47,403	$28,058,674	$(3,220,759)	$24,885,318

The accompanying notes are an integral part of these financial statements.

ANTE5, INC.
STATEMENTS OF CASH FLOWS

	For the	April 9, 2010
	Year Ended	(Inception) to
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,482,255)	$(738,504)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Bad debts expense	-	798,593
Depletion of oil and gas properties	919,631	-
Depreciation and amortization	14,043	2,105
Impairment of oil and gas properties	2,392,742	-
Accretion of discount on asset retirement obligations	509	-
Loss on disposal of equipment	1,061	-
Loss on sale of debt securities	-	8,363
Common stock granted for services	43,120	-
Common stock warrants granted	74,022	-
Common stock warrants granted, related parties	13,062	-
Common stock options granted, related parties	710,740	77,500
Decrease (increase) in assets:
Accounts receivable	(657,163)	98,156
Prepaid expenses	(84,217)	(8,431)
Contingent consideration receivable	463,398	182,335
Increase (decrease) in liabilities:
Accounts payable	73,202	(357,838)
Accounts payable, related parties	(67,571)	-
Accrued expenses	(47,267)	47,267
Royalties payable	(23,169)	(11,343)
Deferred tax liability	(1,680,905)	(451,400)
Net cash used in operating activities	(337,017)	(353,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	336,925	-
Cash acquired in spin-off from Ante4, Inc.	-	258,712
Proceeds from sale of short term investments	-	3,700,000
Purchases and increases in oil and gas properties	(12,731,225)	(3,090,569)
Purchases of other property and equipment	(78,489)	-
Net cash provided by (used in) investing activities	(12,472,789)	868,143

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit	-	(2,437,336)
Principal payments on note payable	-	(500,000)
Proceeds from the sale of common stock, net of $526,444 of offering costs	5,616,057	11,000,000
Proceeds from the exercise of common stock options	17,280	-
Net cash provided by financing activities	5,633,337	8,062,664

NET CHANGE IN CASH	(7,176,469)	8,577,610
CASH AT BEGINNING OF PERIOD	8,577,610	-
CASH AT END OF PERIOD	$1,401,141	$8,577,610

SUPPLEMENTAL INFORMATION:
Interest paid	$66,921	$10,210
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties paid subsequent to period-end	$2,422,150	$-
Purchase of oil and gas properties through issuance of common stock	$4,940,269	$1,252,820
Capitalized asset retirement obligations	$3,391	$-

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

We also inherited assets from our former parent company prior to our spin off.  These historical assets relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We believe we are entitled to royalty payments from that license agreement.  We manage our historical assets to monetize them.  Our common stock is currently traded on the OTC QB and OTC BB under the trading symbol “ANFC”.

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

We commenced our oil and gas business in the fall of 2010 and completed our initial reservoir engineering calculations as of June 30, 2011.  Our goal is to deploy our capital to maximize our oil and gas production and reserves.

Former Development Stage Company
Prior to 2011, the Company was considered a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company had disclosed the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.  An entity remains in the development stage until such time as, among other factors, revenues have been realized.  The Company’s realized revenues and oil & gas operations in 2011 met these criteria and, as such, the Company is no longer a development stage company and, accordingly, the cumulative statements of operations and cash flows from inception to the current balance sheet date have not been presented.

Comparative Periods
The Company was spun-off from an unrelated business in April of 2010.  As a result, the comparative financial statements for the year ended December 31, 2010 are based on a short period.

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

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2011	2010
Cash	$474,314	$131,859
Money market funds	926,827	8,445,751
Total	$1,401,141	$8,557,610

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations.  The Company had approximately $650,165 and $8,045,000 in excess of FDIC insured limits At December 31, 2011 and 2010, respectively.  The Company has not experienced any losses in such accounts.

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

We have capitalized a total of $53,000 of website development costs from inception through December 31, 2011.  We have recognized depreciation expense on these website costs of $3,507 and $-0- as of December 31, 2011 and 2010, respectively.

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

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

Non-Oil & Gas Property and Equipment
Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-oil and gas long-lived assets.  Depreciation expense was $14,043 and $2,105 for the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

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

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool").  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, respectively:

	For the	April 9, 2010
	Year Ended	(inception) to
	December 31,	December 31,
	2011	2010
Capitalized Certain Payroll and Other Internal Costs	$138,591	$9,975
Capitalized Interest Costs	-	-
Total	$138,591	$9,975

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool.  On December 30, 2011, the Company sold a total of approximately 123 net acres at $2,750 per acre for total proceeds of $336,925.  The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  We recognized $2,392,742 of impairment costs during the year ended December 31, 2011.

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

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Common stock and stock options issued for services and compensation totaled $753,860 and $77,500 for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  Ante5, Inc. has not yet undergone an examination by any taxing authorities.  Ante5 has indemnified Voyager Oil and Gas (Ante4), however, for any unrecognized liabilities which is limited to $2,500,000, and terminates on or about April 15, 2012, subject to customary exceptions from these limitations.  In July of 2011 the Internal Revenue Service completed an examination of federal income tax returns of Voyager Oil and Gas (Ante4) for the years ended January 3, 2010 and December 28, 2008.  As a result of the examination we reimbursed Voyager Oil and Gas for their payments of $11,417 of federal taxes and, based on the federal examination, amended state returns in California that totalled an additional $48,666 in state taxes.  In addition, we reimbursed Voyager Oil and Gas for their payments of an additional $37,903 in California payroll taxes related to an underpayment by Ante4 from 2010.

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

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

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

Note 3 – Related Party

Stock Options (2011)
On November 2, 2011, we granted 200,000 stock options to our CFO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $147,039, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $4,901 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 133,000 stock options to our COO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $97,781, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $3,259 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 10,000 stock options to an employee.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $7,352, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $245 of compensation expense during the year ended December 31, 2011.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $73,519, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $2,451 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $73,519, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $2,451 of compensation expense during the year ended December 31, 2011.

On October 26, 2011, we granted 1,000,000 stock options to Kenneth DeCubellis, our new Chief Executive Officer.  The options vest annually over five years beginning on October 26, 2012 and are exercisable until October 25, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 88% and a call option value of $0.7456, was $745,587, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $24,853 of compensation expense during the year ended December 31, 2011.

On May 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share by our former CEO in exchange for total proceeds of $7,800.

On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $1.3661, was $683,070, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $180,256 of compensation expense during the year ended December 31, 2011.

Stock Options (2010)
On November 16, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 15, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8256, was $82,558, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $27,520 and $3,440 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On November 15, 2010 the Company granted 500,000 stock options as compensation to a newly appointed Chief Operating Officer.  The options vest annually over three years and are exercisable until November 14, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8157, was $407,870, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $135,956 and $16,995 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On November 12, 2010 the Company granted 1,000,000 stock options as compensation to a newly elected Chief Executive Officer.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $845,183, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $281,728 and $35,216 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

On November 12, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $84,518, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $28,172 and $3,522 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On April 26, 2010 the Company granted 100,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors at the time.  The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425, and is being amortized over the vesting period of the options.  The Company recognized $9,164 and $18,327 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.  100,000 of these options were cancelled pursuant to the resignation of one of the Company’s Directors on November 12, 2010.

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

	Number	Strike
Holder	of options	price	Expiration date	Vesting terms
Former Director	12,000	$0.33	May 31, 2016	Fully vested
Former Director	4,000	$0.29	May 30, 2017	Fully vested
Former Director	4,000	$0.08	May 22, 2018	Fully vested
Former Director	4,000	$0.05	May 20, 2019	Fully vested
Former CEO	125,000	$0.03	February 20, 2019	Fully vested

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

Morris Goldfarb, one of the Company’s directors, is participating as a Lender through the Agent with a commitment amount of $1.5 million in the facility.  In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a Lender) with the same terms and conditions as the other warrants issued in connection with the closing of the Credit Agreement.  The warrants vest on the earlier of the 1 year anniversary of the grant date (May 2, 2012) or when 50% of the LOC has been advanced, and are exercisable until May 1, 2016 at an exercise price of $0.95 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $58,781, and is being amortized over the three year life of the credit agreement.  The Company recognized $13,062 of compensation expense during the year ended December 31, 2011.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

Other Related Party Transactions
Our former President and Chief Executive Officer, Steve Lipscomb, receives a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as a contingent consideration receivable, in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009.  Mr. Lipscomb has received a total of $23,170 and $11,342 in commissions during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.  A total of $9,206 of commissions was still owed to Mr. Lipscomb as reported within accounts payable on the balance sheet as of December 31, 2011.  Mr. Lipscomb also has been retained as a consultant at a rate of $4,167 per month.

We sublease office space on a month to month basis where the lessor is an entity owned by our CEO, Bradley Berman for approximately $1,077 per month.  We have paid a total of $13,208 and $500 to this entity during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

We also paid a total of $10,562 and $-0- to an entity owned by our CEO, Bradley Berman for administrative services provided during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

Common Stock Purchases
During the fourth quarter of 2010, the Company raised a total of $11,000,000 from the sale common stock through a private placement offering of 11,000,000 shares of common stock at $1.00 per share, of which, related parties participated through the investment of a total of $6,170,000, representing 6,170,000 shares of common stock.

Note 4 – Oil and Gas Properties

The following tables summarize gross and net productive oil wells by state at December 31, 2011 and 2010.  A net well represents our percentage ownership of a gross well.  The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests.  The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2011		December 31, 2010
	Gross	Net	Gross	Net

North Dakota	24	0.68	-	-

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  As of December 31, 2011 and 2010, our principal oil and gas assets included approximately 10,457 and 3,712 net acres, respectively, located in North Dakota.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, respectively:

	For the	April 9, 2010
	Year Ended	(inception) to
	December 31,	December 31,
	2011	2010

Purchases of oil and gas properties and development costs for cash	$12,731,225	$3,090,569
Purchase of oil and gas properties paid subsequent to period-end	2,422,150	-
Purchases of oil and gas properties through the issuance of common stock	4,940,269	1,252,820
Capitalized asset retirement obligations	3,391	-
Total purchase and development costs, oil and gas properties	$20,097,035	$4,343,389

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

2011 Acquisitions

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

On August 22, 2011, the Company acquired a total of 240 net mineral acres.  In consideration for their assignment of these mineral leases, the Company paid a total of $720,667 of cash, including $667 of title fees.

On April 28, 2011, we entered into an asset purchase agreement (“5a - Donkey”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire all of the Sellers’ right, title and interest in and to those certain oil and gas mineral leases comprising approximately 3,837 net acres of undeveloped oil and gas properties located in Dunn County, North Dakota, in consideration for a total of $2,685,900 of cash, plus 2,302,200 shares of the common stock of the Company.

On April 5, 2011, we entered into another asset purchase agreement (the “Harris/Furlong IV”) with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (collectively, the “Sellers”), to acquire all of the Sellers’ right, title and interest in and to those certain oil and gas mineral leases comprising approximately 116 net acres of undeveloped oil and gas properties located in the counties of Billings and Stark, North Dakota, in consideration for a total of $145,025 of cash, plus 55,689 shares of the common stock of the Company.

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

On February 11, 2011, we acquired additional oil and gas acreage from three unaffiliated sellers in two separate transactions encompassing mineral leases covering a total of approximately 117 net acres in Mountrail, Williams and Dunn counties in North Dakota for which we paid total cash of $215,975 and issued a total of 17,952 shares of our common stock.

2011 Disposals

On December 30, 2011, the Company sold a total of approximately 123 net acres at $2,750 per acre for total proceeds of $336,925.  No gain or loss was recorded pursuant to the sale.

2010 Acquisitions

On October 7, 2010, the Company acquired ownership interest in several mineral leases covering approximately 3,712 net acres.  In consideration for their assignment of these mineral leases, the Company paid the sellers a total of $2,969,648 of cash and issued to them 5,011,281 shares of our common stock, and assigned to the sellers a 2% overriding royalty interest in the mineral leases, effective on the closing.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010:

	December 31,	December 31,
	2011	2010
Beginning Asset Retirement Obligation	$-	$-
Liabilities Incurred for New Wells Placed in Production	3,391	-
Accretion of Discount on Asset Retirement Obligations	509	-
Ending Asset Retirement Obligation	$3,900	$-

Note 6 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc. (the “Company”), as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction on November 2, 2009.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value was recorded on the balance sheet of Ante4.  In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.  We performed an impairment analysis as of December 31, 2010 which necessitated a write down and realization of an $878,650 valuation allowance, along with a corresponding adjustment of $80,057 to royalties payable.  The net amount resulted in the recognition of $798,593 of bad debt expense in the operating expense section of the statement of operations for the period from April 9, 2010 (inception) to December 31, 2010.  The following is a summary of the contingency consideration receivable and related royalties payable at December 31, 2011:

	Contingent		Net Contingent
	Consideration	Royalties	Consideration
	Receivable	Payable	Receivable
Balance spun-off,
April 16, 2010:	$7,532,985	$(415,000)	$7,117,985
Net royalties received and
Commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400
Net royalties received and
Commissions paid	(463,398)	23,169	(440,229)
Balance, December 31, 2011	$6,008,602	$(300,431)	$5,708,171

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

The Company estimated its current portion of the contingent consideration receivable to be $2,309,752 based on the guaranteed minimum payment to us of $3 million, less payments previously received due on November 2, 2012.

Note 7 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balances sheet as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Oil & Gas Proved Properties	$-	$-	$10,867,443
	$-	$-	$10,867,443

	Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3
Assets
Contingent Royalty Receivable	$-	$-	$6,472,000
	$-	$-	$6,472,000

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010.

Level 3 assets consist of proved oil and gas properties as adjusted for a non-recurring $2,392,742 adjustment for the impairment of oil and gas properties during the year ended December 31, 2011, and a contingent royalty receivable as adjusted on December 31, 2010 for a non-recurring $878,650 impairment adjustment.

Note 8 – Accrued Expenses

As of December 31, 2011 and 2010 accrued expenses included the following:

	December 31,	December 31,
	2011	2010

Accrued Payroll, Officer	$-	$43,078
Accrued Payroll Taxes	-	4,189
	$-	$47,267

Note 9 – Note Payable and Line of Credit

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”).  The facility provides $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position.  The facility will be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time.  The facility sets the minimum total draw at $500,000 and requires Ante5, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, states that Ante5 has at least twelve months interest coverage on its balance sheet in cash.  We subsequently received our first draw of $2,000,000 on February 24, 2012.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

A note payable in the amount of $500,000 was paid in full on December17, 2010.

Interest expense recognized on the above promissory note totaled $6,712 at December 31, 2010, of which $3,356 was forgiven, and $3,356 was paid with the settlement on December 17, 2010.

Interest expense totaled $101,956 and $13,566 for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, respectively.  Interest expense consisted of finance charges related to obtaining our $10 million financing facility, including $87,084 of amortized warrant costs for the year ended December 31, 2011, and for the period from April 9, 2010 (inception) to December 31, 2010, $6,712 was incurred from the note payable and $6,854 was incurred on the line of credit from UBS.

The line of credit from UBS was paid in full and closed with the proceeds of the sale of our auction rate securities on July 1, 2010.

Note 10 – Stockholders’ Equity

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

On May 18, 2011 a total of 24,000 options were exercised at various prices between $0.05 and $0.51 per share by our former CEO in exchange for total proceeds of $7,800.

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
NOTES TO FINANCIAL STATEMENTS

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

During November and December of 2010, the Company raised a total of $11,000,000 from the sale common stock through a private placement offering of 11,000,000 shares of common stock at $1.00 per share, of which, related parties participated through the investment of a total of $6,170,000, representing 6,170,000 shares of common stock.

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

Note 11 – Warrants and Options

Options and Warrants Granted

2011 Options Granted

On November 2, 2011, we granted 200,000 stock options to our CFO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $147,039, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $4,901 of compensation expense during the year ended December 31, 2011.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

On November 2, 2011, we granted 133,000 stock options to our COO.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $97,781, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $3,259 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 10,000 stock options to an employee.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $7,352, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $245 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $73,519, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $2,451 of compensation expense during the year ended December 31, 2011.

On November 2, 2011, we granted 100,000 stock options to one of our Directors.  The options vest annually over five years beginning on November 2, 2012 and are exercisable until November 1, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 87% and a call option value of $0.7352, was $73,519, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $2,451 of compensation expense during the year ended December 31, 2011.

On October 26, 2011, we granted 1,000,000 stock options to Kenneth DeCubellis, our new Chief Executive Officer.  The options vest annually over five years beginning on October 26, 2012 and are exercisable until October 25, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 88% and a call option value of $0.7456, was $745,587, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $24,853 of compensation expense during the year ended December 31, 2011.

On August 4, 2011, we granted 10,000 stock options to a new employee.  The options vest annually over five years beginning on August 4, 2012 and are exercisable until August 3, 2021 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 86% and a call option value of $0.7436, was $7,436, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $620 of compensation expense during the year ended December 31, 2011.

On February 22, 2011, we granted 500,000 stock options to James Moe, our chief financial officer.  The options vest annually over three years beginning on March 14, 2012 and are exercisable until February 21, 2021 at an exercise price of $1.65 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $1.3661, was $683,070, and is being amortized over the implied service term, or vesting period, of the options.  The Company recognized $180,256 of compensation expense during the year ended December 31, 2011.

2011 Warrants Granted

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

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

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

In connection with the closing of the Credit Agreement on May 2, 2011, the Company issued to each Lender a five-year warrant to purchase a number of shares of the Company’s common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage.  The warrants vest on the earlier of the 1 year anniversary of the grant date (May 2, 2012) or when 50% of the LOC has been advanced, and are exercisable until May 1, 2016 at an exercise price of $0.95 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $391,872, and is being amortized over the three year life of the credit agreement.  The Company recognized a total of $87,084 of interest expense during the year ended December 31, 2011.

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

2010 Options Granted

On November 16, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 15, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8256, was $82,558, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $27,520 and $3,440 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On November 15, 2010 the Company granted 500,000 stock options as compensation to a newly appointed Chief Operating Officer.  The options vest annually over three years and are exercisable until November 14, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8157, was $407,870, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $135,956 and $16,995 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On November 12, 2010 the Company granted 1,000,000 stock options as compensation to the former Chief Executive Officer and existing Chairman of the Board of Directors.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $845,183, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $281,728 and $35,216 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

On November 12, 2010 the Company granted 100,000 stock options as compensation to a newly appointed Director for service on the Board of Directors in 2010.  The options vest annually over three years and are exercisable until November 11, 2020 at an exercise price of $1.00 per share.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $0.8452, was $84,518, and is being amortized over the implied service term, or vesting period of the options.  The Company recognized $28,172 and $3,522 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.

On April 26, 2010 the Company granted a total of 300,000 stock options as compensation for service on the Board of Directors in 2010 to each of its three Directors in equal increments of 100,000 options.  The options vest annually over three years and are exercisable until April 25, 2020 at an exercise price of $0.30 per share based on the average of the bid and ask price of the Company’s common stock over the five day period beginning on the first day the common stock was traded on the “Pink Sheets”.  The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 204% and a call option value of $0.1947, was $58,425, and is being amortized over the vesting period of the options.  The Company recognized $18,328 and $18,327 of compensation expense during the year ended December 31, 2011 and the period from inception (April 9, 2010) to December 31, 2010, respectively.  One of the Directors resigned on November 12, 2010, as such, 100,000 options were cancelled.

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

2010 Warrants Granted

None

Options and Warrants Cancelled
On November 12, 2010, 100,000 common stock options were cancelled pursuant to the resignation of a Director.  No other options or warrants were cancelled during 2011 or 2010.

Options and Warrants Expired
No options or warrants expired during the year ended December 31, 2011 or the period from April 9, 2010 (inception) to December 31, 2010.

Options Exercised
A total of 60,000 options were exercised at varying prices between $0.05 and $0.51 during the year ended December 31, 2011, resulting in total proceeds of $17,280.  No options were exercised during the period from April 9, 2010 (inception) to December 31, 2010.

No warrants were exercised during the year ended December 31, 2011 or the period from April 9, 2010 (inception) to December 31, 2010.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2011.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.03 - $1.65	4,162,000	9.10 years	$1.00	842,333	$0.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2011	2010

Average Risk-Free Interest Rates	1.65%	1.16%
Average Expected Life (in years)	5	5
Volatility	90%	201%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  During the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010 was $1.16 and $0.81 per option, respectively.

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price

Balance, April 9, 2010 (Inception)	-0-	$-0-
Options expired	-0-	-0-
Options cancelled	(100,000)	(0.30)
Options granted	2,269,000	0.81
Options exercised	-0-	-0-
Balance, December 31, 2010	2,169,000	$0.84
Options expired	-0-	-0-
Options cancelled	-0-	-0-
Options granted	2,053,000	1.16
Options exercised	(60,000)	(0.29)
Balance, December 31, 2011	4,162,000	1.00

Exercisable, December 31, 2011	842,333	$0.74

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Warrants outstanding at December 31, 2011.

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.95 - $1.50	3,878,375	4.54 years	$1.39	3,378,375	$1.45

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2011	2010

Average Risk-Free Interest Rates	1.96%	-%
Average Expected Life (in years)	5	-
Volatility	97%	-%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  During the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010 was $1.16 and $0.81 per option, respectively.

The following is a summary of activity of outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, April 9, 2010 (Inception)	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	-0-	-0-
Warrants exercised	-0-	-0-
Balance, December 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	3,878,375	1.39
Warrants exercised	-0-	-0-
Balance, December 31, 2011	3,878,375	1.39

Exercisable, December 31, 2011	3,378,375	$1.45

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

Note 12 – Other Income

On December 28, 2011, we recognized a gain of $1,924 related to the sale of oil and gas equipment.

At various dates between July 15, 2011 and December 21, 2011, we recognized gains from settlements with vendors in the total amount of $36,151, representing disputed billings amounts outstanding prior to December 31, 2010.

On August 22, 2010 the Company received $140,861 as part of a termination and release agreement with Poker Royalty, LLC (“Poker Royalty”).  The settlement, in which we maintained our right to audit, released Poker Royalty from its obligations under a May 15, 2004 marketing agreement that was part of the WPT interests that were spun-off to us from Ante4, Inc.

Note 13 – Income Taxes

We account for income taxes under the provisions of ASC Topic 740, Income taxes, which provides for an asset and liability approach for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Our provision for income taxes for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010 consisted of the following:

	2011	2010
Current taxes	$-	$-
Deferred tax benefit	(1,680,905)	(451,400)
Valuation allowance	-	-
Net income tax provision (benefit)	$(1,680,905)	$(451,400)

The effective income tax rate for the year ended December 31, 2011 and the period from April 9, 2010 (inception) to December 31, 2010 consisted of the following:

	2011	2010
Federal statutory income tax rate	35.00%	35.00%
State income taxes	3.41%	6.37%
Permanent differences	(0.03%)	0.00%
Change in valuation allowance	1.99%	(3.43%)
Net effective income tax rate	40.37%	37.94%

The components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryovers	$2,932,099	$800,000
Stock compensation	336,229	-
Reorganization costs	51,464	-
Asset retirement obligation	1,498	-
Total deferred tax assets	$3,321,290	$800,000

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(1,731,321)	-
Deferred revenue	(2,192,619)	(2,693,000)
Property and equipment	(21,752)	-
Total deferred liabilities	(3,945,692)	(2,693,000)

Net deferred tax liabilities	(624,402)	(1,893,000)
Less: valuation allowance	(387,693)	(800,000)
Deferred tax liabilities	$(1,012,095)	$(2,693,000)

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2011, the Company has approximately a $7,633,301 net operating loss carryover.  Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2031.  A portion of the net operating loss carryover begins to expire in 2030.

At December 31, 2010 the Company recognized a valuation allowance reducing the carrying value of its deferred tax assets to zero and resulting in a deferred tax liability being shown related to its deferred revenue.  ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The valuation allowance was recognized in consideration of many factors, primarily the Company’s losses incurred since its spin-off and the inherent uncertainties of exploring for oil and gas.  Due to changes in circumstances and recent projections of income, the Company reduced its deferred tax asset valuation allowance from $800,000 to $387,693 as of December 31, 2011.  This reduction was to reflect an allowance on only a portion of its deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota and North Dakota.  We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes.  The Company has found no significant uncertain tax positions as of any date on or before December 31, 2011.

Note 14 – Contingencies

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

In connection with the transfer of the Ante5 assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business. We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4, Inc. and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4.  Ante5’s obligation to indemnify Ante4 with respect to its former operations and certain tax liabilities is limited to $2.5 million in the aggregate, and terminates on or about April 15, 2012, subject to customary exceptions from this cap and time limit.  In July of 2011 the Internal Revenue Service completed an examination of federal income tax returns of Voyager Oil and Gas (Ante4) for the years ended January 3, 2010 and December 28, 2008.  As a result of the examination we reimbursed Voyager Oil and Gas for their payments of $11,417 of federal taxes and, based on the federal examination, amended state returns in California that totalled an additional $48,666 in state taxes.  In addition, we reimbursed Voyager Oil and Gas for their payments of an additional $37,903 in California payroll taxes related to an underpayment by Ante4 from 2010.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

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

Note 15 – Subsequent Events

Oil & Gas Property Acquisitions:
On March 22, 2012,we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.

On March 16, 2012, we purchased approximately 259 net acres of oil and gas properties in North Dakota from a total of nine different sellers.  In consideration for their assignment of these mineral leases, we paid the sellers a total of $131,075.

On February 14, 2012, we purchased approximately 543 net acres of oil and gas properties in North Dakota.  In consideration for the assignment of these mineral leases, we paid the seller a total of $944,096.

Name Change
Our Board of Directors has approved changing the corporate name to Black Ridge Oil & Gas, Inc.  The name change is expected to become effective on April 2, 2012.  The Company’s common stock will continue to trade on the OTCBB using the ticker symbol ANFC.

Increase in Capitalization
We intend to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 shares because we believe that for us to grow our business, increasing the number of authorized shares of common stock will allow us to acquire other businesses in the future or raise capital.  This may require us to issue a significant number of additional shares of our common stock.  The number of our authorized shares of preferred stock will remain at 20,000,000.  This action will become effective no sooner than 20 days after we mail a notice and related information statement to our stockholders.

Potential Reverse Stock Split
Our Board approved resolutions authorizing the Company to implement a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of up to 1:10 and any related amendment to the Company’s certificate of incorporation.  Our stockholders have also approved the amendment by written consent.

Our Board of Directors or a committee of the Board of Directors has the authority to decide whether to implement a reverse stock split and the exact amount of the split within the foregoing range, if it is to be implemented.  If the reverse split is implemented, the number of issued and outstanding shares of Common Stock would be reduced in accordance with the exchange ratio selected by the Board of Directors or a committee thereof.  The total number of authorized shares of Common Stock will be reduced proportionately as a result of the reverse stock split and the total number of shares of authorized preferred stock will remain unchanged at 20,000,000 shares.

ANTE5, INC.
NOTES TO FINANCIAL STATEMENTS

We believe that a reverse split would, among other things, (i) better enable the Company to obtain a listing on a national securities exchange, (ii) facilitate higher levels of institutional stock ownership, where investment policies generally prohibit investments in lower-priced securities and (iii) better enable the Company to raise funds to finance its planned operations.  There can be no assurance however that we will be able to obtain a listing on a national securities exchange even if we implement the reverse stock split.

This action will become effective (to permit the board in its future discretion to implement a reverse stock split) no sooner than 20 days after we mail a notice and related information statement to our stockholders.

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions.  Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed.  Production taxes include production and severance taxes.  Depletion of oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities.  Results of operations do not include interest expense and general corporate amounts.  The results of operations for the company's oil and natural gas production activities are provided in the company's related statements of operations.

Costs Incurred and Capitalized Costs

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	Year Ended
	December 31,
	2011	2010
Proved oil and gas properties	$10,867,443	$-
Unproved oil and gas properties	13,236,057	4,343,389
Accumulated depreciation, depletion and amortization, and impairment	(3,312,373)	-
Total	$20,791,127	$4,343,389

The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the year ended December 31, 2011:

	Year Ended
	December 31,
	2011	2010
Costs Incurred for the Year:	$-	$-
Proved Property Acquisition	-	-
Unproved Property Acquisition	12,650,037	4,234,078
Development	7,443,607	109,311
Total	$20,093,644	$4,343,389

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2011 by year incurred.

	Year Ended
	December 31,
	2011	2010
Property Acquisition	$12,919,798	$4,234,078
Development	316,259	109,311
Total	$13,236,057	$4,343,389

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables.  Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Ryder Scott Company, independent petroleum consultants based on information provided by the Company.

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

Oil and Natural Gas Reserve Data

The following tables present the Company's independent petroleum consultants' estimates of its proved oil and natural gas reserves.  The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

		Natural
	Oil (Bls)	Gas (Mcf)
Proved Developed and Undeveloped Reserves as of December 31, 2010	-	-
Revisions of Previous Estimates	-	-
Extensions, Discoveries and Other Additions	453,808	291,916
Production	(21,545)	(6,473)
Proved Developed and Undeveloped Reserves as of December 31, 2011	432,263	285,443

Proved Developed Reserves at December 31, 2011	119,117	79,383

Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69).  Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2011 to estimated future production.  Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows.  Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves.  The following is a summary of the Company’s standardized measure as of the year ended December 31, 2011:

Year Ended
December 31,
2011
Future Cash Inflows	$40,516,329
Future Production Costs	(12,972,216)
Future Development Costs	(9,556,716)
Future Income Tax Expense	-
Future Net Cash Flows	17,987,397
10% Annual Discount for Estimated Timing of Cash Flows	(10,432,324)
Standardized Measure of Discounted Future Net Cash Flows	$7,555,073

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED

The twelve month average prices for the year ended December 31, 2011 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves.  The prices for the Company's reserve estimates were as follows:

		Natural
	Oil (Bbl)	Gas (Mcf)
December 31, 2011	$89.12	$6.98

Changes in the future net cash inflows, discounted at 10% per annum, for the year ended December 31, 2011 are as follows:

Year Ended
December 31,
2011
Standard measure, beginning of year	$-
Sales of oil and natural gas produced, net of production costs	(1,175,512)
Extensions and discoveries	8,730,585
Previously estimated development costs incurred during the period	-
Net changes of prices and production costs	-
Changes in estimated future development costs	-
Revisions of quantity estimates	-
Accretion of discount	-
Purchase of reserves in place	-
Net changes in income taxes	-
Changes in timing and other	-
Standard measure, end of year	$7,555,073

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 30, 2012:

Name	Age	Position

Kenneth DeCubellis	45	Chief Executive Officer
Joshua Wert	43	Chief Operating Officer and Corporate Secretary
James Moe	54	Chief Financial Officer
Bradley Berman	41	Chairman of the Board of Directors
Morris Goldfarb(1)(2)	61	Director
Benjamin S. Oehler(1)(2)	63	Director

(1)	Member of audit committee.

(2)	Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011.  Prior to joining Ante5, Mr. DeCubellis was the president and chief executive officer of Altra Inc., a venture capital backed biofuels company based in Los Angeles, California.  He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008.  From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas.  Mr. DeCubellis also previously served as the chairman of KD Global Energy Belize Ltd., a company that provides technical and business services for petroleum lease holders in Belize.  Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and an MBA from Northwestern University’s JL Kellogg Graduate School of Management.

Mr. DeCubellis’s qualifications:
•
Leadership experience - Mr. DeCubellis has been our chief executive officer since November 9, 2011, chief executive officer of Altra Inc. (2008 to 2011), vice president- president of Altra Inc. (2006 to 2011), and an executive with Exxon Mobil Corp in Houston, Texas.  (1996 to 2006). (1)

•
Industry experience - Mr. DeCubellis has been our chief executive officer from November 9, 2011 and has broad energy experience as, chief executive officer of Altra Inc., a biofuel company, and executive experience with Exxon Mobil Corp.

•
Education experience - Mr. DeCubellis holds a Bachelor of Science degree from Rensselaer Polytechnic Institute (1990), an MBA from Northwestern University’s JL Kellogg Graduate School of Management (1996).

___________
(1) When Mr. DeCubellis became CEO of Altra Inc in 2008, the company was in deep financial distress.  Mr. DeCubellis implemented a comprehensive corporate wide restructuring effort that was completed in 2009.  This included restructuring and eliminating all of the debt at Altra Inc, raising capital at Altra Inc and refocusing the strategy of the company on a technology license.  As part of this restructuring, certain wholly-owned subsidiaries of Altra, Inc. surrendered assets to lenders or entered in receivership.

Joshua Wert has been our chief operating officer since November 15, 2010 and our corporate secretary since February 22, 2011.  He was our interim chief financial officer from November 15, 2010 to March 14, 2011.  Prior to joining Ante5, Mr. Wert was a managing consultant for Operations, Human Resources and Finance at FRWD Co., a digital media service company founded in June 2009.  Mr. Wert was also the president of COPYCATS Media from 2003 to 2010, a media supplier to the independent musician and film maker market.  Mr. Wert was a senior manager of Simondelivers.com from 1999 to 2003, where he was responsible for efficiently managing the fulfillment of over 3,000 customer orders per day, as well as inventory control, supply chain design, and product planning.  Mr. Wert was an associate with McKinsey & Company, a prominent business consulting firm, from 1997 to 1999.  Mr. Wert is, and has been, a member of the board of directors of Signature Bank since 2003.  He has a Bachelor of Science degree from University of Wisconsin, Madison and a Master of Business Administration from the Carlson School of Management (1997), as well as a Juris Doctorate from the University of Minnesota Law School (1997), where he was on Law Review in 1995 and 1996.

Mr. Wert’s qualifications:
•	Leadership experience - Mr. Wert has been our chief operating officer since November 15, 2010, president of COPYCATS Media (2003 to 2010), and a senior manager of Simondelivers.com (1999 to 2003).
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

Bradley Berman has been a director of Ante5 since our inception and our chairman since November 12, 2012.  He was our chief executive officer from November 12, 2010 to November 9, 2011, our chief financial officer between November 12, 2010 and November 15, 2010, and our corporate secretary from November 12, 2010 to February 22, 2011.  Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998.  Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming,  after which he assumed a lesser role in that company.  Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

Mr. Berman’s qualifications:
•
Leadership experience – Mr. Berman has been our chairman since November 12, 2010 and was our chief executive officer from November 12, 2010 to November 9, 2011 and he is the founder and president of King Show Games, Inc.

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

Morris Goldfarb has been a director of Ante5 since November 12, 2010, and a member of our audit committee and compensation committee since February 22, 2011.  He is chairman of the board and chief executive officer of G-III Apparel Group, Ltd., and has served as an executive officer and a director of G-III and its predecessors since the formation of the company in 1974. G-III is a leading designer, manufacturer, and distributor of men’s and women’s apparel, handbags and luggage, with annual sales in excess of $1 billion.  Mr. Goldfarb was also a member of the board of directors of Lakes Entertainment, Inc. from June 1998 until March 2010, and Panasia Bank, the first Korean-American commercial bank in New Jersey, from 1993 to 2000.  Mr. Goldfarb also holds the following positions:

•	Honorary Overseer on the Board of Overseers of the Benjamin N. Cardozo School of Law.
•	Board of directors of The Educational Foundation for the Fashion Industries, Fashion Institute of Technology.
•	Board of directors of RLJ Acquisitions, Inc.
•	Board of directors of Christopher and Banks Corporation.

Mr. Goldfarb’s qualifications:
▪	Leadership experience – Mr. Goldfarb is currently the chairman of the board and chief executive officer of G-III Apparel Group, Ltd. and president and director of the Leather Apparel Association.
•	Industry experience - Mr. Goldfarb has participated as an independent director in several firms and organizations in a variety of other industries.
•	Education experience - Mr. Goldfarb holds Bachelor of Science degree in marketing from Long Island University in New York.

Benjamin S. Oehler has been a director of Ante5 since November 16, 2010, and chairman of our audit committee and compensation committee since February 22, 2011.  Mr. Oehler is the president and founder of Bashaw Group, Inc., which he founded in 2007.  Bashaw Group advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Prior to founding Bashaw Group, Mr. Oehler was from 1997 to 2007 the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006.  Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray.  By the time he left Piper Jaffray in 1999, he was group head for Piper’s Industrial Growth Team.  He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off shore entities.

Mr. Oehler has been a board member and founder of many non-profit organizations including the Minnesota Zoological Society, Minnesota Landscape Arboretum, The Lake Country Land School, Greencastle Tropical Study Center, Park Nicollet Institute, Afton Historical Society Press, United Theological Seminary and University of Minnesota Investment Advisor, Inc.  He has been a director of Waycrosse, Inc., WayTrust Inc, Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc. In September 2007, Mr. Oehler completed the Stanford University Law School Directors Forum, a three-day update on key issues facing corporate directors presented by the Stanford Business School and Stanford Law School. From 1984 through 1999, Mr. Oehler was registered with the National Association of Securities Dealers (“NASD”) as a financial principal.  Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts and has completed all course work at the University of Minnesota Business School with a concentration in finance.

Mr. Oehler’s qualifications:
•
Leadership experience – Mr. Oehler is the president and founder of Bashaw Group, Inc. (2007 to present), was the president and chief executive officer of Waycrosse, Inc. (1997 to 2007).  He served as an investment banker for Piper Jaffray until 1999, achieving the position of group head of its Industrial Growth Team.

•	Industry experience – Mr. Oehler has been a director of Waycrosse, Inc., WayTrust Inc, Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc.
•	Education experience - Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts.

No director is required to make any specific amount or percentage of his business time available to us.  Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate.

Limitation of Liability and Indemnification of Officers and Directors

Under Delaware General Corporation Law and our Certificate of Incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption.  This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our Certificate of Incorporation is to eliminate the rights of Ante5 and our stockholders (through stockholder’s derivative suits on behalf of Ante5) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Ante5 or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Certificate of Incorporation provide that if Delaware law is amended to authorize the future elimination or limitation of the  liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Delaware General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law.  Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We have also entered into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Ante5, arising out of such person’s services as a director or officer of Ante5, any subsidiary of Ante5 or any other company or enterprise to which the person provides services at the request of Ante5.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Ante5 pursuant to the foregoing provisions, Ante5 has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

CORPORATE GOVERNANCE

Director Selection Process

The Company does not have a standing nominating committee, but rather the Board of Directors as a whole considers director nominees.  The Board of Directors has determined this is appropriate given the size of the Board of Directors and the Company’s current size.  The Board will consider candidates suggested by its members, other directors, senior management and stockholders in anticipation of upcoming elections and actual or expected board vacancies.  The Board of Directors has not adopted a formal diversity policy or established specific minimum criteria or qualifications because from time to time the needs of the Board and the Company may change.  All candidates, including those recommended by stockholders, are evaluated on the same basis in light of the entirety of their credentials and the needs of the Board of Directors and the Company.  Of particular importance is the candidate’s wisdom, integrity, ability to make independent analytical inquiries, understanding of the business environment in which the Company operates, as well as his or her potential contribution to the diversity of the Board of Directors and his or her willingness to devote adequate time to fulfill his or her duties as a director.  The Board of Directors will consider director candidates recommended by the Company’s stockholders.  Stockholders may recommend director candidates by contacting the Chairman of the Board as provided under the heading “Communications with the Board of Directors.”  The Company did not employ a search firm or pay fees to other third parties in connection with seeking or evaluating board nominee candidates.

Board and Committee Meetings

During the year ended December 31, 2011, the Board of Directors held four meetings, the Audit Committee held five meetings, and the Compensation Committee held two meetings.  Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2011.  If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board.  The Board has determined that having Bradley Berman, although not considered independent due to his ownership of the Company and former role as Chief Executive Officer, serve as Chairman is in the best interest of the Company’s stockholders at this time due to his extensive knowledge of the Company. Further, the separation of the Chairman and Chief Executive Officer positions allows the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

Risk Management

Our Board of Directors believes that risk management is an important component of the Company’s corporate strategy.  The Board, as a whole, oversees our risk management process, and discusses and reviews with management major policies with respect to risk assessment and risk management.  The Board is regularly informed through its interactions with management and committee reports about risks we currently face, as well as the most likely areas of future risk, in the course of our business including economic, financial, operational, legal and regulatory risks.

Communications with the Board of Directors

Stockholders and other interested persons seeking to communicate directly with the Board of Directors, the independent directors as a group or any of the Audit or Compensation Committees of the Board of Directors, should submit their written comments c/o Corporate Secretary at our principal executive offices at 10275 Wayzata Boulevard, Suite 310, Minnetonka MN 55305 and should indicate in the address whether the communication is intended for the Chairman of the Board, the Independent Directors or a Committee Chair.  The Chairman of the Board will review any such communication at the next regularly scheduled Board of Directors meeting unless, in his or her judgment, earlier communication to the Board of Directors is warranted.

At the direction of the Board of Directors, we reserve the right to screen all materials sent to its directors for potential security risks, harassment purposes or routine solicitations.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers which applies to our directors, Chief Executive Officer, Chief Financial Officer and other Company employees who perform similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes the following forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2011 have not been filed timely:

•	One Form 4 for Mr. Morris Goldfarb filed on July 19, 2011.
•	One Form 3 for Mr. James Moe filed on November 10, 2011.
•	One Form 3 for Irish Oil & Gas Inc. filed on May 20, 2011.
•	One Form 3 for Twin Cities Technical, LLC filed on May 20, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Overview

We currently qualify as a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act and Item 10 of Regulation S-K.  Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies.  The following Compensation Overview is not comparable to the Compensation Discussion and Analysis” that is required of SEC reporting companies that are not smaller reporting companies.

The following Compensation Overview describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future.  As more fully described below, our board’s compensation committee reviews and recommends policies, practices, and procedures relating to the total direct compensation of our executive officers, including the Named Executive Officers, and the establishment and administration of certain of our employee benefit plans to our board of directors.

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

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions.  Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants.  Our compensation committee and board of directors apply the compensation philosophy and policies described below to determine the compensation of Named Executive Officers.

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

The Elements of Ante5’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2011, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on November 2, 2011 our board of directors granted to our Named Executive Officers bonuses consisting of a total of 333,000 options to purchase common stock at $1 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Ante5: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

Effective June 10, 2010, as amended on February 22, 2011 and March 2, 2012, our board of directors adopted the Amended and Restated Ante5, Inc. 2012 Stock Incentive Plan under which a total of 7,500,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options.  Our 2012 Stock Incentive Plan has been approved by the holders of a majority of our outstanding shares, subject to the completion of our compliance with applicable securities laws and regulations relating to notice and disclosure.  We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy prohibits backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of Ante5 during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis, Chief Executive Officer	2011	$29,167	$-0-	$745,587	$-0-	$-0-	$-0-	$774,754
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Bradley Berman, Former Chief Executive Officer(1)	2011	$45,833	$-0-	$-0-	$-0-	$-0-	$-0-	$45,833
	2010	$6,250	$-0-	$864,658	$-0-	$-0-	$-0-	$870,908

Joshua Wert, Chief Operating Officer(2)	2011	$150,833	$-0-	$97,781	$-0-	$-0-	$-0-	$248,614
	2010	$7,661	$-0-	$407,870	$-0-	$-0-	$-0-	$415,531

James Moe, Chief Financial Officer	2011	$109,449	$-0-	$830,109	$-0-	$-0-	$-0-	$939,558
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Effective November 9, 2011, Mr. Berman voluntarily resigned as the chief executive officer of Ante5, but continues to serve as our chairman of the board of directors.

(2)	Joshua Wert was also our interim chief financial officer from November 15, 2010 to March 14, 2011.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date.  We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2011.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised # of Options Exercisable	Number of Securities Underlying Unexercised # of Options Unexercisable	Option Exercise Price	Option Expiration Date
Kenneth T. DeCubellis, Chief Executive Officer	-0-	1,000,000	$1.00	October 25, 2021

Bradley Berman, Former Chief	-0-	100,000	$0.30	April 25, 2020
Executive Officer(1)	333,333	666,667	$1.00	November 11, 2020

Joshua Wert, Chief Operating Officer(2)	166,667	333,333	$1.00	November 14, 2020
	-0-	133,000	$1.00	November 1, 2021

James Moe, Chief Financial Officer	166,667	333,333	$1.65	February 21, 2021
	-0-	200,000	$1.00	November 1, 2021

(1)	Effective November 9, 2011, Mr. Berman voluntarily resigned as the chief executive officer of Ante5, but continues to serve as our chairman of the board of directors.

(2)	Joshua Wert was also our interim chief financial officer from November 15, 2010 to March 14, 2011.

Option Exercises and Stock Vested

Our former chief executive officer, Bradley Berman exercised a total of 24,000 fully vested common stock options on May 18, 2011 at various exercise prices between $0.05 and $0.51 per share in exchange for total proceeds of $7,800.  None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2010.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensations	Total

Morris Goldfarb	$-0-	$-0-	$73,519(1)	$-0-	$-0-	$-0-	$73,519

Benjamin Oehler	$-0-	$-0-	$73,519(2)	$-0-	$-0-	$-0-	$73,519

(1)
Effective November 2, 2011, we granted to Mr. Goldfarb options to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until November 1, 2021, vesting in five equal annual installments beginning on the one year anniversary of the grant date.  The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

(2)
Effective November 2, 2011, we granted to Mr. Oehler options to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until November 1, 2021, vesting in five equal annual installments beginning on the one year anniversary of the grant date.  The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 15, 2012 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group.  On February 15, 2012, we had 47,402,965 shares of common stock outstanding.

Certain persons who purchased shares in our private offering which closed on December 16, 2010 with respect to 6,454,000 shares of our common stock, excluding shares purchased by our officers and directors, have entered into a voting agreement that gives our board of directors, by majority vote, the power to vote certain shares of common stock.  In addition, Irish Oil & Gas, Inc. and Twin City Technical, LLC have entered into voting agreements that give our board of directors, by majority vote, the power to vote an aggregate of 5,011,282 shares of common stock.  The terms of the voting agreements provide that each agreement is effective for one year from the date entered into and will automatically renew for subsequent one year periods unless the stockholder gives notice of termination to us at least 30 days prior to the expiration of each annual period.  In addition, the voting agreements expire:
•           With respect to any shares sold in the public markets.
•           With respect to any shares for which a registration statement is declared effective.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following February 15, 2012.  Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Ante5, Inc., 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director	6,457,398(2)	13.5%
Ken DeCubellis, Chief Executive Officer	75,000	*
Joshua Wert, Chief Operating Officer and Corporate Secretary	190,954(3)	*
James Moe, Chief Financial Officer	166,667(4)	*
Morris Goldfarb, Director	1,033,333(5)	2.2%
Benjamin Oehler, Director	33,333(6)	*
All Current Directors and Executive Officers as a Group (6 persons)	7,956,685(7)	16.5%
Lyle Berman	2,468,801(8)	5.2%
Neil Sell	3,886,335(9)	8.2%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,226,082(10)	8.9%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,226,082(10)	8.9%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	3,250,000	6.9%

*Indicates beneficial ownership of less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.  The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of February 15, 2012.

(2)
Includes 366,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of February 15, 2012.  Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman.  Includes 185,898 shares owned by Mr. Bradley Berman’s wife.

(3)	Includes 166,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of February 15, 2012.
(4)	Includes 166,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of February 15, 2012.
(5)
Mr. Goldfarb owns 1,000,000 of these shares through Goldfarb Capital Partners, LLC.  Includes 33,333 shares which may be purchased pursuant to stock options that are exercisable within 60 days of February 15, 2012.

(6)	Includes 33,333 shares which may be purchased pursuant to stock options that are exercisable within 60 days of February 15, 2012.
(7)
Does not include a total of 6,454,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.

(8)
Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of July 31, 2011.  Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.

(9)
Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee.  Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(10)
These companies sold oil and gas properties to us in transactions from November 2010 to May 2011 and, as part of the purchase price for these properties, were issued these shares of common stock by us.  We may purchase additional oil and gas properties from these companies in the future, for which we may issue additional shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with Twin City Technical and Irish Oil and Gas, Inc.

We have acquired a majority of our mineral leases from Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation.  As part of these acquisitions, we have issued shares of our common stock to Twin City Technical and Irish Oil and Gas.  As set forth above under “Security Ownership of Certain Beneficial Owners and Management”, each of Twin City Technical and Irish Oil and Gas own over 8.9% of our common stock as of February 15, 2012.  We recorded the total value of property acquired from Twin City Technical and Irish Oil and Gas at $14,973,631.

On March 22, 2012,we entered into another asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a deposit.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.

Credit Facility

Pursuant to the a revolving credit facility, Morris Goldfarb, one of the Company’s directors, is participating as a lender acting through PrenAnte5, LLC as the lenders’ Agent.  As a lender under the credit facility, Mr. Goldfarb has a commitment amount of $1.5 million in the facility.  In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a lender) with an exercise price of $0.95 per share with the same terms and conditions as the other warrants issued in connection with the closing of the credit facility.  Mr. Goldfarb abstained from the vote of the Company’s board of directors for the authorization of the credit facility.

Office Lease

We sublease our office space via a sub-lease agreement from December 2010 through March 2012.  The lease agreement will extend on a month to month basis after March of 2012.  The owner of the building in which we are located is a company wholly owned by our chief executive officer.  Our payment under the sublease is approximately $1,200 per month including operating expenses and taxes.

Other Related Party Transactions

Our former President and Chief Executive Officer, Steve Lipscomb, receives a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as a contingent consideration receivable, in perpetuity as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009.  Mr. Lipscomb has received a total of $23,170 in commissions during the year ended December 31, 2011.  Mr. Lipscomb also has been retained as a consultant at a rate of $4,167 per month.  As of December 31, 2011 we owed Mr. Lipscomb $9,206 for unpaid commissions on royalties received in 2011 as reported within accounts payable on the balance sheet as of December 31, 2011.

During the year ended December 30, 2011, we paid $10,562 to an entity owned by our CEO, Bradley Berman for administrative services provided.

Review and Approval of Transactions with Related Persons

The Audit Committee has adopted a related party transaction policy whereby any proposed transaction between Ante5 and any officer or director, any stockholder owning in excess of 5% of Ante5 stock, immediate family member of an officer or director, or an entity that is substantially owned or controlled by one of these individuals, must be approved by a majority of the disinterested members of the Audit Committee.  The only exceptions to this policy are for transactions that are available to all employees of Ante5 generally or involve less than $25,000.  If the proposed transaction involves executive or director compensation, it must be approved by the Compensation Committee.  Similarly, if a significant opportunity is presented to any of Ante5’s officers or directors, such officer or director must first present the opportunity to the Board for consideration.

At each meeting of the Audit Committee, the Audit Committee meets with Ante5's management to discuss any proposed related party transactions.  A majority of disinterested members of the Audit Committee must approve a transaction for Ante5 to enter into it.  If approved, management will update the Audit Committee with any material changes to the approved transaction at its regularly scheduled meetings.

Director Independence

Our Common Stock currently trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.  We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.  Our Board of Directors has determined that each of Messrs. Oehler and Goldfarb is “independent” in accordance with the NASDAQ Global Market’s requirements and, thus, that a majority of the current Board of Directors is independent.

Our Board of Directors will review at least annually the independence of each director.  During these reviews, our Board of Directors will consider transactions and relationships between each director (and his or her immediate family and affiliates) and us and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent.  The Board of Directors will conduct its annual review of director independence and to determine if any transactions or relationships exist that would disqualify any of the individuals who then served as a director under the rules of the NASDAQ Stock Market, or require disclosure under SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2010 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees(1)	$60,400	$7,650
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$60,400	$7,650
______________________
(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q and private placement offering/registration statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm.  The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2011 and 2010.

The Audit Committee assesses requests for services by the independent registered public accounting firm using several factors.  The Audit Committee will consider whether such services are consistent with the Public Company Accounting Oversight Board’s and SEC’s rules on auditor independence.  In addition, the Audit Committee will determine whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service based upon the members’ familiarity with the Company’s business, people, culture, accounting systems, risk profile and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.

Report of the Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting process.  The Audit Committee’s function is more fully described in its charter, which can be found on the Company’s website at www.ante5oil.com.  The Committee reviews the charter on an annual basis.  The Board of Directors has determined that each member of the Committee is independent in accordance with the NASDAQ Global Market’s requirements for independent directors.  The Board of Directors has also determined that Benjamin Oehler qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.  Management has the primary responsibility for the financial statements and reporting process.  The independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the fairness of the audited financial statements based on the audit conducted in accordance with the standards of the Public Company Accounting Oversight Board.

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

•	Reviewed and discussed the audited financial statements for the year ended December 31, 2011 with management and the independent registered public accounting firm, the Company’s independent auditors;

•
Discussed with the independent registered public accounting firm the matters required to be discussed by SAS 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
Received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Morris Goldfarb

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1
Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc., dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-12G Registration Statement filed with the Securities and Exchange Commission by Ante5, Inc. on April 23, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-12G Registration Statement filed with the Securities and Exchange Commission by Ante5, Inc. on April 23, 2010)

4.1	Ante5, Inc. 2010 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Ante5, Inc. March 31, 2011)

4.2	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 31, 2011)

4.3	Ante5, Inc. 2010 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Ante5, Inc. on March 26, 2012)

9.1
Voting Agreement between Ante5, Inc. and Twin City Technical, LLC, dated November 15, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

9.2
Voting Agreement between Ante5, Inc. and Irish Oil & Gas, Inc., dated November 15, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

9.3
Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1
Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2
Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.),  Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3
Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4
Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5
Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on October 13, 2010)

10.6
Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 4, 2011)

10.7
Addendum, dated March 15, 2011, to the Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 22, 2011)

10.8
Asset Purchase Agreement, dated April 27, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 4, 2011)

10.9
Revolving Credit and Security Agreement, dated May 2, 2011, by and among Ante5, Inc., the several lenders named therein and Prenante5, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 5, 2011)

10.10
Form of Warrant issued in connection with the credit facility (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 5, 2011)

10.11
Securities Purchase Agreement, dated July 26, 2011, by and among Ante5, Inc. and the several Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.12
Registration Rights Agreement, dated July 26, 2011, by and among Ante5, Inc. and the persons named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.13	Form of Investors’ Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.14	Form of Agents’ Warrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.15
Form of Indemnification Agreement entered into with Bradley Berman, Morris Goldfarb, Benjamin Oehler, Joshua Wert, James Moe and Steven Lipscomb (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 10, 2011)

10.16
Asset Purchase Agreement, dated August 9, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 11, 2011)

10.17
Amendment No. 1 to Revolving Credit and Security Agreement, dated October 26, 2011 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2011)

10.18
Asset Purchase Agreement, dated March 21, 2012, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 26, 2012)

23.1*	Consent of Ryder Scott Company, LP.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

99.1*	Report of Ryder Scott Company, L.P.

101*	Interactive Data Files

_________________ * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	ANTE5, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of Ante5, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Ken DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2011 (the “Annual Report”) of Ante5, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Kenneth DeCubellis	Dated: March 30, 2012
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Moe	Dated: March 30, 2012
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Bradley Berman	Dated: March 30, 2012
Bradley Berman, Director

By: /s/ Morris Goldfarb	Dated: March 30, 2012
Morris Goldfarb, Director

By: /s/ Benjamin Oehler	Dated: March 30, 2012
Benjamin Oehler, Director