Form 10-Q
period 2012-03-31
Black Ridge Oil & Gas, Inc.
filed 2012-05-15
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-53952

(Formerly Ante5, Inc.)
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

The number of shares of registrant’s common stock outstanding as of May 14, 2012 was 47,979,990.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)
CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,458,575	$1,401,141
Accounts receivable	423,667	673,003
Other current assets	94,062	92,648
Current portion of contingent consideration receivable	2,103,000	2,309,752
Total current assets	4,079,304	4,476,544

Contingent consideration receivable, net of current portion and allowance of $878,650	3,698,569	3,698,850
Other assets	438,539	-
Total other assets	4,137,108	3,698,850

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	16,790,801	10,867,443
Unproved properties	13,951,164	13,236,057
Other property and equipment	82,148	78,489
Total property and equipment	30,824,113	24,181,989
Less, accumulated depreciation, amortization and depletion	(3,619,250)	(3,325,497)
Total property and equipment, net	27,204,863	20,856,492

Total assets	$35,421,275	$29,031,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,120,593	$2,820,936
Accounts payable, related parties	15,418	9,206
Accrued expenses	38,089	-
Royalties payable	290,079	300,431
Total current liabilities	7,464,179	3,130,573

Asset retirement obligations	29,443	3,900
Line of credit	2,000,000	-
Deferred tax liability	857,911	1,012,095

Total liabilities	10,351,533	4,146,568

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,402,965 shares issued and outstanding	47,403	47,403
Subscriptions payable, 577,025 shares	438,539	-
Additional paid-in capital	28,565,416	28,058,674
Accumulated (deficit)	(3,981,616)	(3,220,759)
Total stockholders' equity	25,069,742	24,885,318

Total liabilities and stockholders' equity	$35,421,275	$29,031,886

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Oil and gas sales	$666,206	$96,940

Operating expenses:
Production expenses	144,151	5,623
Production taxes	75,432	9,430
General and administrative	713,891	368,877
Depletion of oil and gas properties	286,903	36,148
Accretion of discount on asset retirement obligations	797	120
Depreciation and amortization	6,850	3,122
Total operating expenses	1,228,024	423,320

Net operating loss	(561,818)	(326,380)

Other income (expense):
Interest income	42	1,156
Interest (expense)	(353,265)	-
Total other income (expense)	(353,223)	1,156

Loss before provision for income taxes	(915,041)	(325,224)

Provision for income taxes	154,184	274,300

Net (loss)	$(760,857)	$(50,924)

Weighted average number of common shares outstanding - basic and fully diluted	47,402,965	37,839,900

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.00)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(760,857)	$(50,924)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion of oil and gas properties	286,903	36,148
Depreciation and amortization	6,850	3,122
Amortization of deferred financing costs	45,984	-
Accretion of discount on asset retirement obligations	797	120
Common stock warrants granted	228,888	-
Common stock warrants granted, related parties	40,393	-
Common stock options granted, related parties	237,461	133,099
Decrease (increase) in assets:
Accounts receivable	249,336	(84,881)
Other current assets	391,142	(134,358)
Contingent consideration receivable	207,033	60,908
Other assets	(438,539)	-
Increase (decrease) in liabilities:
Accounts payable	122,902	(40,026)
Accounts payable, related parties	6,212	-
Accrued expenses	38,089	(43,988)
Royalties payable	(10,352)	(3,045)
Deferred tax liability	(154,184)	(274,300)
Net cash provided by (used in) operating activities	498,058	(398,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and increases in oil and gas properties	(2,436,964)	(2,496,576)
Purchases of other property and equipment	(3,660)	(18,371)
Net cash used in investing activities	(2,440,624)	(2,514,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	2,000,000	-
Proceeds from the exercise of common stock options	-	7,800
Net cash provided by financing activities	2,000,000	7,800

NET CHANGE IN CASH	57,434	(2,905,272)
CASH AT BEGINNING OF PERIOD	1,401,141	8,577,610
CASH AT END OF PERIOD	$1,458,575	$5,672,338

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties paid subsequent to period-end	$6,598,905	$1,006,644
Deposits on purchase of oil and gas properties owed in common stock	$438,539	$-
Purchase of oil and gas properties through issuance of common stock	$-	$2,291,080
Capitalized asset retirement costs	$24,746	$-

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to trade its common stock on the OTC QB and OTC BB under the trading symbol “ANFC”.  Black Ridge Oil & Gas, Inc. (Formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Voyager Oil & Gas, Inc.), became effective.  We became a publicly traded company when our shares began trading on July 1, 2010.  Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana.  Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells.  We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis.  Occasionally we also purchase working interests in producing wells.

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

We commenced our oil and gas business in the fall of 2010.  Our goal is to deploy our capital to maximize our oil and gas production and reserves.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2011, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The Company follows the same accounting policies in the preparation of interim reports.

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

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

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

	March 31, 2012	December 31, 2011
Cash	$617,468	$474,314
Money market funds	841,107	926,827
Total	$1,458,575	$1,401,141

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations.  The Company had approximately $958,303 and $650,165 in excess of FDIC insured limits At March 31, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses in such accounts.

Deferred Financing Costs
Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of deferred financing costs at March 31, 2012, and December 31, 2011, was $52,984 and $-0-, respectively. Amortization of deferred financing costs charged to operations was $45,984 and $-0- for the three months ended March 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2012.  We depreciate our website development costs on a straight line basis over the useful life of the assets, which is currently three years.  We have recognized depreciation expense on these website costs of $4,465 and $-0- as of March 31, 2012 and 2011, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

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

Non-Oil & Gas Property and Equipment
Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-oil and gas long-lived assets.  Depreciation expense was $6,850 and $3,122 for the three months ended March 31, 2012 and 2011, respectively.

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

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool").  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Capitalized Certain Payroll and Other Internal Costs	$33,049	$52,789
Capitalized Interest Costs	-	-
Total	$33,049	$52,789

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

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

FASB ASC 310-40 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The Company considers the contingent consideration receivable received pursuant to a sale of substantially all of the assets of the Company, as received in the spin-off on April 16, 2010, to be accounted for in accordance with ASC 310-40.  As such, we test for impairment annually using the present value of expected future net cash flows.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three months ended March 31, 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010.  Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Common stock and stock options issued for services and compensation totaled $237,461 and $133,099 for the three months ended March 31, 2012 and 2011, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.  In addition, $269,281 and $-0- of warrants were amortized during the three months ended March 31, 2012 and 2011, respectively, pursuant to warrants granted in consideration for a line of credit facility.  The warrants are being amortized over the life of the loan, which was accelerated and terminated on April 12, 2012.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
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

Various taxing authorities periodically audit the Company’s income tax returns.  These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.  In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures.  A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved.  Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) has not yet undergone an examination by any taxing authorities.  The Company has indemnified Voyager Oil and Gas (Ante4), however, for any unrecognized liabilities which is limited to $2,500,000, and terminated on or about April 15, 2012, subject to customary exceptions from these limitations.  In July of 2011 the Internal Revenue Service completed an examination of federal income tax returns of Voyager Oil and Gas (Ante4) for the years ended January 3, 2010 and December 28, 2008.  As a result of the examination we reimbursed Voyager Oil and Gas for their payments of $11,417 of federal taxes and, based on the federal examination, amended state returns in California that totalled an additional $48,666 in state taxes.  In addition, we reimbursed Voyager Oil and Gas for their payments of an additional $37,903 in California payroll taxes related to an underpayment by Ante4 from 2010.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

Note 3 – Other Current Assets

As of March 31, 2012 and December 31, 2011 other current assets included the following:

	March 31, 2012	December 31, 2011
Deferred financing costs	$52,984	$52,049
Prepaid expenses	479,617	40,599
	$532,601	$92,648

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
Oil and gas properties, full cost method:
Evaluated costs	$16,790,801	$10,867,443
Unevaluated costs, not subject to amortization or ceiling test	13,951,164	13,236,057
	30,741,965	24,103,500
Other property and equipment	82,148	78,489
	30,824,113	24,181,989
Less: Accumulated depreciation, amortization and depletion	(3,619,250)	(3,325,497)
Total property and equipment, net	$27,204,863	$20,856,492

The following table shows depreciation, depletion, and amortization expense by type of asset:

	March 31, 2012	March 31, 2011
Depletion of costs for evaluated oil and gas properties	$286,903	$36,148
Depreciation and amortization of other property and equipment	6,850	3,122
Total depreciation, amortization and depletion	$293,753	$39,270

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2012 and 2011.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2012		March 31, 2011
	Gross	Net	Gross	Net

North Dakota	37	1.12	7	0.06

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  As of March 31, 2012 and 2011, our principal oil and gas assets included approximately 11,259 and 5,686 net acres, respectively, located in North Dakota.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Purchases of oil and gas properties and development costs for cash	$2,436,964	$2,496,576
Purchase of oil and gas properties paid subsequent to period-end	6,598,905	1,006,644
Prior year purchase of oil and gas properties paid in current year	(2,422,150)	-
Purchases of oil and gas properties through the issuance of common stock	-	2,291,080
Capitalized asset retirement costs	24,746	-
Total purchase and development costs, oil and gas properties	$6,638,465	$5,794,300

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Potential acquisitions subsequent to the three months ended March 31, 2012

On March 22, 2012, we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock were issued as a deposit on April 30, 2012, and were presented in other assets and as a subscription payable as of March 31, 2012 at the fair value of $438,539, based on the closing stock price on the date of the agreement.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.

Acquisitions during the three months ended March 31, 2012

On March 16, 2012, we purchased approximately 259 net acres of oil and gas properties in North Dakota from a total of nine different sellers.  In consideration for their assignment of these mineral leases, we paid the sellers a total of $131,210.

On February 14, 2012, we purchased approximately 543 net acres of oil and gas properties in North Dakota.  In consideration for the assignment of these mineral leases, we paid the seller a total of $944,096.

Acquisitions during the three months ended March 31, 2011

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

Note 6 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning Asset Retirement Obligation	$3,900	$-
Liabilities Incurred for New Wells Placed in Production	24,746	3,391
Accretion of Discount on Asset Retirement Obligations	797	509
Ending Asset Retirement Obligation	$29,443	$3,900

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 7 – Related Party

We sublease office space on a month to month basis where the lessor is an entity owned by our former CEO & current Chairman of the Board of Directors, Bradley Berman.  The sublease agreement was amended on April 30, 2012 to expand to occupy approximately 1,142 square feet of office space.  In accordance with this amendment, our lease term remains on a month-to-month basis with base rents of $1,142, plus common area maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and annual increases of $285 per month for each of the subsequent four year periods.  We have paid a total of $3,339 and $3,159 to this entity during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, we paid $-0- and $4,655 to an entity owned by our CEO, Bradley Berman for administrative services provided.  The Company no longer utilizes these related party administrative services.

Note 8 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc., now Black Ridge Oil & Gas, Inc. (the “Company”), as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction on November 2, 2009.  The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009.  This value was recorded on the balance sheet of Ante4.  In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010.  The following is a summary of the contingency consideration receivable and related royalties payable at March 31, 2012:

	Contingent Consideration Receivable	Royalties Payable	Net Contingent Consideration Receivable

Balance spun-off, April 16, 2010:	$7,532,985	$(415,000)	$7,117,985

Net royalties received and commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400

Net royalties received and commissions paid	(463,398)	23,169	(440,229)
Balance, December 31, 2011	6,008,602	(300,431)	5,708,171

Net royalties received and commissions paid	(207,033)	10,352	(196,681)
Balance, March 31, 2012	$5,801,569	$(290,079)	$5,511,490

The Company estimated its current portion of the contingent consideration receivable to be $2,103,000 based on the guaranteed minimum payment to us of $3 million, less payments previously received due on November 2, 2012.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 9 – Fair Value of Financial Instruments

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

Note 10 –Line of Credit

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”).  The facility provided $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position.  The facility terms stated it would be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time.  The facility set the minimum total draw at $500,000 and required the Company, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, stated that the Company has at least twelve months interest coverage on its balance sheet in cash.  We received our first draw of $2,000,000 on February 24, 2012, and subsequently repaid the balance plus accrued interest of $51,722 on April 12, 2012 when we terminated the line of credit, of which $38,000 was accrued as of March 31, 2012.

Interest expense totaled $353,265 and $-0- for the three months ended March 31, 2012 and 2011, respectively.  Interest expense consisted of $38,000 of accrued interest on our $2,000,000 draw from our PrenAnte5 Credit Agreement, and $315,265 of amortized finance charges related to obtaining this $10 million financing facility, including $269,281 of amortized warrant costs and $45,984 of amortized deferred financing costs for the three months ended March 31, 2012.

Note 11 – Changes in Stockholders’ Equity

Preferred Stock
The Company has 20,000,000 authorized shares of $0.001 par value preferred stock.  No shares have been issued to date.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Common Stock
The Company has 100,000,000 authorized shares of $0.001 par value common stock.

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

Increase in Capitalization
We intend to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 shares.  The number of our authorized shares of preferred stock will remain at 20,000,000.

Recent Issuances of Common Stock
On March 22, 2012, we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation (the “Sellers”), dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock were issued as a deposit on April 30, 2012, and were presented in other assets and as a subscription payable as of March 31, 2012 at the fair value of $438,539, based on the closing stock price on the date of the agreement.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.

Note 12 – Warrants and Options

Options Granted

We recognized a total of $237,461, and $133,099 of compensation expense during the three months ended March 31, 2012 and 2011, respectively, on common stock options issued to Officers and Directors during 2010 and 2011 that are being amortized over the implied service term, or vesting period, of the options.  The remaining unamortized balance of these options is $2,274,790 as of March 31, 2012.

Warrants Granted

We recognized a total of $228,888 and $-0- of finance expense during the three months ended March 31, 2012 and 2011, respectively, on common stock warrants issued to lenders during 2011 that are being amortized over the remaining life of the loan, which was accelerated as of an early termination date of April 12, 2012.  In addition, $40,393 and $-0- of finance expense from a related party was recognized during the three months ended March 31, 2012 and 2011, respectively, on common stock warrants issued to lenders during 2011 that are being amortized over the remaining life of the loan.  The remaining unamortized balance of these options is $35,507, including related party amounts of $5,326 as of March 31, 2012.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Options Exercised

No options were exercised during the three month period ending March 31, 2012.

Note 13 – Income Taxes

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

We currently estimate that our effective tax rate for the year ending December 31, 2012 will be approximately 39%.  Losses incurred during the period from April 9, 2011 (inception) to March 31, 2012 as well as any additional losses incurred during the remainder of 2012 could be used to offset future tax liabilities.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2012, net deferred tax assets were $4,797,854 after a valuation allowance applied to net deferred tax assets of approximately $584,387.  This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.  We have not provided any valuation allowance against our deferred tax liabilities.  As of March 31, 2012, the Company recognized net deferred tax liabilities totaling $5,655,765 related to income taxes on a net contingent consideration receivable resulting from the sale of assets to Party Gaming during 2009 as well income taxes related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before March 31, 2012.

Note 14 – Subsequent Events

Common Stock Issuances
On April 30, 2012, the Company issued 577,025 shares in satisfaction of a subscription payable granted on March 22, 2012 as part of a deposit on the possible purchase of certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota.  The purchase has not yet closed as of the date of this report.

Debt Financing
On April 4, 2012, the Company entered into a new Secured Revolving Credit Agreement with Dougherty Funding, LLC as Lender (the “Credit Facility”).  Under the terms of the Credit Facility, up to $10,000,000 maximum is available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there is a valid and enforceable Authorization for Expenditure and that are incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011 (the “Previous Credit Facility”).  Availability under the Credit Facility is subject to payoff of the Previous Credit Facility and release of liens thereunder and other conditions precedent.

Interest on the unpaid principal balance of the Credit Facility shall accrue and be payable monthly at the following per annum rates (i) unless, and except to the extent that, clause (ii) applies, 9.0%; and (ii) if the Company does not raise equity funds in excess of $10,000,0000 and if the then outstanding unpaid principal balance of the Credit Facility exceeds $5,000,000, 9.5% on such balance in excess of $5,000,000.  The Company must also pay the Lender quarterly a commitment fee in an amount equal to 0.25% of the average non-advanced line of credit for the previous quarter.

BLACK RIDGE OIL & GAS, INC.
(Formerly Ante5, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

The Credit Facility is secured by substantially all of the Company’s assets and has typical representations and warranties, covenants, and events of default, including, subject to certain exceptions, incurrence of additional indebtedness.  The Credit Agreement requires that the Company meet certain conditions to obtain additional advances under the Credit Facility, including providing certain documentation related to the Company’s oil and gas properties.  The Lender has the right to approve advances for properties which are not held by production.  In addition, the Company must maintain available cash and specified cash equivalents in an amount that is not less than the greater of (i) $300,000 and (ii) 12 months’ then-regularly scheduled payments of interest on the outstanding amount of advances.

The Credit Facility will mature on March 31, 2014.  The maturity date may be extended two times, each time for an additional one- year period, at the written request of the Company given to the Lender no earlier than sixty (60) days prior to the expiration of the then-existing maturity date provided that as of both the date of the Borrower’s written request and such then-existing maturity date, the Company meets specified conditions similar to those for initial draws under the Credit Facility and the Company pays to the Lender on the first business day of the extended period an extension fee in the amount of $100,000.

We took our fist draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 line of credit, including interest of $51,722.

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

Overview and Outlook

We are an oil and natural gas exploration and production company.  Our properties are located in North Dakota.  Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana.  As of March 31, 2012, we controlled the rights to mineral leases covering approximately 20,000 net acres for prospective drilling to the Bakken and/or Three Forks formations, including 8,655 net acres under contract.  Looking forward, we are pursuing the following objectives:

●	Acquire high-potential mineral leases;
●	Access appropriate capital markets to fund continued acreage acquisition and drilling activities;
●	Develop and maintain strategic industry relationships;
●	Attract and retain talented associates;
●	Operate a low overhead non-operator business model; and
●	Become a low cost producer of hydrocarbons.

We also inherited material interests from our former parent company prior to our spin off.  These historical interests relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes.  The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company.  We are entitled to royalty payments from that license agreement.  We manage our historical interests to monetize them.  Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc.  Our common stock is still currently traded on the OTCBB under the trading symbol “ANFC.”

Recent Developments

Acquisition

On March 22, 2012, we entered into an asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, which we collectively refer to as  the Sellers, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock were issued as a deposit on April 30, 2012, and were presented in other assets and as a subscription payable as of March 31, 2012 at the fair value of $438,539, based on the closing stock price on the date of the agreement.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.  Prior to this transaction, the Sellers and the Company have completed sales of mineral leases as reported from time to time in our Form 8-K reports filed with the Securities and Exchange Commission.

Name Change

Our Board of Directors approved changing the corporate name to Black Ridge Oil & Gas, Inc.  The name change became effective on April 2, 2012.  The Company’s common stock continues to trade on the OTCBB using the ticker symbol “ANFC”.

Increase in Capitalization

We intend to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 shares because we believe that for us to grow our business, increasing the number of authorized shares of common stock will allow us to acquire other businesses in the future or raise capital.  This may require us to issue a significant number of additional shares of our common stock.  The number of our authorized shares of preferred stock will remain at 20,000,000.  This action has been approved by our stock holders, and will become effective upon filing of an amendment to our certificate of Incorporation with Delaware Secretary of State’s office.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, we controlled approximately 20,000 net acres in the Williston Basin, including 8,655 net acres under contract.  In addition, the Company owned working interests in 50 gross wells representing 1.70 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Net Production:
Oil (Bbl)	7,621	1,161
Natural Gas (Mcf)	2,548	560
Barrel of Oil Equivalent (Boe)	8,046	1,254

Average Sales Prices:
Oil (per Bbl)	$85.43	$81.84
Effect of oil hedges on average price (per Bbl)	$-	$-
Oil net of hedging (per Bbl)	$85.43	$81.84
Natural Gas (per Mcf)	$5.94	$3.50
Effect of natural gas hedges on average price (per Mcf)	$-	$-
Natural gas net of hedging (per Mcf)	$5.94	$3.50

Average Production Costs:
Oil (per Bbl)	$18.60	$4.75
Natural Gas (per Mcf)	$0.93	$0.20
Barrel of Oil Equivalent (Boe)	$17.92	$4.48

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three months ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Depletion of oil and natural gas properties	$286,903	$36,148

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2012 and 2011, respectively.  A net well represents our percentage ownership of a gross well.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2012		March 31, 2011
	Gross	Net	Gross	Net

North Dakota	37	1.12	7	0.06

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of March 31, 2012.  The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	March 31, 2012		March 31, 2011
	Gross	Net	Gross	Net
North Dakota
Bakken and Three Forks Trends	6	0.28	7	0.49

Results of Operations for the Three Months Ended March 31, 2012 and 2011.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2012 and 2011, respectively.

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	Increase / (Decrease)

Oil and gas sales	$666,206	$96,940	$569,266

Operating expenses:
Production expenses	144,151	5,623	138,528
Production taxes	75,432	9,430	66,002
General and administrative	713,891	368,877	345,014
Depletion of oil and gas properties	286,903	36,148	250,755
Accretion of discount on asset retirement obligations	797	120	677
Depreciation and amortization	6,850	3,122	3,728
Total operating expenses:	1,228,024	423,320	804,704

Net operating loss	(561,818)	(326,380)	235,438

Total other income (expense)	(353,223)	1,156	354,379

Loss before provision for income taxes	(915,041)	(325,224)	589,817

Provision for income taxes	154,184	274,300	(120,116)

Net (loss)	$(760,857)	$(50,924)	$709,933

Revenues:

We recognized $666,206 in revenues from sales of crude oil and natural gas for the three months ended March 31, 2012 compared to revenues of $96,940 for the three months ended March 31, 2011, an increase of $569,266, or 587%.  These revenues are due to the drilling and development of producing wells.  We had 37 gross producing wells as of March 31, 2012, and an additional 13 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 7 gross producing wells, and an additional 10 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of March 31, 2011.  In late September of 2011 one of the wells in which we hold a larger interest experienced pump failure.  The operator restarted production on this well in November of 2011.  The well continued operating at less than the pump jack’s full capacity through the three months ended March 31, 2012.

Expenses:

Production expenses and taxes

Our production expenses of $144,151 and production taxes of $75,432 for the three months ended March 31, 2012, and $5,623 and $9,430 for the three months ended March 31, 2011, are comprised of certain production costs involved in the development of producing reserves in the Bakken formation.  Combined, they represent approximately 33% and 16% of the oil and gas sales for the three months ended March 31, 2012 and 2011, respectively.  Our production expenses and taxes are greater than the comparative period due to our rapid expansion and increased acreage holdings.  The expenses during the three months ended March 31, 2011 are greater than expected primarily as a result of transportation costs in the Bakken region due to congestion and delays in transporting the disposal of byproducts in the drilling process, in addition, we believe the well that is responsible for the majority of these additional costs is not currently producing at the pump jack’s full capacity.  We anticipate these additional costs related to well water disposal will dissipate in the future as additional waste treatment facilities are opened.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012 were $713,891, compared to $368,877 for the three months ended March 31, 2011, an increase of $345,014, or 94%.  Our increase in general and administrative expenses was primarily due to increased compensation as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  We recognized depletion expense of $286,903 for the three months ended March 31, 2012, compared to $36,148 for the three months ended March 31, 2011, an increase of $250,755, or 694%.  The increase was due primarily due to our expansion and acquisitions of oil & gas properties during 2011.

Depreciation

Depreciation expense for the three months ended March 31, 2012 was $6,850, compared to $3,122 for the three months ended March 31, 2011, an increase of $3,728, or 119%.  The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in 2011.  We anticipate quarterly depreciation of approximately $7,000 during 2012 due primarily to additional depreciation on capitalized websites.

Net operating loss

The net operating loss for the three months ended March 31, 2012 was $561,818, compared to $326,380 for the three months ended March 31, 2011, an increase of $235,438, or 72%.  Our net operating loss consisted primarily of oil & gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business.

Other income and (expenses)

Other income and (expenses) for the three months ended March 31, 2012 was ($353,223), compared to $1,156 for the three months ended March 31, 2011, a decrease of $354,379.  The net other income and (expenses) for the three months ended March 31, 2012 consisted of $42 of interest income earned on money market accounts, $353,265 of interest expense, consisting of $38,000 of accrued interest on our $2,000,000 draw from our PrenAnte5 Credit Agreement, and $315,265 of amortized finance charges related to obtaining this $10 million financing facility, including $269,281 of amortized warrant costs and $45,984 of amortized deferred financing costs for the three months ended March 31, 2012.  Amortization of these warrants and deferred financing costs were accelerated during the three months ended March 31, 2012 due to the termination of the PrenAnte5 credit facility on April 12, 2012.  Our net other income and (expenses) for the three months ended March 31, 2011 consisted of $1,156 of interest income earned on money market accounts.

Net loss

The net loss for the three months ended March 31, 2012 was $760,857, compared to $50,924 for the three months ended March 31, 2011, an increase of $709,933, or 1,394%.  Our net loss consisted primarily of oil & gas production costs, professional fees, officer salaries and amortization of warrants and deferred financing fees related to our PrenAnte5 credit facility, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations.  Our net loss increased primarily due to the accelerated amortization of warrant costs and deferred financing costs during the three months ended March 31, 2012 due to the termination of the PrenAnte5 credit facility on April 12, 2012, and our increased oil & gas operations during the three months ended March 31, 2012 compared to our relatively new oil & gas operations during the three months ended March 31, 2011.

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

Black Ridge Oil & Gas, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2012	2011
Net Loss	$(760,857)	$(50,924)

Add Back:
Interest Expense	353,265	-
Income Tax Provision	(154,184)	(274,300)
Depreciation, Depletion, and Amortization	293,753	39,270
Accretion of Abandonment Liability	797	120
Share Based Compensation	506,742	133,099

Adjusted EBITDA	$239,516	$(152,735)

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
Current Assets	$4,079,304	$4,476,544

Current Liabilities	$7,464,179	$3,130,573

Working Capital	$(3,384,875)	$1,345,971

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business.  As of March 31, 2012, we had negative working capital of $(3,384,875).

Revolving Credit Facility

On April 4, 2012, the Company entered into a new Secured Revolving Credit Agreement with Dougherty Funding LLC as Lender (the “Credit Facility”).  Under the terms of the Credit Facility, up to $10,000,000 maximum is available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there is a valid and enforceable Authorization for Expenditure and that are incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011 (the “Previous Credit Facility”).  Availability under the Credit Facility is subject to payoff of the Previous Credit Facility and release of liens thereunder and other conditions precedent.

Interest on the unpaid principal balance of the Credit Facility shall accrue and be payable monthly at the following per annum rates (i) unless, and except to the extent that, clause (ii) applies, 9.0%; and (ii) if the Company does not raise equity funds in excess of $10,000,000 and if the then outstanding unpaid principal balance of the Credit Facility exceeds $5,000,000, 9.5% on such balance in excess of $5,000,000.  The Company must also pay the Lender quarterly a commitment fee in an amount equal to 0.25% of the average non-advanced line of credit for the previous quarter.

The Credit Facility is secured by substantially all of the Company’s assets and has typical representations and warranties, covenants, and events of default, including, subject to certain exceptions, incurrence of additional indebtedness.  The Credit Agreement requires that the Company meet certain conditions to obtain additional advances under the Credit Facility, including providing certain documentation related to the Company’s oil and gas properties.  The Lender has the right to approve advances for properties which are not held by production.  In addition, the Company must maintain available cash and specified cash equivalents in an amount that is not less than the greater of (i) $300,000 and (ii) 12 months’ then-regularly scheduled payments of interest on the outstanding amount of advances.

The Credit Facility will mature on March 31, 2014.  The maturity date may be extended two times, each time for an additional one- year period, at the written request of the Company given to the Lender no earlier than sixty (60) days prior to the expiration of the then-existing maturity date provided that (i) as of both the date of the Borrower’s written request and such then-existing maturity date, the Company meets specified conditions similar to those for initial draws under the Credit Facility and the Company pays to the Lender on the first business day of the extended period an extension fee in the amount of $100,000.

We took our fist draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 line of credit, including interest of $51,722.

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

As of March 31, 2012, our balance of cash and cash equivalents was $1,458,575.  Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales, is through sale of shares of our common stock, third party financing, and/or traditional bank financing.  We will specifically need to raise additional debt or equity financing in order to execute a subsequent purchase of certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock were issued as a deposit on April 30, 2012, and were presented in other assets and as a subscription payable as of March 31, 2012 at the fair value of $438,539, based on the closing stock price on the date of the agreement.  The closing of the purchase and sale of the assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the asset purchase agreement, but no later than June 1, 2012, unless the Sellers and us mutually agree in writing to extend the closing date.  Among other things, closing is conditioned on the Company having obtained sufficient capital to pay the cash portion of the purchase price.  We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them.  Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name.  There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd.

Off-Balance Sheet Arrangements

In connection with the transfer of the WPT and other assets to us, we assumed certain liabilities of Ante4 relating to the previous WPT business.  We also agreed to indemnify Ante4 and related individuals from (a) liabilities and expenses relating to operations of Ante4 prior to the effective date of the merger between Ante4 and Plains Energy Investments, Inc., (b) operation or ownership of Ante5’s assets after the merger effective date, and (c) certain tax liabilities of Ante4. Our obligation to indemnify Ante4 for operations before the merger and such tax liabilities is limited to $2.5 million in the aggregate and terminated on or about April 15, 2012, subject to customary exceptions from these limitations.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

BLACK RIDGE OIL & GAS, INC.

Dated: May 15, 2012	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)