Form 10-Q/A
period 2012-03-31
Black Ridge Oil & Gas, Inc.
filed 2012-05-18
CIK 1490161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to correct the disclosures identified below, filed with the SEC on May 15, 2012. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Part I, Item 2, as amended.

Item 2 of our Form 10-Q filed on May 15, 2012 is amended and restated to correct the Non-GAAP Financial Measures, Adjusted EBITDA table information included in such filing.  Except as described above, we have not modified or updated other disclosures presented in our Form 10-Q filed on May 15, 2012.  This Amendment merely corrects disclosures previously made.  The correction of the disclosures does not have any impact on our financial statements. This Amendment does not amend, update or change the financial statement or any other disclosures in the Form 10-Q filed on May 15, 2012 and does not reflect events occurring after May 15, 2012. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q filed on May 15, 2012.

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

Black Ridge Oil & Gas, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2012	2011
Net Loss	$(760,857)	$(50,924)

Add Back:
Interest Expense, excluding amortization of warrant based financing costs	83,984	-
Income Tax Provision	(154,184)	(274,300)
Depreciation, Depletion, and Amortization	293,753	39,270
Accretion of Abandonment Liability	797	120
Share Based Compensation	506,742	133,099

Adjusted EBITDA	$(29,765)	$(152,735)

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
Current Assets	$4,079,304	$4,476,544

Current Liabilities	$7,464,179	$3,130,573

Working Capital	$(3,384,875)	$1,345,971

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

PART II - OTHER INFORMATION

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

BLACK RIDGE OIL & GAS, INC.

Dated: May 18, 2012	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 18, 2012	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)