Form 10-Q
period 2012-06-30
Black Ridge Oil & Gas, Inc.
filed 2012-08-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

The number of shares of registrant’s common stock outstanding as of August 13, 2012 was 47,979,990.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$872,332	$1,401,141
Accounts receivable	1,236,622	673,003
Prepaid expenses	93,051	40,599
Current portion of contingent consideration receivable	2,136,000	2,309,752
Total current assets	4,338,005	4,424,495

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	25,335,616	10,867,443
Unproved properties	12,839,032	13,236,057
Other property and equipment	85,917	78,489
Total property and equipment	38,260,565	24,181,989
Less, accumulated depreciation, amortization and depletion	(4,152,696)	(3,325,497)
Total property and equipment, net	34,107,869	20,856,492

Contingent consideration receivable, net of current portion and allowance of $878,650	3,536,603	3,698,850
Debt issuance costs	267,408	52,049
Total other assets	3,804,011	3,750,899

Total assets	$42,249,885	$29,031,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,731,626	$2,820,936
Accounts payable, related party	–	9,206
Royalties payable, related party	283,631	300,431
Total current liabilities	11,015,257	3,130,573

Asset retirement obligations	54,593	3,900
Revolving credit facilities	5,825,000	–
Deferred tax liability	630,530	1,012,095

Total liabilities	17,525,380	4,146,568

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,979,990 and 47,402,965 shares issued and outstanding, respectively	47,980	47,403
Additional paid-in capital	29,275,586	28,058,674
Accumulated (deficit)	(4,599,061)	(3,220,759)
Total stockholders' equity	24,724,505	24,885,318

Total liabilities and stockholders' equity	$42,249,885	$29,031,886

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Oil and gas sales	$1,380,524	$250,590	$2,046,730	$347,530

Operating expenses:
Production expenses	121,732	11,352	265,883	16,975
Production taxes	158,378	27,573	233,810	37,003
General and administrative	1,237,883	489,109	1,951,774	857,986
Depletion of oil and gas properties	527,712	68,382	814,615	104,530
Accretion of discount on asset retirement obligations	1,208	146	2,005	266
Depreciation and amortization	5,734	2,960	12,584	6,082
Total operating expenses	2,052,647	599,522	3,280,671	1,022,842

Net operating (loss)	(672,123)	(348,932)	(1,233,941)	(675,312)

Other income (expense):
Interest income	200	256	242	1,412
Interest (expense)	(172,903)	(25,490)	(526,168)	(25,490)
Loss on disposal of equipment	–	(1,061)	–	(1,061)
Indemnification expenses	–	(97,986)	–	(97,986)
Total other income (expense)	(172,703)	(124,281)	(525,926)	(123,125)

Loss before provision for income taxes	(844,826)	(473,213)	(1,759,867)	(798,437)

Provision for income taxes	227,381	57,900	381,565	332,200

Net (loss)	$(617,445)	$(415,313)	$(1,378,302)	$(466,237)

Weighted average number of common shares outstanding - basic and fully diluted	47,789,762	40,505,760	47,596,363	39,180,194

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,378,302)	$(466,237)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depletion of oil and gas properties	814,615	104,530
Depreciation and amortization	12,584	6,082
Amortization of debt issuance costs	80,463	3,718
Accretion of discount on asset retirement obligations	2,005	266
Loss on disposal of equipment	–	1,061
Common stock issued for terminated oil and gas acquisition	438,539	–
Common stock warrants	259,069	18,506
Common stock warrants, related parties	45,719	3,266
Common stock options, related parties	474,162	312,262
Decrease (increase) in assets:
Accounts receivable	(563,619)	(242,611)
Prepaid expenses	(52,452)	(95,816)
Contingent consideration receivable	335,999	85,343
Increase (decrease) in liabilities:
Accounts payable	44,749	(76,732)
Accounts payable, related party	(9,206)	145,939
Accrued expenses	–	(47,267)
Royalties payable, related party	(16,800)	(4,319)
Deferred tax liability	(381,565)	(332,200)
Net cash provided by (used in) operating activities	105,960	(584,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	736,625	–
Purchases of oil and gas properties and development capital expenditures	(6,893,144)	(5,665,533)
Purchases of other property and equipment	(7,428)	(40,533)
Net cash used in investing activities	(6,163,947)	(5,706,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities	7,825,000	–
Repayments on revolving credit facilities	(2,000,000)	–
Debt issuance costs paid	(295,822)	(66,921)
Proceeds from the exercise of stock options	–	15,600
Net cash provided by (used in) financing activities	5,529,178	(51,321)

NET CHANGE IN CASH	(528,809)	(6,341,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,401,141	8,577,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$872,332	$2,236,014

SUPPLEMENTAL INFORMATION:
Interest paid	$140,917	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties accrued within accounts payable	$10,288,091	$3,697,835
Purchase of oil and gas properties through issuance of common stock	$–	$4,940,269
Capitalized asset retirement costs	$48,688	$3,074

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

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Reclassifications

In the current year, the Company separately classified debt issuance costs in the Balance Sheets. For comparative purposes, amounts in the prior year have been reclassified to conform to current year presentation.

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

	June 30, 2012	December 31, 2011
Cash	$355,416	$474,314
Money market funds	516,916	926,827
Total	$872,332	$1,401,141

Cash in Excess of FDIC and SIPC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $369,332 and $650,165 in excess of FDIC and SIPC insured limits at June 30, 2012 and December 31, 2011, respectively. The Company has not experienced any losses in such accounts.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at June 30, 2012, and December 31, 2011, was $267,408 and $52,049, respectively. Amortization of debt issuance costs charged to interest expense was $80,463 and $3,718 for the six months ended June 30, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

We have capitalized a total of $56,660 of website development costs from inception through June 30, 2012. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $9,187 and $-0- for the six months ended June 30, 2012 and 2011, respectively.

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

Non-Oil and Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $12,584 and $6,082 for the six months ended June 30, 2012 and 2011, respectively.

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

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the six months ended June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30, 2012	For the Six Month Ended June 30, 2011
Capitalized Certain Payroll and Other Internal Costs	$66,098	$105,578
Capitalized Interest Costs	–	–
Total	$66,098	$105,578

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock and stock options issued for services and compensation totaled $912,701 and $312,262 for the six months ended June 30, 2012 and 2011, respectively, including $438,539 and $-0-, respectively, of common stock valued at the fair market value based on the Company’s closing trading price on the date of grant, and $474,162 and $312,262, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $304,788 and $21,772 of warrants were amortized during the six months ended June 30, 2012 and 2011, respectively, pursuant to warrants granted in consideration for a revolving credit facility. The warrants are being amortized over the life of the loan, which was accelerated and terminated on April 12, 2012.

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

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) has not yet undergone an examination by any taxing authorities. The Company had indemnified Voyager Oil and Gas (Ante4), however, for any unrecognized liabilities which was limited to $2,500,000, and terminated on or about April 15, 2012, subject to customary exceptions from these limitations. In July of 2011 the Internal Revenue Service completed an examination of federal income tax returns of Voyager Oil and Gas (Ante4) for the years ended January 3, 2010 and December 28, 2008. As a result of the examination we reimbursed Voyager Oil and Gas for their payments of $11,417 of federal taxes and, based on the federal examination, amended state returns in California that totalled an additional $48,666 in state taxes. In addition, we reimbursed Voyager Oil and Gas for their payments of an additional $37,903 in California payroll taxes related to an underpayment by Ante4 from 2010.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 3 – Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
Oil and gas properties, full cost method:
Evaluated costs	$25,335,616	$10,867,443
Unevaluated costs, not subject to amortization or ceiling test	12,839,032	13,236,057
	38,174,648	24,103,500
Other property and equipment	85,917	78,489
	38,260,565	24,181,989
Less: Accumulated depreciation, amortization and depletion	(4,152,696)	(3,325,497)
Total property and equipment, net	$34,107,869	$20,856,492

The following table shows depreciation, depletion, and amortization expense by type of asset:

	June 30, 2012	June 30, 2011
Depletion of costs for evaluated oil and gas properties	$814,615	$104,530
Depreciation and amortization of other property and equipment	12,584	6,082
Total depreciation, amortization and depletion	$827,199	$110,612

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at June 30, 2012 and 2011. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were drilling, awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2012		June 30, 2011
	Gross	Net	Gross	Net
North Dakota	48	1.83	11	0.45

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 30, 2012 and 2011, our principal oil and gas assets included approximately 11,213 and 9,600 net acres, respectively, located in North Dakota.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the six months ended June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Purchases of oil and gas properties and development costs for cash	$6,893,144	$5,665,533
Purchase of oil and gas properties paid subsequent to period-end	10,288,091	3,697,835
Prior year purchase of oil and gas properties paid in current year	(2,422,150)	–
Purchases of oil and gas properties through the issuance of common stock	–	4,940,269
Capitalized asset retirement costs	48,688	3,074
Total purchase and development costs, oil and gas properties	$14,807,773	$14,306,711

Acquisitions during the six months ended June 30, 2012

On various dates during the six months ended June 30, 2012, we purchased approximately 978 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the seller a total of approximately $1,291,113. Of these acquisitions, 110 acres acquired on February 14, 2012 were acquired from the State of North Dakota. The operator of this well has filed a lawsuit against the state challenging the state’s ownership in these mineral rights. As a result, we have not capitalized any Authorization for Expenditure costs (“AFE”) or recognized any sales from this well. In the event the operator is successful in their litigation with the state, the state is required to refund our original purchase price for the lease.

2012 Divestitures

On various dates during the six months ended June 30, 2012, we sold a total of approximately 221 net acres at an average of $3,329 per acre for total proceeds of $736,625. No gain or loss was recorded pursuant to the sale.

Acquisitions during the six months ended June 30, 2011

On May 5, 2011, we closed an asset purchase agreement under which the Company acquired Sellers’ right, title, and interest in and to certain oil and gas mineral leases located in the Williston Basin in Dunn County, North Dakota covering a total of approximately 3,837 net acres. At the closing, the Company tendered a total of $2,685,900 of cash and delivered 2,302,200 shares of the Company’s common stock to the Sellers.

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

On April 5, 2011, we acquired 116 net acres of oil and gas mineral leases located in the Williston Basin in Dunn County, North Dakota. At the closing, the Company tendered a total of $145,025 of cash and delivered 55,689 shares of the Company’s common stock to the Sellers.

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

2011 Divestitures

There were no divestitures during the six months ended June 30, 2011.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning Asset Retirement Obligation	$3,900	$–
Liabilities Incurred for New Wells Placed in Production	48,688	3,391
Accretion of Discount on Asset Retirement Obligations	2,005	509
Ending Asset Retirement Obligation	$54,593	$3,900

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Related Party

On June 1, 2012, our Board of Directors appointed our former CEO, Steven Lipscomb as Vice President.

We sublease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was amended on April 30, 2012 to expand to occupy approximately 1,142 square feet of office space. In accordance with this amendment, our lease term remains on a month-to-month basis, provided that either party provide 90 day notice to terminate the lease, with base rents of $1,142, plus common area maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and annual increases of $285 per month for each of the subsequent four year periods. We have paid a total of $10,844 and $6,647 to this entity during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, we paid $-0- and $8,633 to an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman for administrative services provided, of which $3,451 remained unpaid and reported within accounts payable on the balance sheet as of June 30, 2011. The Company no longer utilizes these related party administrative services.

Note 7 – Contingent Consideration Receivable

As a result of a transaction between Ante4, Inc. (Ante4”) and Peerless Media Ltd. (“Buyer”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”), Ante5, Inc., now Black Ridge Oil & Gas, Inc. (the “Company”), as a result of the spin-off on April 16, 2010, is entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of the Buyer generated by Ante4’s former business and assets that were sold to Buyer in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Buyer has guaranteed a minimum payment to us of $3 million for such revenue over the three-year period following the closing of the Transaction on November 2, 2009. The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009. This value was recorded on the balance sheet of Ante4. In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010. The following is a summary of the contingency consideration receivable and related royalties payable at June 30, 2012:

	Contingent Consideration Receivable	Royalties Payable	Net Contingent Consideration Receivable
Balance spun-off, April 16, 2010:	$7,532,985	$(415,000)	$7,117,985

Net royalties received and commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400

Net royalties received and commissions paid	(463,398)	23,169	(440,229)
Balance, December 31, 2011	6,008,602	(300,431)	5,708,171

Net royalties received and commissions paid	(335,999)	16,800	(319,199)
Balance, June 30, 2012	$5,672,603	$(283,631)	$5,388,972

The Company estimated its current portion of the contingent consideration receivable to be $2,136,000 based on the guaranteed minimum payment to us of $3 million, less payments previously received due on November 2, 2012 and estimated royalties thereafter based on historical receipts.

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

Note 9 –Revolving Credit Facilities

PrenAnte5, LLC Revolving credit facility

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”). The facility provided $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position. The facility terms stated it would be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time. The facility set the minimum total draw at $500,000 and required the Company, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, stated that the Company has at least twelve months interest coverage on its balance sheet in cash. We received our first draw of $2,000,000 on February 24, 2012, and subsequently repaid the balance plus accrued interest of $51,722 on April 12, 2012 when we terminated the revolving credit facility.

Dougherty Funding, LLC Revolving credit facility

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

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Interest on the unpaid principal balance of the Credit Facility shall accrue and be payable monthly at the following per annum rates (i) unless, and except to the extent that, clause (ii) applies, 9.0%; and (ii) if the Company does not raise equity funds in excess of $10,000,000 and if the then outstanding unpaid principal balance of the Credit Facility exceeds $5,000,000, 9.5% on such balance in excess of $5,000,000. The Company must also pay the Lender quarterly a commitment fee in an amount equal to 0.25% of the average non-advanced revolving credit facility for the previous quarter.

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

We took our fist draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 revolving credit facility, including interest of $51,722. On May 22, 2012, we drew another $3,375,000 to fund continued exploration and drilling activities. In addition, we drew another $1,450,000 subsequent to the balance sheet date on July 17, 2012. We have an additional $2,725,000 available to us under this revolving credit facility.

Revolving credit facility consisted of the following as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
PrenAnte5, LLC Revolving Credit Facility	$–	$–

Dougherty Funding, LLC Revolving Credit Facility	5,825,000	–

Total revolving credit facility	5,825,000	–
Less: current portion	–	–
Revolving credit facility, less current portion	$5,825,000	$–

The following presents components of interest expense by instrument type at June 30, 2012 and 2011, respectively:

	June 30, 2012	June 30, 2011
PrenAnte5 Revolving Credit Facility, interest	$51,722	$–
PrenAnte5 Revolving Credit Facility, finance charges	52,049	3,718
PrenAnte5 Revolving Credit Facility, warrant costs	304,788	21,772
Dougherty Revolving Credit Facility, interest	89,195	–
Dougherty Revolving Credit Facility, finance charges	28,414	–
	$526,168	$25,490

BLACK RIDGE OIL & GAS, INC.

(Formerly Ante5, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Changes in Stockholders’ Equity

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

Recent Issuances of Common Stock

On April 30, 2012, the Company issued 577,025 shares of common stock in satisfaction of a subscription payable granted on March 22, 2012 as part of a deposit on the purchase of certain oil and gas mineral leases, which was subsequently terminated on June 1, 2012. The shares were non-refundable in the event that we decided not to close the purchase. As a result, the $438,839 fair value of the shares was expensed on June 1, 2012 and is presented within general and administrative expense in our condensed statements of operations.

Note 11 – Warrants and Options

Options

We recognized a total of $474,162, and $325,628 of compensation expense during the six months ended June 30, 2012 and 2011, respectively, on common stock options issued to employees and directors during 2010 and 2011 that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $2,038,089 as of June 30, 2012.

Warrants

We recognized a total of $304,788 and $21,772 of finance expense during the six months ended June 30, 2012 and 2011, respectively, on common stock warrants issued to lenders during 2011, including related party amounts of $45,719 and $3,266 during the six months ended June 30, 2012 and 2011, respectively. The warrants were being amortized over the remaining life of the loan, which was accelerated as of an early termination date of April 12, 2012. The remaining unamortized balance of these warrants is $-0- as of June 30, 2012.

Options Exercised

No options were exercised during the six month period ending June 30, 2012.

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

We currently estimate that our effective tax rate for the year ending December 31, 2012 will be approximately 38%. Losses incurred during the period from April 9, 2010 (inception) to June 30, 2012 as well as any additional losses incurred during the remainder of 2012 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2012, net deferred tax assets were $7,419,820 after a valuation allowance of approximately $681,315 was applied to net deferred tax assets. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of June 30, 2012, the Company recognized deferred tax liabilities totaling $8,050,350 related to income taxes on a net contingent consideration receivable resulting from the sale of assets to Party Gaming during 2009 as well income taxes related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before June 30, 2012.

Note 13 – Subsequent Events

Subsequent to June 30, 2012, we granted a total of 300,000 common stock options to two new employees. The options vest annually over five years beginning on the first anniversary of the grants and are exercisable until the tenth anniversary of the grants at exercise prices from $0.28 to $0.40 per share.

On July 9, 2012, we formed a wholly-owned subsidiary in the state of Nevada called Poker Interest, LLC. Commensurate with the formation of this entity we assigned all rights and obligations obtained pursuant to an Asset Purchase Agreement, dated August 24, 2009 from Peerless Media Ltd. to this newly formed entity.

On July 17, 2012, we drew another $1,450,000 on our Dougherty Revolving Credit Facility to fund continued exploration and drilling activities.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

—	volatility or decline of our stock price;
—	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
—	we are subject to certain contingent liabilities of our former parent company, and we have an indemnification obligation for certain liabilities, if any, that our former parent company may incur to a third party arising from pre-spin-off operations;
—	potential fluctuation in quarterly results;
—	our failure to earn revenues or to monetize claims that we have for payments owed to us;
—	material defaults on monetary obligations owed us, resulting in unexpected losses;
—	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
—	unavailability of oil and gas prospects to acquire;
—	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
—	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
—	drilling of dry holes;
—	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
—	dissipation of existing assets and failure to acquire or grow a new business;
—	lower royalty income than anticipated or the absence of royalty income due to default or for other reasons;
—	litigation, disputes and legal claims involving outside parties;
—	risks related to our ability to be listed on a national securities exchange and meeting listing requirements.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of June 30, 2012, we controlled the rights to mineral leases covering approximately 11,213 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

—	acquire high-potential mineral leases;

—	access appropriate capital markets to fund continued acreage acquisition and drilling activities;

—	develop and maintain strategic industry relationships;

—	attract and retain talented associates;

—	operate a low overhead non-operator business model; and

—	become a low cost producer of hydrocarbons.

We also inherited material interests from our former parent company prior to our spin off. These historical interests relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes. The primary historical gaming asset is our license agreement with a subsidiary of PartyGaming, PLC, an international online casino gaming company. We are entitled to royalty payments from that license agreement. We manage our historical interests to monetize them. On July 9, 2012, we formed a wholly-owned subsidiary in the state of Nevada called Poker Interest, LLC. Commensurate with the formation of this entity we assigned all rights and obligations obtained pursuant to an Asset Purchase Agreement, dated August 24, 2009 from Peerless Media Ltd. to this newly formed entity. Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still currently traded on the OTCBB under the trading symbol “ANFC.”

Recent Developments

Name Change

Our Board of Directors approved changing the corporate name to Black Ridge Oil & Gas, Inc. The name change became effective on April 2, 2012. The Company’s common stock continues to trade on the OTCBB using the ticker symbol “ANFC”.

Increase in Capitalization

We intend to amend our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000 shares because we believe that for us to grow our business, increasing the number of authorized shares of common stock will allow us to acquire other businesses in the future or raise capital. This may require us to issue a significant number of additional shares of our common stock. The number of our authorized shares of preferred stock will remain at 20,000,000. This action has been approved by our stock holders, and will become effective upon filing of an amendment to our certificate of Incorporation.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we controlled approximately 11,213 net acres in the Bakken and Three Forks formations. In addition, the Company owned working interests in 59 gross wells representing 2.23 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Net Production:
Oil (Bbl)	24,786	3,740
Natural Gas (Mcf)	4,650	721
Barrel of Oil Equivalent (Boe)	25,561	3,860

Average Sales Prices:
Oil (per Bbl)	$81.51	$91.98
Effect of oil hedges on average price (per Bbl)	$–	$–
Oil net of hedging (per Bbl)	$81.51	$91.98
Natural Gas (per Mcf)	$5.66	$4.95
Effect of natural gas hedges on average price (per Mcf)	$–	$–
Natural gas net of hedging (per Mcf)	$5.66	$4.95

Average Production Costs:
Oil (per Bbl)	$10.62	$4.49
Natural Gas (per Mcf)	$0.58	$0.28
Barrel of Oil Equivalent (Boe)	$10.40	$4.40

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the six months ended June 30, 2012 and 2011, respectively.

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Depletion of oil and natural gas properties	$814,615	$104,530

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at June 30, 2012 and 2011, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2012		June 30, 2011
	Gross	Net	Gross	Net

North Dakota	48	1.83	11	0.45

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of June 30, 2012. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	June 30, 2012		June 30, 2011
	Gross	Net	Gross	Net
North Dakota
Bakken and Three Forks Trends	2	0.07	5	0.10

Results of Operations for the Three Months Ended June 30, 2012 and 2011.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2012 and 2011, respectively.

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	Increase/ (Decrease)

Oil and gas sales	$1,380,524	$250,590	$1,129,934

Operating expenses:
Production expenses	121,732	11,352	110,380
Production taxes	158,378	27,573	130,805
General and administrative	1,237,883	489,109	748,774
Depletion of oil and gas properties	527,712	68,382	459,330
Accretion of discount on asset retirement obligations	1,208	146	1,062
Depreciation and amortization	5,734	2,960	2,774
Total operating expenses:	2,052,647	599,522	1,453,125

Net operating loss	(672,123)	(348,932)	323,191

Total other income (expense)	(172,703)	(124,281)	48,422

Loss before provision for income taxes	(844,826)	(473,213)	371,613

Provision for income taxes	227,381	57,900	169,481

Net (loss)	$(617,445)	$(415,313)	$202,132

Revenues:

We recognized $1,380,524 in revenues from sales of crude oil and natural gas for the three months ended June 30, 2012 compared to revenues of $250,590 for the three months ended June 30, 2011, an increase of $1,129,934, or 451%. These revenues are due to the drilling and development of producing wells. We had 48 gross producing wells as of June 30, 2012, and an additional 11 gross wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 11 gross producing wells, and an additional 13 gross wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of June 30, 2011.

The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% WI interest in the Dahl Federal 2-15H well that spud on March 7, 2012. The operator of the well informed us that they have filed a lawsuit against the state challenging the state’s ownership of these mineral rights. We have signed an Authorization for Expenditure (“AFE”) for the well and the operator has agreed to retroactively honor the AFE if they are not successful in their litigation with the State. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. The well started production on May 21, 2012. Had we recognized the revenue from this well we would have recorded approximately an additional $137,000 in Oil and Gas sales for the three months ended June 30, 2012. In the event the operator is successful in their litigation with the state, the state is required to refund the Company the cost to purchase the lease.

Expenses:

Production expenses and taxes

Our production expenses of $121,732 and production taxes of $158,378 for the three months ended June 30, 2012, and $11,352 and $27,573 for the three months ended June 30, 2011, are comprised of certain production costs involved in the development of producing reserves in the Bakken formation. Combined, they represent approximately 20% and 16% of the oil and gas sales for the three months ended June 30, 2012 and 2011, respectively. Our production expenses and taxes are greater than the comparative period due to our rapid expansion and increased acreage holdings.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012 were $1,237,883, compared to $489,109 for the three months ended June 30, 2011, an increase of $748,774, or 153%. Our increase in general and administrative expenses was primarily due to a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete. The acquisition agreement was terminated in June of 2012. The Company also incurred increased compensation and professional fees as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $527,712 for the three months ended June 30, 2012, compared to $68,382 for the three months ended June 30, 2011, an increase of $459,330, or 672%. The increase was due primarily due to our expansion and acquisitions of oil and gas properties during 2011 and into 2012.

Depreciation

Depreciation expense for the three months ended June 30, 2012 was $5,734, compared to $2,960 for the three months ended June 30, 2011, an increase of $2,774, or 94%. The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in the latter half of 2011. We anticipate quarterly depreciation of approximately $6,000 during 2012 due primarily to additional depreciation on capitalized websites.

Net operating loss

The net operating loss for the three months ended June 30, 2012 was $672,123, compared to $348,932 for the three months ended June 30, 2011, an increase of $323,191, or 93%. Our net operating loss consisted primarily of oil and gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business, in addition to a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete.

Other income and (expenses)

Other income and (expenses) for the three months ended June 30, 2012 was ($172,703), compared to ($124,281) for the three months ended June 30, 2011, an increase of $48,422, or 39%. The net other income and (expenses) for the three months ended June 30, 2012 consisted of $200 of interest income earned on money market accounts, ($172,903) of interest expense, consisting of ($55,294) of interest and finance charges on our $2,000,000 draw from our former PrenAnte5 Credit Agreement, including ($13,722) of interest, ($35,507) of amortized warrant costs related to obtaining this $10 million financing facility and ($6,065) of amortized debt issuance costs for the three months ended June 30, 2012; and ($117,609) of interest expense, consisting of ($89,195) of interest and ($28,414) of amortized debt issuance costs on our $5,825,000 of draws on our Dougherty Funding, LLC Credit Agreement for the three months ended June 30, 2012. Amortization of the warrants and debt issuance costs on the PrenAnte5 Credit Agreement were accelerated due to the Company’s repayment and voluntary termination of the revolving credit facility on April 12, 2012. Our net other income and (expenses) for the three months ended June 30, 2011 consisted of $256 of interest income earned on money market accounts, ($25,490) of interest expense, consisting of ($21,772) of expenses incurred on amortized warrant costs related to obtaining the PrenAnte5 financing facility, as well as, ($3,718) of amortized debt issuance costs related to obtaining the PrenAnte5 revolving credit and security agreement. We also incurred a loss of ($1,061) on the disposal of assets, and ($97,686) of indemnification expenses related to payments made pursuant to previously unidentified tax obligations prior to our spin-off on April 16, 2010.

Net loss

The net loss for the three months ended June 30, 2012 was $617,445, compared to $415,313 for the three months ended June 30, 2011, an increase of $202,132, or 49%. Our net loss consisted primarily of oil and gas production costs, professional fees, officer salaries and amortization of warrants and debt issuance fees related to our credit facilities, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations. Our net loss increased primarily due to a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete, and our increased oil and gas operations during the three months ended June 30, 2012 compared to our relatively new oil and gas operations during the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 and 2011.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2012 and 2011, respectively.

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	Increase/ (Decrease)

Oil and gas sales	$2,046,730	$347,530	$1,699,200

Operating expenses:
Production expenses	265,883	16,975	248,908
Production taxes	233,810	37,003	196,807
General and administrative	1,951,774	857,986	1,093,788
Depletion of oil and gas properties	814,615	104,530	710,085
Accretion of discount on asset retirement obligations	2,005	266	1,739
Depreciation and amortization	12,584	6,082	6,502
Total operating expenses:	3,280,671	1,022,842	2,257,829

Net operating loss	(1,233,941)	(675,312)	558,629

Total other income (expense)	(525,926)	(123,125)	402,801

Loss before provision for income taxes	(1,759,867)	(798,437)	961,430

Provision for income taxes	381,565	332,200	49,365

Net (loss)	$(1,378,302)	$(466,237)	$912,065

Revenues:

We recognized $2,046,730 in revenues from sales of crude oil and natural gas for the six months ended June 30, 2012 compared to revenues of $347,530 for the six months ended June 30, 2011, an increase of $1,699,200, or 489%. These revenues are due to the drilling and development of producing wells. We had 48 gross producing wells as of June 30, 2012, and an additional 11 gross wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 11 gross producing wells, and an additional 13 gross wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of June 30, 2011.

The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% WI interest in the Dahl Federal 2-15H well that spud on March 7, 2012. The operator of the well informed us that they have filed a lawsuit against the state challenging the state’s ownership of these mineral rights. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if they are not successful in their litigation with the State. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. The well started production on May 21, 2012. Had we recognized the revenue from this well we would have recorded approximately an additional $137,000 in Oil and Gas sales for the six months ended June 30, 2012.

Expenses:

Production expenses and taxes

Our production expenses of $265,883 and production taxes of $233,810 for the six months ended June 30, 2012, and $16,975 and $37,003 for the six months ended June 30, 2011, are comprised of certain production costs involved in the development of producing reserves in the Bakken formation. Combined, they represent approximately 24% and 16% of the oil and gas sales for the six months ended June 30, 2012 and 2011, respectively. Our production expenses and taxes are greater than the comparative period due to our rapid expansion and increased acreage holdings. The expenses during the six months ended June 30, 2012 are greater than expected primarily as a result of transportation costs in the Bakken region due to congestion and delays in transporting the disposal of byproducts in the drilling process. In addition, we believe the well that is responsible for the majority of these additional costs is not currently producing at the pump jack’s full capacity. We anticipate these additional costs related to well water disposal will dissipate in the future as additional waste treatment facilities are opened.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2012 were $1,951,774, compared to $857,986 for the six months ended June 30, 2011, an increase of $1,093,788, or 127%. Our increase in general and administrative expenses was primarily due to increased compensation and professional fees as a result of hiring additional employees and professionals needed to support our expanding operations as we grew our oil and gas operations, along with a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete. The acquisition agreement was terminated in June of 2012.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $814,615 for the six months ended June 30, 2012, compared to $104,530 for the six months ended June 30, 2011, an increase of $710,085, or 679%. The increase was due primarily due to our expansion and acquisitions of oil and gas properties during 2011 and into 2012.

Depreciation

Depreciation expense for the six months ended June 30, 2012 was $12,584, compared to $6,082 for the six months ended June 30, 2011, an increase of $6,502, or 107%. The increased depreciation expense was due to the additional depreciation associated with the purchase of office equipment in the latter half of 2011. We anticipate quarterly depreciation of approximately $6,000 during 2012 due primarily to additional depreciation on capitalized websites.

Net operating loss

The net operating loss for the six months ended June 30, 2012 was $1,233,941, compared to $675,312 for the six months ended June 30, 2011, an increase of $558,629, or 83%. Our net operating loss consisted primarily of oil and gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business, in addition to a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete.

Other income and (expenses)

Other income and (expenses) for the six months ended June 30, 2012 was ($525,926), compared to ($123,125) for the six months ended June 30, 2011, an increase of $402,801, or 327%. The net other income and (expenses) for the six months ended June 30, 2012 consisted of $242 of interest income earned on money market accounts, ($526,168) of interest expense, consisting of ($408,559) of interest and finance charges on our $2,000,000 draw from our former PrenAnte5 Credit Agreement, including ($51,722) of interest expense, ($304,788) of amortized warrant costs related to obtaining this $10 million financing facility and ($52,049) of amortized debt issuance costs for the six months ended June 30, 2012; and ($117,609) of interest expense, consisting of ($89,195) of interest and ($28,414) of amortized debt issuance costs on our $5,825,000 of draws on our Dougherty Funding, LLC Credit Agreement for the six months ended June 30, 2012. Amortization of the warrants and debt issuance costs on the PrenAnte5 Credit Agreement were accelerated due to the Company’s repayment and voluntary termination of the revolving credit facility on April 12, 2012. Our net other income and (expenses) for the six months ended June 30, 2011 consisted of $1,412 of interest income earned on money market accounts, ($25,490) of interest expense, consisting of ($21,772) of expenses incurred on amortized warrant costs related to obtaining the PrenAnte5 financing facility, as well as, ($3,718) of amortized debt issuance costs related to obtaining the PrenAnte5 revolving credit and security agreement. We also incurred a loss of ($1,061) on the disposal of assets, and ($97,686) of indemnification expenses related to payments made pursuant to previously unidentified tax obligations prior to our spin-off on April 16, 2010.

Net loss

The net loss for the six months ended June 30, 2012 was $1,378,302, compared to $466,237 for the six months ended June 30, 2011, an increase of $912,065, or 196%. Our net loss consisted primarily of oil and gas production costs, professional fees, officer salaries and amortization of warrants and debt issuance fees related to our credit facilities, netted against our oil and gas income and change in provision for income taxes, as we aggressively expanded our oil and gas operations. Our net loss increased primarily due to a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete, and our increased oil and gas operations during the six months ended June 30, 2012 compared to our relatively new oil and gas operations during the six months ended June 30, 2011.

Adjusted EBITDA

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, and (v) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements. We believe this measure is useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted EBITDA results provide useful information to both management and investors by excluding certain expenses that our management believes are not indicative of our core operating results. Although we use adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted EBITDA to Net Income, GAAP, is included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(617,445)	$(415,313)	$(1,378,302)	$(466,237)
Add Back:
Interest Expense, net, excluding amortization of warrant based financing costs	137,196	3,462	221,138	2,306
Income Tax Provision	(227,381)	(57,900)	(381,565)	(332,200)
Depreciation, Depletion, and Amortization	533,446	71,342	827,199	110,612
Accretion of Abandonment Liability	1,208	146	2,005	266
Common stock issued for terminated oil and gas acquisition	438,539	–	438,539	–
Share Based Compensation	272,208	200,935	778,950	334,034

Adjusted EBITDA	$537,771	$(197,328)	$507,964	$(351,219)

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
Current Assets	$4,338,005	$4,424,495

Current Liabilities	$11,015,257	$3,130,573

Working Capital	$(6,677,252)	$1,293,922

While we have raised capital to meet our working capital and financing needs in the past, additional financing will be required in order to meet our current and projected cash requirements for the operation of our oil and gas business. As of June 30, 2012, we had negative working capital of $(6,677,252).

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

Interest on the unpaid principal balance of the Credit Facility shall accrue and be payable monthly at the following per annum rates (i) unless, and except to the extent that, clause (ii) applies, 9.0%; and (ii) if the Company does not raise equity funds in excess of $10,000,000 and if the then outstanding unpaid principal balance of the Credit Facility exceeds $5,000,000, 9.5% on such balance in excess of $5,000,000. The Company must also pay the Lender quarterly a commitment fee in an amount equal to 0.25% of the average non-advanced revolving credit facility for the previous quarter.

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

We took our fist draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 revolving credit facility, including interest of $51,722, and took our second draw of $3,375,000 on May 22, 2012 and used the proceeds to pay for development of oil and gas properties.

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

As of June 30, 2012, our balance of cash and cash equivalents was $872,332. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales, is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We may realize proceeds from our Royalty Stream payable to us by Peerless Media, Ltd. or from our lawsuit against Deloitte Touche, although we are not currently relying on those revenue sources because of our disputes with them. Furthermore, royalties in excess of the minimum guarantee on the Royalty Stream are contingent on revenues earned by Peerless Media under the World Poker Tour brand name. There is no assurance as to whether, or when, we will be paid royalties under our agreement with Peerless Media, Ltd.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 30, 2012, the Company issued 577,025 shares of common stock in satisfaction of a subscription payable granted on March 22, 2012 as part of a deposit on the purchase of certain oil and gas mineral leases, which was subsequently terminated on June 1, 2012. The shares were non-refundable in the event that we decided not to close the purchase. As a result, the $438,839 fair value of the shares was expensed on June 1, 2012 and is presented within general and administrative expense in our condensed statements of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: August 14, 2012	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis,
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2012	By:	/s/James A. Moe
James A. Moe,
Chief Financial Officer (Principal Financial Officer)

