Form 10-K
period 2012-12-31
Black Ridge Oil & Gas, Inc.
filed 2013-03-28
CIK 1490161

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

Commission file number 000-53952

(Formerly Ante5, Inc.)

(Name of registrant as in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	|_|	Accelerated filer	|_|
Non-accelerated filer (Do not check if a smaller reporting company)	|_|	Smaller reporting company	|X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $20,053,907 as of June 30, 2012 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,979,990 shares outstanding of the registrant’s common stock as of March 27, 2013.

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

i

ii

PART I

ITEM 1. BUSINESS

Overview

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2012, we controlled the rights to mineral leases covering approximately 12,256 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

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

Recent Developments

Peerless/ElectraWorks Settlement

We inherited assets from our former parent company prior to our spin off. These historical assets relate to our former parent company’s business as WPT Enterprises, Inc., when it created internationally branded products through the development, production and marketing of televised programming based on gaming themes. The primary historical gaming asset was our license agreement with Peerless Media, Ltd. (“Peerless”) and ElectraWorks, Ltd. (“ElectraWorks”), subsidiaries of PartyGaming, PLC (collectively “PartyGaming”), an international online casino gaming company. On July 9, 2012, we formed a wholly-owned subsidiary in the state of Nevada called Poker Interest, LLC. Commensurate with the formation of this entity we assigned all rights and obligations obtained pursuant to an Asset Purchase Agreement, dated August 24, 2009 from Peerless to this newly formed entity. On September 27, 2012, the Company entered into a settlement agreement with Peerless/ElectraWorks to settle claims regarding their performance under the license agreement. Under the settlement agreement Peerless/ElectraWorks has paid the Company $11.0 million in two installments of $5.5 million on October 30, 2012 and December 17, 2012, and is obligated to pay the Company another $2.5 million on or before December 31, 2013. In addition, Peerless/ElectraWorks will make payments to the Company upon certain contingencies related to the passage of federal or state legislation permitting real money online poker and Peerless/ElectraWorks or one of their affiliates obtaining such a license. The maximum amount of these contingent payments is $6.5 million with the amount determined based on how such legislation is enacted. Under the settlement agreement the Company has released its rights to the royalty stream and no further payments are due from Peerless/ElectraWorks other than those set forth in the settlement agreement.

The Company has paid attorneys’ fees of $1.84 million as well as various costs out of the Peerless /Electra settlement proceeds and is obligated to pay an additional $160,000 in attorneys’ fee upon receipt of the remaining $2.5 million due from Peerless/ElectraWorks. In addition, as a result of an incentive arrangement with the Company’s former President, Chief Executive Officer and Secretary, Steve Lipscomb that was approved by WPT Enterprises, Inc.’s Board of Directors in February 2009, Mr. Lipscomb is receiving 5% of the settlement payments, net of attorneys’ fees and other costs as such amounts are received by the Company.

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

Reincorporation into Nevada

We completed a reincorporation into the state of Nevada on December 10, 2012. Our Board approved resolutions authorizing the Company to reincorporate into Nevada. Our stockholders also approved the reincorporation by written consent.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of March 15, 2013, we controlled approximately 12,971 net acres in the Williston Basin. In addition, the Company owned working interests in 91 gross wells representing 3.20 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

We control some properties in which we may have control of the drilling unit. We currently anticipate selling or trading some or all of our interest in these properties in order to relinquish controlling interest to an operator capable of developing the properties.

Through alliances we have with partners on the ground in the Williston Basin region, we believe that we are able to create value through opportunistic acreage acquisitions. We believe our business model enhances our ability to identify and acquire high value acreage in the rapidly expanding Bakken and Three Forks trends. Because we purchase smaller interests in multiple drilling units, we are able to diversify our risk across numerous wells. We believe that our prospective success revolves around our ability to acquire mineral leases and participate in drilling activities by virtue of our ownership of such rights and through the relationships we have developed with our operating partners.

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

We believe we create value through selectively targeting acquisition of acreage positions with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses.

Our proven oil and gas reserves were 2.4 million barrel of oil equivalents (BOE’s) as of December 31, 2012 and 0.5 million barrel of oil equivalents (BOE’s) as of December 31, 2011.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage. We are generally a minority working interest owner in our wells. We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We will assess each drilling opportunity on a case-by-case basis going forward. We will participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas and other factors. In 2011 we participated in the drilling of all new wells that included any of our acreage. In 2012 we participated in the drilling of all new wells that included any of our acreage with the exception of two gross wells totaling 0.02 net wells. At present time, we expect to participate in the majority of the wells proposed to us, but will decline drilling opportunities that we believe will not meet our return criteria over a long-term horizon.

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

In general, our lease agreements stipulate three to five year terms including extension options. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled, or production is established, depending on the lease terms, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced. Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. In the event a lease is not developed prior to lease expiration, the Company completes an economic evaluation of the expiring lease and makes a strategic decision to exercise an available option, attempt to extend the lease, or allow it to expire.  As a result of these evaluations and taking into consideration other acquisition opportunities available to the Company, we anticipate some of our leases will expire prior to being held by production.  We did not have any leases expire in 2012.

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

On April 17, 2012, the EPA finalized rules originally proposed in 2011 establishing new air emission controls for oil and natural gas production and natural gas processing operations. The EPA’s rule package includes standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program to require disclosure of chemicals used in the hydraulic fracturing process.

Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act, or NEPA, establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process. The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

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

Employees

We currently have five full time employees: our chief executive officer, chief financial officer, vice president of land, corporate controller and a staff accountant. Our chief executive officer, Kenneth DeCubellis, is responsible for all material policy-making decisions, with the support of James Moe, our chief financial officer. As drilling and production activities continue to increase, we may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and reservoir engineering. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305. Our office space consists of approximately 1,142 square feet leased pursuant to a lease agreement that commenced on May 1, 2012 on a month to month basis. The owner of the building in which we are located is a company wholly owned by our chairman of the board of directors.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into geographic areas given the fact that all of our production activities occur within the Williston Basin in North Dakota and Montana.

Available Information – Reports to Security Holders

Our website address is www.blackridgeoil.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We also post to our website our Audit Committee Charter and our Code of Ethics, in addition to all pertinent company contact information.

ITEM 1A. Risk Factors

Risks Related to our Business

As a non-operator, our development of successful operations relies extensively on third-parties who, if not successful, could have a material adverse effect on our results of operation.

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

The ongoing credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on potential future crude oil hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection. We believe we will need additional capital and financing to fund our future land acquisitions and drilling. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

We may be unable to obtain the additional capital that we need to implement our business plan, which could restrict our ability to grow.

We have entered into a $20 million revolving credit facility (of which $16.5 million is currently available) secured by substantially all of our assets, but that credit facility may not be available to us if we are not in compliance with its terms and conditions. We had drawn a net $5,748,844 as of December 31, 2012 and had no additional draws through March 15, 2013. We will require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital or financing if and when required, or upon terms that are acceptable to us. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow. We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We also expect to seek equity financing to finance our expected drilling and completion costs. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

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

We have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries. We began to generate revenues from operations during 2011, and have incurred operating losses since our inception in April 2010. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including: our ability to raise adequate working capital; success of our development and exploration; demand for natural gas and crude oil; the level of our competition; our ability to attract and maintain key management and employees; and our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs. To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or crude oil.

We are highly dependent on Kenneth DeCubellis, our chief executive officer, and our other executive officer and employees. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon (1) the continued contributions of Kenneth DeCubellis, our chief executive officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of James Moe, our chief financial officer, and (2) on our ability to retain and attract experienced engineers, geoscientists and other technical and professional consultants. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

Our lack of diversification will increase the risk of an investment in our company, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the crude oil and natural gas industry in a limited number of properties, primarily in North Dakota and Montana. Larger companies have the ability to manage their risk by diversification. We lack diversification in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. If we do not diversify our operations, our financial condition and results of operations could deteriorate.

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

The crude oil and natural gas industry is highly competitive. Other crude oil and natural gas companies may seek to acquire crude oil and natural gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition is increasingly intense as commodity prices of crude oil have continued to remain at levels that make oil and gas production in our area of operation viable. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

We have a history of losses which may continue and negatively impact our ability to achieve our business objectives.

We had net income of $4,911,410 in the fiscal year ended December 31, 2012, however before settlement income, net of settlement expenses and related income taxes, the Company had a loss of approximately $1,444,485 (see Item 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures). We incurred net losses of $2,482,255 for the fiscal year ended December 31, 2011. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the oil and natural gas industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to expand our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

Downward adjustments in our proved reserve estimates and lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. We recognized a ceiling test write-down of $2.4 million for the year ended December 31, 2011 due to a downward adjustment in our proved reserve estimate primarily associated with an adjustment to one well in which we own a large percentage. The Company incurred an impairment charge primarily due to this well’s substantially reduced production levels since resuming production. We did not incur a ceiling test write-down for the year ended December 31, 2012. We may recognize additional write-downs in the future if commodity prices decline or if we experience substantial downward adjustments to our estimated proved reserves.

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

The recent worldwide financial and credit crisis reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets led to a worldwide economic recession. The slowdown in economic activity caused by future similar recessions could reduce worldwide demand for energy resulting in lower crude oil and natural gas prices and restrict our access to liquidity and credit. Lower crude oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of crude oil and natural gas that we can produce economically, potentially lowering our reserves. A substantial or extended decline in crude oil or natural gas prices may result in impairments of our proved crude oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures; we will be required to reduce spending or borrow to cover any such shortfall. Lower crude oil and natural gas prices may also reduce our ability to borrow or obtain credit to finance our operations.

Drilling for and producing crude oil and natural gas are high risk activities with many uncertainties and may not be commercially successful, and the advanced technologies we use cannot eliminate exploration risk.

Our future success will depend on the success of our development, production and exploration activities. Our crude oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable crude oil or natural gas production. These risks are more acute in the early stages of exploration. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Our expenditures on exploration may not result in new discoveries of crude oil or natural gas in commercially viable quantities. Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data. Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations. Further, many factors may curtail, delay or cancel drilling, including the following:

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

There are risks associated with the drilling of crude oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others. The occurrence of any of these events could significantly increase our costs or reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We may seek to maintain insurance (including insurance maintained by our industry operators) with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Crude oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

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

Hydraulic fracturing using fluids other than diesel is currently exempt from regulation under the federal Safe Drinking Water Act, but opponents of hydraulic fracturing have called for further study of the technique’s environmental effects and, in some cases, a moratorium on the use of the technique. Several bills have been offered in Congress that, if implemented, would subject all hydraulic fracturing to regulation under the Safe Drinking Water Act and require disclosure of materials used in the hydraulic fracturing process. Congress has also directed the EPA’s Office of Research and Development (ORD) to investigate the possible relationships between hydraulic fracturing and drinking water. The Study of the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources: Progress Report was published in December 2012, but the information gathered to date cannot be used to draw scientific conclusions. Technical workshops and roundtables are scheduled for 2013, and a draft report of study results is expected in late 2014. Further, under the federal Clean Water Act, the EPA is currently developing standards for treating wastewater produced by natural gas extraction from underground shale formations. The EPA plans to publish a proposed rule in 2014. Several states are considering legislation to regulate hydraulic fracturing practices, including restrictions on its use in environmentally sensitive areas. Some municipalities have significantly limited or prohibited drilling activities, or are considering doing so.

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

As of December 31, 2012, we had options for 4,149,001 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan. Our 2012 Amended and Restated Stock Incentive Plan permits us to issue up to 7,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 4,463,375 shares of our common stock may be issued upon the exercise of warrants held by certain of our stockholders. If the stockholders exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

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

As set forth in our information statement, filed with the SEC on March 26, 2012, our Board and shareholders have approved a reverse split of up to 1:10; we may in the future undergo a reverse stock split. After completion of such a reverse split, the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio. In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock. There is no assurance that the reverse stock split will allow us to meet the listing requirements of a national exchange. If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Executive Offices

Our executive offices are located at 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305. We lease 1,142 square feet pursuant to a lease agreement that commenced on May 1, 2012 on a month-to-month basis. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and increases of $24 per month for each of the subsequent four year periods. The owner of the building in which we are located is a company wholly owned by our chairman of the board of directors.

Leasehold Properties

As of December 31, 2012, the Company controls approximately 12,256 net acres all in the Bakken and Three Forks trends in North Dakota and Montana. The leases we control have an initial minimum term of three years.

Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by state and resource play at December 31, 2012. Net acreage represents our percentage ownership of gross acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	15,200	2,886	26,549	9,263	41,749	12,149
Montana	–	–	320	107	320	107
Total:	15,200	2,886	26,869	9,370	42,069	12,256

Recent Acreage Acquisitions

In 2012, we acquired leasehold interests covering an aggregate of approximately 2,306 net mineral acres in our key prospect areas for an average of $1,409 per net acre.

Recent Divestitures

In 2012, we sold leasehold interests covering an aggregate of approximately 506 net mineral acres in our key prospect areas for an average of $3,741 per net acre. The proceeds of the sales were applied to reduce the capitalized costs of oil and gas properties.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2012 that will expire over the next three fiscal years unless production is established within the spacing units covering the acreage prior to the expiration dates:

							Expiring 2016
	Expiring 2013		Expiring 2014		Expiring 2015		and Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
North Dakota	11,229	2,090	10,805	4,656	3,697	1,425	1,766	1,011
Montana	–	–	–	–	320	107	–	–
Total:	11,229	2,090	10,805	4,656	4,017	1,532	1,766	1,011

Of the net acres that expire in 2013, 2014 and 2015, we have 161, 7, and 250 acres, respectively, which are under a well that is currently completed, awaiting completion, drilling, preparing to drill or permitted.

In addition, of the remaining undeveloped acreage leases that expire in 2013, 2014 and 2015, there are 1,483, 2,741 and 207 acres, respectively, in which we have options to extend the lease.

During 2012, we had no leases expire.

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2012 and 2011. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2012		December 31, 2011
	Gross	Net	Gross	Net
North Dakota	66	2.30	24	0.68
Total:	66	2.30	24	0.68

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of December 31, 2012 and 2011. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	December 31, 2012		December 31, 2011
	Gross	Net	Gross	Net
North Dakota:	1	0.02	5	0.23
Total:	1	0.02	5	0.23

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Drilling and Other Exploratory and Development Activities

Production History

The following table presents information about our produced oil and gas volumes during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011 we were selling oil and natural gas from a total of 66 gross wells (approximately 2.30 net wells) and 24 gross wells (approximately 0.68 net wells), respectively. All data presented below is derived from accrued revenue and production volumes for the relevant period indicated. We entered into the oil & gas industry in October of 2010.

	Year Ended December 31,
	2012	2011
Net Production:
Oil (Bbl)	71,307	21,545
Natural Gas (Mcf)	15,756	6,473
Barrel of Oil Equivalent (Boe)	73,933	22,624

Average Sales Prices:
Oil (per Bbl)	$83.27	$86.91
Effect of oil hedges on average price (per Bbl)	$–	$–
Oil net of hedging (per Bbl)	$83.27	$86.91
Natural Gas (per Mcf)	$5.39	$6.97
Effect of natural gas hedges on average price (per Mcf)	$–	$–
Natural gas net of hedging (per Mcf)	$5.39	$6.97

Average Production Costs:
Oil (per Bbl)	$9.00	$24.39
Natural Gas (per Mcf)	$0.51	$0.37
Barrel of Oil Equivalent (Boe)	$8.79	$23.33

Reserves

We completed our most recent reserve calculations as of December 31, 2012.

Preparation of our reserve report is outlined in our Sarbanes-Oxley Act Section 404 internal control procedures. Our procedures require that our reserve report be prepared by a third-party registered independent engineering firm at the end of every year based on information we provide to such engineer. For our year-end reports we utilized a contracted internal reserve engineer to aid in the preparation of our reserve estimates. Our internal reserve engineer holds a Bachelor of Science degree in Petroleum and Natural Gas Engineering from Pennsylvania State University and has over 35 years of experience in North America and International exploration and production activities. We accumulated historical production data for our wells, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, obtain updated authorizations for expenditure (“AFEs”) from our operations department and obtain geological and geophysical information from operators. This data is forwarded to our third-party engineering firm for review and calculation. Our Chief Executive Officer provides a final review of our reserve report and the assumptions relied upon in such report.

We have utilized Netherland, Sewell and Associates, Inc. (“NSAI”), an independent reservoir engineering firm, as our third-party engineering firm with the preparation of our December 31, 2012 reserve report. The selection of NSAI was approved by our Audit Committee. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The proved reserves tables below summarize our estimated proved reserves as of December 31, 2012, based upon reports prepared by NSAI. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.

In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

The reserves set forth in the NSAI report for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy. The estimates of the reserves, future production, and income attributable to properties are prepared using the economic software package PHDWin Petroleum Economic Evaluation Software, a copyrighted program of TRC Consultants, L.C.

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

The reserve data set forth in the NSAI report represents only estimates, and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

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

SEC Pricing Proved Reserves(1)

		Natural		Pre-Tax
	Crude Oil	Gas	Total	PV10%
	(barrels)	(Mcf)	(BOE)(2)	Value(3)
PDP Properties	452,595	340,160	509,288	15,352,200
PDNP Properties	–	–	–	–
PUD Properties	1,663,538	1,264,527	1,874,293	12,586,600
Total Proved Properties	2,116,133	1,604,687	2,383,581	27,938,800

(1)	The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2012 assuming a constant realized price of $84.36 per barrel of crude oil and a constant realized price of $6.69 per Mcf of natural gas. The values presented in both tables above were calculated by NSAI.

(2)	BOE are computed based on a conversion ratio of one BOE for each barrel of crude oil and one BOE for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(3)	Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our crude oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our crude oil and natural gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our crude oil and natural gas reserves. The pre-tax PV10% values of our Total Proved Properties in the tables above differ from the tables reconciling our pre-tax PV10% value on the following page of this Annual Report due to rounding differences in certain tables of NSAI’s reserve report.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Depletion of oil and natural gas properties	$2,443,482	$919,631

ITEM 3. LEGAL PROCEEDINGS

On September 27, 2012, the Company entered into a settlement agreement with Peerless/ElectraWorks to settle claims regarding their performance under the license agreement. Under the settlement agreement Peerless/ElectraWorks has paid the Company $11.0 million in two installments of $5.5 million on October 30, 2012 and December 17, 2012, and is obligated to pay the Company another $2.5 million payable on or before December 31, 2013. In addition, Peerless/ElectraWorks will make payments to the Company upon certain contingencies related to the passage of federal or state legislation permitting real money online poker and Peerless/ElectraWorks or one of their affiliates obtaining such a license. The maximum amount of these contingent payments is $6.5 million with the amount determined based on how such legislation is enacted. Under the settlement agreement the Company has released its rights to the royalty stream and no further payments are due from Peerless/ElectraWorks other than those set forth in the settlement agreement.

The Company has paid attorneys’ fees of $1.84 million as well as various costs out of the Peerless /Electra settlement proceeds and is obligated to pay an additional $160,000 in attorneys’ fee upon receipt of the remaining $2.5 million due from Peerless/ElectraWorks. In addition, as a result of an incentive arrangement with the Company’s former President, Chief Executive Officer and Secretary, Steve Lipscomb that was approved by WPT Enterprises, Inc.’s Board of Directors in February 2009, Mr. Lipscomb is receiving 5% of the settlement payments; net of attorneys’ fees and other costs as such amounts are received by the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTCBB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2012 and 2011 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2012
First Quarter	$0.95	$0.68
Second Quarter	$0.78	$0.35
Third Quarter	$0.50	$0.26
Fourth Quarter	$0.56	$0.32

Year Ended December 31, 2011
First Quarter	$1.73	$1.20
Second Quarter	$1.50	$0.91
Third Quarter	$1.30	$0.80
Fourth Quarter	$1.01	$0.60

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTC BB on March 15, 2013 was $0.63 per share.

As of March 15, 2013, there were approximately 1,937 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 15, 2013, there were approximately 47,979,990 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective March 2, 2012 the 2012 Amended and Restated Stock Incentive Plan was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, our 2012 Amended and Restated Stock Incentive Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding our 2012 Amended and Restated Stock Incentive Plan as of December 31, 2012:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

4,149,001	$0.58	3,290,999

For the fiscal years ended December 31, 2012 and 2011, we issued a total of 2,110,000 and 2,053,000 stock options, respectively, pursuant to our 2012 Amended and Restated Stock Incentive Plan. There were 2,122,999 and -0- options cancelled during the years ended December 31, 2012 and 2011, respectively. Included in the 2012 stock options issued and stock options cancelled, were stock options that certain officers and employees of the Company agreed to have cancelled in exchange for new stock option agreements. Under the new stock option agreements, covering 1,510,000 options, each optionee’s original number of stock options remained the same.

See Notes 3 and 11 to our audited financial statements included herein for additional information about our equity compensation plans.

Warrants

For the fiscal years ended December 31, 2012 and 2011, we issued a total of 585,000 and 3,878,375 warrants, respectively, to purchase shares of registered or unregistered common stock.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2012 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2012, we controlled the rights to mineral leases covering approximately 12,256 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

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

Overview of 2012 results

During 2012, we achieved the following financial and operating results:

▪	227% production growth compared to 2011;
▪	397% proved reserve growth compared to 2011;
▪	Participated in the completion of 42 gross (1.62 net) wells, with a 100% success rate in the Bakken and Three Forks plays;
▪	Continued expansion of our activities in the Bakken and Three Forks plays by growing production and continuing to prove and acquire additional acreage;
▪	Strengthened our balance sheet and liquidity attaining a debt to capitalization ratio of 26% at December 31, 2012;
▪	Monetized our legacy assets realizing net settlement income of $11.1 million and collecting $14.1 million of settlement proceeds, net of settlement expenses:
▪	Realized $0.9 million of cash flow from operating activities before net settlement proceeds; and
▪	Ended the year with stockholders’ equity of $31.6 million.

Operationally, our 2012 performance reflects a year of successfully executing our strategy of developing our acreage position and building a long-life reserve base. Our success enabled us to increase proved reserves by 1.9 million BOE, which is 26 times 2012 production. During 2012, production increased 227% to 73,933 BOE as compared to 2011 production of 22,624 BOE. The increase in 2012 production was driven by a 238% increase in producing net wells from 0.68 net wells at December 31, 2011 to 2.30 net wells at December 31, 2012.

Total revenues increased 214% in 2012 compared to 2011 driven by higher production and partially offset by a decrease in average realized prices on a BOE basis of 3.9% in 2012 compared to 2011. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties. The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity. Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test impairment increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. During the year ended December 31, 2012, we did not incur a ceiling test impairment. During the year ended December 31, 2011 we incurred a capitalized ceiling impairment charge of $2,392,742. No assurance can be given that we will not experience capitalized ceiling impairment charges in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

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

Revenue Recognition

We derive revenue primarily from the sale of the crude oil and natural gas from our interests in producing wells; hence our revenue recognition policy for these sales is significant. We recognize revenue from the sale of crude oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. Settlements for hydrocarbon sales can occur up to two months, or more, after the end of the month in which the crude oil, natural gas or other hydrocarbon products were produced. We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated. Differences are reflected in the accounting period that payments are received from the operator.

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

Fair Value of Financial Instruments

Our cash and cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. We do not expect that the adoption of this new standard will have a material impact to our financial statements.

Use of Estimates

In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our estimates of our proved crude oil and natural gas reserves, future development costs, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of certain investments, and deferred income taxes are or will be the most critical to our financial statements.

Results of Operations for the Years Ended December 31, 2012 and 2011.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Oil and gas sales	$6,022,540	$1,917,719

Operating expenses:
Production expenses	649,603	527,844
Production taxes	692,527	214,363
General and administrative	3,530,643	1,850,536
Depletion of oil and gas properties	2,443,482	919,631
Impairment of oil and gas properties	–	2,392,742
Accretion of discount on asset retirement obligations	4,557	509
Depreciation and amortization	24,206	14,043
Total operating expenses:	7,345,018	5,919,668

Net operating loss	(1,322,478)	(4,001,949)

Total other income (expense)	9,954,489	(161,211)

Income (loss) before provision for income taxes	8,632,011	(4,163,160)

Provision for income taxes	(3,720,601)	1,680,905

Net income (loss)	$4,911,410	$(2,482,255)

Revenues:

We recognized $6,022,540 in revenues from sales of crude oil and natural gas for the year ended December 31, 2012 compared to revenues of $1,917,719 for the year ended December 31, 2011, an increase of $4,104,821, or 214%. These revenues are due to the drilling and development of producing wells. We had 66 gross producing wells as of December 31, 2012, and an additional nine wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 24 gross producing wells, and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of December 31, 2011.

The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage.  We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. The well started production on May 21, 2012. Had we recognized the revenue from this well we would have recorded approximately an additional $468,000 in oil and gas sales for the year ended December 31, 2012. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Expenses:

Production expenses and taxes

Our production expenses of $649,603 and production taxes of $692,527 for the year ended December 31, 2012, and $527,844 and $214,363 for the year ended December 31, 2011, are comprised of certain production costs involved in the development of producing reserves in the Bakken formation. Combined, they represent approximately 22% and 39% of the oil and gas sales for the year ended December 31, 2012 and 2011, respectively. Our production expenses and taxes are greater in total than the comparative period due to our rapid expansion and increased acreage holdings. The expenses during the year ended December 31, 2011 were greater as a percentage of sales primarily as a result of one well that experienced high costs transporting and disposing well water throughout the last half of 2011 and continuing into the first quarter of 2012. The operator has decreased those costs for that well during the last three quarters of 2012 to normal operating levels. We anticipate costs related to well water disposal will continue at near normal levels.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012 were $3,530,643, compared to $1,850,536 for the year ended December 31, 2011. The increase for 2012 as compared to 2011 was $1,680,107, or 91%, and is primarily related to increased expenses for compensation and professional fees as a result of hiring additional employees and professionals needed to support our expanding operations as we grow our oil and gas operations. Additionally, general and administrative expenses increased as a result of a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and increased non-contingent legal costs associated with litigation settlement activity that have been expensed as incurred. The acquisition agreement was terminated in June of 2012. Legal costs associated with the Peerless/ElectraWorks litigation were $333,176 and $165,251 for years ended December 31, 2012 and 2011, respectively, and legal costs associated with the Deloitte & Touche litigation were $37,758 and $35,315 for the same periods.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,443,482 for the year ended December 31, 2012, compared to $919,631 for the year ended December 31, 2011, an increase of $1,523,851, or 166%. The increase was due primarily due to our expansion and acquisitions of oil and gas properties during 2012 and 2011.

Impairment of oil and gas properties

Impairment of oil and gas properties for the year ended December 31, 2012 was $-0-, compared to $2,392,742 for the year ended December 31, 2011, a decrease of $2,392,742, or 100%. Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. This comparison indicated an excess carrying value in 2011, as such the excess was charged to earnings as an impairment expense, in the amount of $2,392,742 during the year ended December 31, 2011. No such impairment was necessary in 2012.

Depreciation

Depreciation expense for the year ended December 31, 2012 was $24,206, compared to $14,043 for the year ended December 31, 2011. The increase in depreciation expense for 2012 as compared to 2011 of $10,163, or 72%, was due to the additional depreciation associated with the purchase of office equipment and website development in the latter half of 2011 and early 2012.

Net operating loss

The net operating loss for the year ended December 31, 2012 was $1,322,478, compared to $4,001,949 for the year ended December 31, 2011, a decrease of $2,679,471, or 67% for 2012 as compared to 2011. Our net operating loss in 2012 consisted primarily of oil and gas production costs, professional fees, officer salaries and depletion expense, netted against our oil and gas income, incurred as we expanded our oil and gas business, in addition to a one-time expense of $438,539 in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete. Our net operating loss in 2011 consisted primarily of an impairment charge of $2,392,742 related to our ceiling test, which was caused by substantially reduced production levels and increased operating costs in one of our largest wells.

Other income and (expenses)

Other income and (expenses) for the year ended December 31, 2012 was $9,954,489, compared to ($161,211) for the year ended December 31, 2011, a net difference of $10,115,700.

The net other income and (expenses) for the year ended December 31, 2012 consisted of a net gain of $11,145,895 due to the settlement, net of expenses, of the Peerless/ElectraWorks arbitration and the Deloitte & Touche litigation, $1,872 of interest income earned on money market accounts, ($1,193,278) of interest expense. Interest expense includes ($317,652) of amortized warrant costs and ($190,580) of amortized debt issuance costs for the year ended December 31, 2012 Amortization of the warrants and debt issuance costs on the PrenAnte5 Credit Agreement were accelerated due to the Company’s repayment and voluntary termination of the revolving credit facility on April 12, 2012.

The net other income and (expenses) for the year ended December 31, 2011 consisted of $1,717 of interest income earned on money market accounts, ($101,956) of interest expense. Interest expenses consisted of ($87,084) of expenses incurred on amortized warrant costs and ($14,872) of amortized debt issuance costs. We also incurred a loss of ($1,061) on the disposal of assets, and ($97,686) of indemnification expenses related to payments made pursuant to previously unidentified tax obligations prior to our spin-off on April 16, 2010. In addition, we recognized a gain on debt settlement of $36,151 related to the settlement of certain accounts payable liabilities for legal fees incurred prior to our spin-off on April 16, 2010, and a gain on sale of oil and gas equipment of $1,924.

Income taxes

We had income tax expense of $3,720,601 for the year ended December 31, 2012 compared to income tax benefits of $1,680,905 for the year ended December 31, 2011, a difference of $5,401,506 comparing 2012 to 2011, primarily due to additional income tax expense related to the Peerless/ElectraWorks settlement and D&T settlement.

Net income (loss)

The net income for the year ended December 31, 2012 was $4,911,410, compared to a net loss of ($2,482,255) for the year ended December 31, 2011. Our net income in 2012 consisted primarily of settlement income, net of expenses and income taxes, of $6,355,895 related to our settlement of the Peerless/ElectraWorks arbitration and the Deloitte & Touche litigation. Revenue from our oil and gas sales as well as oil and gas production costs, professional fees, officer salaries and interest costs related to our credit facility have increased in 2012 as compared to 2011 as we aggressively expanded our oil and gas operations compared to our relatively new oil and gas operations during 2011. Decreasing the Company’s net income in 2012 were a one-time expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and non-contingent legal and other costs of $370,934 in 2012 compared to $200,566 in 2011 related litigation settlement activity. Additionally, the Company had income tax expense of $3,720,601 in 2012 compared to income tax benefits of $1,680,905 in 2011, the difference driven primarily by the tax effect of our litigation settlements.

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

	Years Ended December 31,
	2012	2011
Net income (loss)	$4,911,410	$(2,482,255)
Subtract:
Settlement income, net of tax (a)	(6,355,895)	–
Adjusted net income (loss)	$(1,444,485)	$(2,482,255)

Weighted average common shares outstanding - basic	47,789,225	42,882,772
Weighted average common shares outstanding - fully diluted	48,061,239	42,882,772

Net income (loss) per common share - basic	$0.10	$(0.06)
Subtract:
Settlement income per common share, net of tax	(0.13)	–
Adjusted net income (loss) per common share - basic	$(0.03)	$(0.06)

Net income (loss) per common share - fully diluted	$0.10	$(0.06)
Subtract:
Settlement income per common share, net of tax	(0.13)	–
Adjusted net income (loss) per common share - fully diluted	$(0.03)	$(0.06)

(a) Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 43%, of $4,790,000 for the year Ended December 31, 2012.

	Years Ended December 31,
	2012	2011
Net income (loss)	$4,911,410	$(2,482,255)
Add back:
Interest expense, net, excluding amortization
of warrant based financing costs	873,754	13,155
Income tax provision	3,720,601	(1,680,905)
Impairment of oil and gas properties	–	2,392,742
Depreciation, depletion, and amortization	2,467,688	933,674
Accretion of abandonment liability	4,557	509
Common stock issued for terminated oil and gas acquisition	438,539	–
Share-based compensation	1,167,561	840,944

Adjusted EBITDA	$13,584,110	$17,864

Our Adjusted EBITDA for the year ended December 31, 2012 includes settlement income, net of settlement expenses, of $11,145,895.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2012 and 2011.

	December 31,
	2012	2011
Current Assets	$6,171,023	$4,424,495

Current Liabilities	$3,291,426	$3,130,573

Working Capital	$2,879,597	$1,293,922

Revolving Credit Facility

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC as Lender which was subsequently amended on September 5, 2012 and December 14, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Credit Facility”). Under the terms of the amended Credit Facility, up to $20,000,000 maximum is available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there is a valid and enforceable Authorization for Expenditure and that are incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011 (the “Previous Credit Facility”). Of the $20 million Credit Facility, $16.5 million is currently available. If the Company has not successfully completed an equity offering of at least $10,000,000 by August 31, 2014, then advances will no longer be available under the Credit Facility.

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

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 revolving credit facility, including interest of $51,722, and we have taken subsequent draws (net of repayments) of $3,298,844 through December 31, 2012 and used the proceeds to pay for our development of oil and gas wells.

We anticipate that we may incur operating losses in the next twelve months. Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout 2013. However, our availability under our Credit Facility provides ample funding for our property acquisition and development plans throughout 2013. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2012, our balance of cash and cash equivalents was $1,417,340. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facility, potential sale of shares of our common stock, third party financing, and/or traditional bank financing.

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

The following table summarizes our obligations and commitments as of December 31, 2012 to make future payments under certain contracts, aggregated by category of obligation, for specified time periods:

	Payment Due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term Debt (1)(3)	$–	$5,748,844	$–	$–	$5,748,844
Cash Interest Expense on Debt (2)	531,768	842,088	–	–	1,373,856
AFE Commitments (4)	1,100,000	–	–	–	1,100,000
Total	$1,631,768	$6,590,932	$–	$–	$8,222,700

(1)	Revolving Credit Facility
(2)	Cash Interest on Revolving Credit Facility is estimated assuming no principal repayment until the due date
(3)	Repayment terms on the Revolving Credit Facility include a provision to repay principal quarterly based on 90% of the EBTDA.
(4)	Additional commitments on our Authorization for Expenditures (“AFE”) not accrued as of December 31, 2012.

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

As of December 31, 2012, we had five employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, and three other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk

Our revolving credit facility has a fixed interest rate of 9.25%. To the extent that the interest rate is fixed, interest rate changes would affect the instrument’s fair market value but would not impact results of operations or cash flows. Conversely, for any portion of our future borrowings that may have a floating interest rate, interest rate changes will not affect the fair market value of the instrument but will impact future results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Ridge Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Black Ridge Oil & Gas, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Ridge Oil & Gas, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 22, 2013

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$1,417,340	$1,401,141
Accounts receivable	856,233	673,003
Settlement receivable	2,500,000	–
Prepaid expenses	1,397,450	40,599
Current portion of contingent consideration receivable	–	2,309,752
Total current assets	6,171,023	4,424,495

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	35,248,983	10,867,443
Unproved properties	9,055,513	13,236,057
Other property and equipment	85,917	78,489
Total property and equipment	44,390,413	24,181,989
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(5,793,184)	(3,325,497)
Total property and equipment, net	38,597,229	20,856,492
Contingent consideration receivable, net of current portion and allowance of $-0- and $878,650 at December 31, 2012 and 2011, respectively	–	3,698,850
Debt issuance costs, net	657,702	52,049
Total other assets	657,702	3,750,899

Total assets	$45,425,954	$29,031,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, including $160,000 and $-0- of settlement payables, respectively	$3,113,526	$2,820,936
Accounts payable, related parties, including $116,234 and $-0- of settlement payables, respectively	116,234	9,206
Accrued expenses	61,666	–
Royalties payable, related party	–	300,431
Total current liabilities	3,291,426	3,130,573

Asset retirement obligations	67,145	3,900
Revolving credit facilities	5,748,844	–
Deferred tax liability	4,732,696	1,012,095

Total liabilities	13,840,111	4,146,568

Commitments and contingencies (See note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 and 47,402,965 shares issued and outstanding at December 31, 2012 and 2011, respectively	47,980	47,403
Additional paid-in capital	29,847,212	28,058,674
Retained earnings (accumulated deficit)	1,690,651	(3,220,759)
Total stockholders' equity	31,585,843	24,885,318

Total liabilities and stockholders' equity	$45,425,954	$29,031,886

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2012	2011

Oil and gas sales	$6,022,540	$1,917,719

Operating expenses:
Production expenses	649,603	527,844
Production taxes	692,527	214,363
General and administrative	3,530,643	1,850,536
Depletion of oil and gas properties	2,443,482	919,631
Impairment of oil and gas properties	–	2,392,742
Accretion of discount on asset retirement obligations	4,557	509
Depreciation and amortization	24,206	14,043
Total operating expenses	7,345,018	5,919,668

Net operating loss	(1,322,478)	(4,001,949)

Other income (expense):
Interest income	1,872	1,717
Interest (expense)	(1,193,278)	(101,956)
Other income	–	38,075
Settlement income	17,020,759	–
Settlement expenses	(5,874,864)	–
Loss on disposal of equipment	–	(1,061)
Indemnification expenses	–	(97,986)
Total other income (expense)	9,954,489	(161,211)

Income (loss) before provision for income taxes	8,632,011	(4,163,160)

Provision for income taxes	(3,720,601)	1,680,905

Net income (loss)	$4,911,410	$(2,482,255)

Weighted average common shares outstanding - basic	47,789,225	42,882,772
Weighted average common shares outstanding - fully diluted	48,061,239	42,882,772

Net income (loss) per common share - basic	$0.10	$(0.06)
Net income (loss) per common share - fully diluted	$0.10	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2010	–	$–	37,303,614	$37,304	$16,654,223	$(738,504)	$15,953,023

Units of common stock and warrants sold at $1 per share	–	–	6,142,500	6,143	5,609,914	–	5,616,057

Exercise of common stock options	–	–	60,000	60	17,220	–	17,280

Common stock issued for acquisition of oil & gas properties	–	–	3,852,851	3,852	4,936,417	–	4,940,269

Common stock granted for services	–	–	44,000	44	43,076	–	43,120

Common stock warrants granted for services	–	–	–	–	74,022	–	74,022

Common stock options granted for services, related parties	–	–	–	–	723,802	–	723,802

Net loss for the year ended December 31, 2011	–	–	–	–	–	(2,482,255)	(2,482,255)

Balance, December 31, 2011	–	$–	47,402,965	$47,403	$28,058,674	$(3,220,759)	$24,885,318

Common stock issued for terminated oil & gas acquisition	–	–	577,025	577	437,962	–	438,539

Adjustments of indemnified accruals incurred pursuant to the spin-off from Ante4, Inc.	–	–	–	–	183,015	–	183,015

Common stock warrants granted as financing costs	–	–	–	–	271,933	–	271,933

Common stock warrants granted as financing costs, related party	–	–	–	–	45,719	–	45,719

Common stock options granted for services, related party	–	–	–	–	849,909	–	849,909

Net income for the year ended December 31, 2012	–	–	–	–	–	4,911,410	4,911,410

Balance, December 31, 2012	–	$–	47,979,990	$47,980	$29,847,212	$1,690,651	$31,585,843

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC. (Formerly Ante5, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,911,410	$(2,482,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion of oil and gas properties	2,443,482	919,631
Depreciation and amortization	24,206	14,043
Impairment of oil and gas properties	–	2,392,742
Amortization of debt issuance costs	190,580	14,872
Accretion of discount on asset retirement obligations	4,557	509
Loss on disposal of equipment	–	1,061
Common stock issued for terminated oil & gas acquisition	438,539	–
Common stock issued for services	–	43,120
Common stock warrants	271,933	74,022
Common stock warrants, related parties	45,719	13,062
Common stock options, related parties	849,909	710,740
Decrease (increase) in assets:
Accounts receivable	(183,230)	(657,163)
Settlement receivable	(2,500,000)	–
Prepaid expenses	(1,424,985)	(32,168)
Contingent consideration receivable	6,008,602	463,398
Increase (decrease) in liabilities:
Accounts payable, including $160,000 and $-0- of settlement payables, respectively	347,744	73,202
Accounts payable, related parties, including $116,234 and $-0- of settlement payables, respectively	107,028	(67,571)
Accrued expenses	61,666	(47,267)
Royalties payable, related party	(300,431)	(23,169)
Deferred tax liability	3,720,601	(1,680,905)
Net cash provided by (used in) operating activities	15,017,330	(270,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	1,893,649	336,925
Purchases of oil and gas properties and development capital expenditures	(21,839,963)	(12,731,225)
Purchases of other property and equipment	(7,428)	(78,489)
Net cash used in investing activities	(19,953,742)	(12,472,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities	16,350,000	–
Repayments on revolving credit facilities	(10,601,156)	–
Proceeds from the sale of common stock, net of $526,444 of offering costs	–	5,616,057
Debt issuance costs paid	(796,233)	(66,921)
Proceeds from the exercise of common stock options	–	17,280
Net cash provided by financing activities	4,952,611	5,566,416

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,199	(7,176,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,401,141	8,577,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,417,340	$1,401,141

SUPPLEMENTAL INFORMATION:
Interest paid	$667,917	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of oil and gas properties accrued within accounts payable	$2,618,145	$2,422,150
Purchase of oil and gas properties through issuance of common stock	$–	$4,940,269
Capitalized asset retirement costs	$58,688	$3,391
Liabilities relieved to additional paid in capital	$183,015	$–

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

State of
Name of Entity	Incorporation	Relationship(1)
Black Ridge Oil & Gas, Inc.	Nevada	Parent
Poker Interests, LLC(1)	Nevada	Subsidiary

(1) Wholly-owned subsidiary.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Black Ridge Oil & Gas, Inc. and subsidiary, Poker Interests, LLC will be collectively referred to herein as the “Company”, or “Black Ridge”. The Company's headquarters are located in Minnetonka, Minnesota and substantially all of its operations are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Reclassifications

In the current year, the Company separately classified debt issuance costs in the financial statements. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

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

	December 31,	December 31,
	2012	2011
Cash	$513,788	$474,314
Money market funds	903,552	926,827
Total	$1,417,340	$1,401,141

Cash in Excess of FDIC and SIPC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $917,340 and $402,952 in excess of FDIC and SIPC insured limits at December 31, 2012 and 2011, respectively. The Company has not experienced any losses in such accounts.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $796,233 and $66,921 of debt issuance costs during the years ended December 31, 2012 and 2011, respectively, of which the unamortized balance of debt issuance costs at December 31, 2012 and 2011 was $657,702 and $52,049, respectively. Amortization of debt issuance costs charged to interest expense was $190,580 and $14,872 for the years ended December 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2012. We have recognized depreciation expense on these website costs of $18,630 and $3,507 for the years ended December 31, 2012 and 2011, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $24,206 and $14,043 for the years ended December 31, 2012 and 2011, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2012 and 2011, respectively:

	Years Ended December 31,
	2012	2011
Capitalized Certain Payroll and Other Internal Costs	$172,503	$138,591
Capitalized Interest Costs	–	–
Total	$172,503	$138,591

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. During the year ended December 31, 2012, the Company sold approximately 509 net acres for total proceeds of $1,893,649. During the year ended December 31, 2011, the Company sold approximately 123 net acres for total proceeds of $336,925. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. We recognized $-0- and $2,392,742 of impairment costs during the years ended December 31, 2012 and 2011, respectively.

Concentrations

Our revenue is solely derived from oil and gas sales to various purchasers, the market for which has very inelastic demand. Due to this, we didn’t consider any purchasers to represent a material concentration to our sales for the years ended December 31, 2012 or 2011, as we believe any of our customers could easily be replaced.

Since we do not operate any of our wells, we depend on our drilling partner operators to perform the drilling and other operating activities required for all sales of oil and gas. These operators are also responsible for remitting to us our revenue proceeds and billing us for drilling costs and lease operating expenses incurred. We had material concentrations of accounts receivable owed from two (2) and three (3) operators during the years ended December 31, 2012 and 2011, respectively, representing 44% and 80% of total oil and gas revenues and 28% and 65% of total oil and gas accounts receivable as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, we had 66 and 24 gross producing wells, respectively, and 2.30 and 0.68 net producing wells, respectively. As of December 31, 2012 and 2011, these two (2) and three (3) operating partners operated 38% and 46% of these gross producing wells, respectively.

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

Basic and Diluted Loss Per Share

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Weighted average common shares outstanding – basic	47,789,225	42,882,772
Plus: Potentially dilutive common shares:
Stock options and warrants	272,014	–
Weighted average common shares outstanding – diluted	48,061,239	42,882,772

Stock options and warrants excluded from the calculation of diluted EPS because their effect was antidilutive were 7,513,709 and 6,047,375 as of December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of common stock and stock options issued for services and compensation totaled $1,288,448 and $753,860 for the years ended December 31, 2012 and 2011, respectively, including $438,539 and $43,120, respectively, of common stock valued at the fair market value based on the Company’s closing trading price on the date of grant. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company, Inc. has not yet undergone an examination by any taxing authorities. The Company had indemnified Voyager Oil and Gas (Ante4), however, for any unrecognized liabilities which was limited to $2,500,000, and terminated on or about April 15, 2012, subject to customary exceptions from these limitations. In July of 2011 the Internal Revenue Service completed an examination of federal income tax returns of Voyager Oil and Gas (Ante4) for the years ended January 3, 2010 and December 28, 2008. As a result of the examination we reimbursed Voyager Oil and Gas for their payments of $11,417 of federal taxes and, based on the federal examination, amended state returns in California that totalled an additional $48,666 in state taxes. In addition, we reimbursed Voyager Oil and Gas for their payments of an additional $37,903 in California payroll taxes related to an underpayment by Ante4 from 2010.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity. These requirements were effective for interim and annual periods beginning after December 15, 2011. We implemented the accounting and disclosure guidance effective January 1, 2012, and the implementation did not have a material impact on our financial statements. For required fair value measurement disclosures, see Note 7.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These requirements were effective for interim and annual periods beginning after December 15, 2011. We implemented the financial statement presentation guidance effective January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on our financial position or results of operations.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods. We do not expect the implementation of this disclosure guidance to have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2012 with effective dates subsequent to December 31, 2012. We have evaluated the recently issued accounting pronouncements that are effective in 2013 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2013 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

Note 3 – Related Party

During the years ended December 31, 2012 and 2011, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 10 below.

Former Financing Arrangement

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “PrenAnte5 Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”). The facility provided $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position. The Company drew $2,000,000 utilizing the PrenAnte5 Credit Agreement in February of 2012 and subsequently paid in full and terminated the agreement in April of 2012.

Morris Goldfarb, one of the Company’s former directors, participated as a Lender through the Agent with a commitment amount of $1.5 million in the facility. In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a Lender) with the same terms and conditions as the other warrants issued in connection with the closing of the PrenAnte5 Credit Agreement. The warrants vested on the May 2, 2012, the one year anniversary of the grant and are exercisable until May 1, 2016 at an exercise price of $0.95 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $58,781, and was amortized over the three year life of the credit agreement and the amortization was accelerated in 2012 to fully amortize the remaining unamortized value upon termination of the agreement. The Company recognized compensation expense of $45,719 and $13,062 during the years ended December 31, 2012 and 2011, respectively.

Other Related Party Transactions

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb has received a total of $26,468 and $23,170 during the years ended December 31, 2012 and 2011, respectively, of which $19,071 in royalties were received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 is due upon receipt by the Company of the final settlement payment from Peerless Media, Ltd.

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and subject to increases of $24 per month for each of the subsequent four year periods. We have paid a total of $26,546 and $13,208 to this entity during the years ended December 31, 2012 and 2011, respectively.

We also paid a total of $-0- and $10,562 to an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman for administrative services provided during the years ended December 31, 2012 and 2011, respectively.

Note 4 – Oil and Gas Properties

The following tables summarize gross and net productive oil wells by state at December 31, 2012 and 2011. A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2012		December 31, 2011
	Gross	Net	Gross	Net
North Dakota	66	2.30	24	0.68

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of December 31, 2012 and 2011, our principal oil and gas assets included approximately 12,256 and 10,457 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Purchases of oil and gas properties and development costs for cash	$21,839,963	$12,731,225
Purchase of oil and gas properties paid subsequent to period-end	2,618,145	2,422,150
Prior year purchase of oil and gas properties paid in current year	(2,422,150)	–
Purchases of oil and gas properties through the issuance of common stock	–	4,940,269
Capitalized asset retirement obligations	58,688	3,391
Total purchase and development costs, oil and gas properties	$22,094,646	$20,097,035

2012 Acquisitions

During 2012, the Company purchased approximately 2,306 net mineral acres of oil and gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $3,249,347. Of these acquisitions, 110 acres acquired on February 14, 2012 were acquired from the State of North Dakota. The operator of this well has filed a lawsuit against the state challenging the state’s ownership in these mineral rights. As a result, we have not capitalized any Authorization for Expenditure costs (“AFE”) or recognized any sales from this well. In the event the operator is successful in their litigation with the state, the state is required to refund our original purchase price for the lease.

2012 Divestitures

During 2012, the Company sold approximately 506 net mineral acres of oil and gas properties in North Dakota for total proceeds of $1,893,649. No gain or loss was recorded pursuant to the sales.

2011 Acquisitions

During 2011, the Company purchased approximately 6,867 net mineral acres of oil and gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $12,507,552, including 3,852,851 shares of common stock valued at $4,940,269.

2011 Divestitures

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Beginning asset retirement obligation	$3,900	$–
Liabilities incurred for new wells placed in production	58,688	3,391
Accretion of discount on asset retirement obligations	4,557	509
Ending asset retirement obligation	$67,145	$3,900

Note 6 – Litigation Settlements and Contingent Consideration Receivable

Peerless Settlement

As a result of a transaction between Ante4, Inc. (“Ante4”) and Peerless Media Ltd. (“Peerless”) during fiscal year 2009, pursuant to which, Ante4 sold substantially all of its operating assets (the “Transaction”) and a spin-off on April 16, 2010 to Ante5, Inc., now Black Ridge Oil & Gas, Inc. (the “Company”), the Company was entitled to receive, in perpetuity, 5% of gross gaming revenue and 5% of other revenue of Peerless generated by Ante4’s former business and assets that were sold to Peerless in the Transaction, subject to a 5% commission presented as Royalties Payable on the balance sheet. Peerless had guaranteed a minimum payment to the Company of $3 million for such revenue over the three-year period following the closing of the Transaction on November 2, 2009. The Company prepared a discounted cash flow model to determine an estimated fair value of this portion of the purchase price as of November 2, 2009. This value was recorded on the balance sheet of Ante4. In connection with the spin-off described above, on April 16, 2010 Ante4 distributed this asset to its wholly-owned subsidiary, Ante5, Inc., which was spun-off and a registration statement was filed on Form 10-12/A, along with an Information Statement with the Securities and Exchange Commission for the purpose of spinning off the Ante5 shares from Ante4, Inc. to its stockholders of record on April 15, 2010. The following is a summary of the contingency consideration receivable and related royalties payable through December 31, 2012:

	Contingent		Net Contingent
	Consideration	Royalties	Consideration
	Receivable	Payable	Receivable
Balance spun-off, April 16, 2010	$7,532,985	$(415,000)	$7,117,985

Net royalties received and commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400

Net royalties received and commissions paid	(463,398)	23,169	(440,229)
Balance, December 31, 2011	6,008,602	(300,431)	5,708,171

Net royalties received and commissions paid	(529,361)	26,468	(502,893)
Elimination of the contingent receivable due to settlement agreement	(5,479,241)	273,963	(5,205,278)
Balance, December 31, 2012	$-	$-	$-

On September 27, 2012, the Company entered into a settlement agreement with Peerless and ElectraWorks, Ltd. (“ElectraWorks”) to settle all claims regarding Peerless’s performance of obligations with respect to the business purchased by Peerless from Ante4, Inc. in November 2009 (the "Litigation"). The Litigation was pending before Judicial Arbitration and Mediation Services (JAMS) in Los Angeles, California. Under the settlement agreement, Peerless/ElectraWorks will pay the Company $13.5 million, of which $11,000,000 was received by the Company in 2012 and the remaining $2.5 million is payable on or before December 31, 2013. In addition, Peerless/ElectraWorks will make payments to the Company upon certain contingencies related to the passage of federal or state legislation permitting real money online poker and Peerless/ElectraWorks or one of their affiliates obtaining such a license. The maximum amount of these contingent payments is $6.5 million with the amount determined based on how such legislation is enacted. Under the settlement agreement the Company has released its rights to the royalty stream and no further payments are due from Peerless/ElectraWorks other than those set forth in the settlement agreement.

The Company is paying attorneys’ fees of $2 million, of which $1.84 million was paid in 2012, as well as various costs out of the proceeds. In addition, as a result of an incentive arrangement with Steve Lipscomb, a former officer of the Company that was approved by WPT Enterprises, Inc.’s Board of Directors in February 2009, Mr. Lipscomb is receiving 5% of the settlement payments, net of attorneys’ fees and other costs; as such amounts are received by the Company.

As of December 31, 2012, Company has recorded a receivable of $2.5 million for the remaining litigation settlement and payables of $160,000 and $116,233 related to remaining contingent attorneys’ fees payable and amounts due Mr. Lipscomb, respectively. The contingent consideration receivable of $5,479,241 and the royalty payable of $273,963 as of the settlement date were relieved as a part of the settlement resulting in a net gain of $5,745,895. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $333,176 and $165,251 for the years ended December 31, 2012 and 2011, respectively.

Deloitte & Touche Settlement

On October 5, 2012, the Company and other parties entered into a settlement agreement with Deloitte & Touche, LLP ("Deloitte & Touche") to settle all claims between the parties arising out of the case of WPT Enterprises, Inc. v. Deloitte & Touche, before the Superior Court of the State of California, County of Los Angeles (the "Litigation"). The claims in the Litigation were assigned to the Company as part of the Company’s distribution (spin-off) agreement with Ante4, Inc. On November 1, 2012, after satisfying obligations to various parties, including litigation counsel, the Company received $5.4 million of net proceeds under the settlement agreement as its share of the settlement proceeds, representing $9 million of settlement income and $3.6 million of related legal fees. The parties agreed to stipulate to the dismissal of the Litigation and to a mutual release of all claims. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $37,758 and $35,315 for the years ended December 31, 2012 and 2011, respectively.

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

The Company has cash and cash equivalents and a revolving credit facility that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,417,340	$–	$–
Total assets	1,417,340	–	–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,417,340	$(5,748,844)	$–

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,401,141	$–	$–
Total assets	1,401,141	–	–
Liabilities
None	–	–	–
Total Liabilities	–	–	–
	$1,401,141	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2012 and 2011.

Level 2 liabilities consist of revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2012 and 2011.

Note 8 –Revolving Credit Facilities

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

Revolving credit facility consisted of the following as of December 31, 2012 and December 31, 2011, respectively:

	December 31,
	2012	2011
PrenAnte5, LLC Revolving Credit Facility	$–	$–

Dougherty Funding, LLC Revolving Credit Facility	5,748,844	–

Total revolving credit facilities	$5,748,844	$–

The following presents components of interest expense by instrument type for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31,
	2012	2011
PrenAnte5 Revolving Credit Facility, interest	$51,722	$–
PrenAnte5 Revolving Credit Facility, finance charges	52,049	14,872
PrenAnte5 Revolving Credit Facility, warrant costs	304,788	87,084
Dougherty Revolving Credit Facility, interest	633,324	–
Dougherty Revolving Credit Facility, finance charges	138,531	–
Dougherty Revolving Credit Facility, warrant costs	12,864	–
	$1,193,278	$101,956

Note 9 – Stockholders’ Equity

Preferred Stock

On April 9, 2010 (inception) the Company authorized 20,000,000 shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

On April 9, 2010 (inception) the Company authorized 100,000,000 shares of $0.001 par value common stock.

On December 10, 2012, the Company reincorporated into the state of Nevada. In conjunction with the reincorporation, the Company increased the number of authorized shares of common stock from 100,000,000 to 500,000,000.

On April 30, 2012, the Company issued 577,025 shares of common stock in satisfaction of a subscription payable granted on March 22, 2012 as part of a deposit on the purchase of certain oil and gas mineral leases, which was subsequently terminated on June 1, 2012. The shares were non-refundable in the event that we decided not to close the purchase. As a result, the $438,539 fair value of the shares was expensed on June 1, 2012 and is presented within general and administrative expense in our condensed statements of operations.

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

Adjustments to Additional Paid In Capital

During 2012, the Company relieved total liabilities of $183,015 from accounts payable incurred prior to our spin-off from Ante4, Inc. on April 16, 2010. These liabilities were tested in the current year and determined not to be validly owed liabilities by Ante4, Inc. Our indemnification agreement pursuant to the spin-off terminated during 2012 and we no longer bear any liability for unclaimed liabilities. The original transactions did not have an impact on our statements of operations. As a result, the adjustment did not affect current period income.

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

Note 10 – Options

The following table presents all options granted during the year ended December 31, 2012:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2012	in 2011
12/04/12	Benjamin Oehler, Director	100,000	$ 0.53	10	5	110%	$ 0.4468	$ 44,681	$ 661	$ -
12/04/12	Joseph Lahti, Director	100,000	$ 0.53	10	5	110%	$ 0.4468	44,681	661	-
09/25/12	Kenneth DeCubellis, CEO(2)	1,000,000	$ 0.27	10	5	114%	$ 0.2316	31,294	1,651	-
09/25/12	James Moe, CFO(2)	500,000	$ 0.27	10	5	114%	$ 0.2316	27,595	1,456	-
09/25/12	Employee(2)	10,000	$ 0.27	10	5	114%	$ 0.2316	313	17	-
08/31/12	Joseph Lahti, Director	100,000	$ 0.31	10	3	114%	$ 0.2607	26,066	1,731	-
08/10/12	Employee	150,000	$ 0.28	10	5	112%	$ 0.2390	35,853	2,795	-
08/03/12	Employee	150,000	$ 0.40	10	5	111%	$ 0.3398	50,965	4,168	-
		2,110,000						$261,448	$ 13,140	$ -

The following table presents all options granted during the year ended December 31, 2011:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2012	in 2011
11/02/11	James Moe, CFO	200,000	$ 1.00	10	5	87%	$0.7352	$147,039	$ 29,408	$ 4,901
11/02/11	Joshua Wert, Former COO(3)	133,000	$ 1.00	10	5	87%	$0.7352	97,781	13,475	3,259
11/02/11	Employee (2)	10,000	$ 1.00	10	5	87%	$0.7352	7,352	1,472	245
11/02/11	Morris Goldfarb, Former Director(4)	100,000	$ 1.00	10	5	87%	$0.7352	73,519	12,253	2,451
11/02/11	Benjamin Oehler, Director	100,000	$ 1.00	10	5	87%	$0.7352	73,519	14,704	2,451
10/26/11	Kenneth DeCubellis, CEO(2)	1,000,000	$ 1.00	10	5	88%	$0.7456	745,587	142,306	24,853
08/04/11	Employee(2)	10,000	$ 1.00	10	5	86%	$0.7436	7,436	1,400	620
02/22/11	James Moe, CFO(2)	500,000	$ 1.65	10	5	108%	$1.3661	683,070	185,769	180,256
		2,053,000						$1,835,303	$ 400,787	$ 219,036

(1) All options vest in equal annual installments, commencing one year from the date of the grant, are exercisable for 10 years from the date of the grant and are being amortized over the implied service term, or vesting period, of the options.

(2) On September 25, 2012, an amendment (the “Plan Amendment”) to the 2012 Stock Incentive Plan of Black Ridge Oil & Gas, Inc. (the “Company”) became effective. The Plan Amendment allows for the one-time re-pricing and re-granting of stock options for certain option holders. The Plan Amendment did not alter any other terms of the Plan. Pursuant to the Plan Amendment, certain officers and employees of the Company agreed to the cancellation of their current stock option agreements in exchange for new stock option agreements. Under the new stock option agreements, covering 1,510,000 options, each optionee’s original number of stock options remains the same. Kenneth DeCubellis, Chief Executive Officer, and James Moe, Chief Financial Officer, grants of 1,000,000 and 500,000 shares, respectively, remain the same and have a new exercise price of $0.27, along with another 10,000 options granted to an employee. These options vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The total incremental fair value of the warrants in excess of the fair value immediately preceding the modification of the common stock options totaled $59,202, and is being amortized in addition to the original fair value, over the vesting period of the options.

(3) Mr. Wert resigned effective September 7, 2012, and the unvested options were cancelled.

(4) Mr. Goldfarb resigned effective October 17, 2012. The board granted an accelerated vesting term for the first 20,000 options that were set to vest on November 2, 2012, and the remaining 80,000 unvested options were cancelled.

Options Cancelled

On October 17, 2012, 113,333 common stock options were forfeited pursuant to the resignation of a director.

On September 7, 2012, 466,333 common stock options were cancelled pursuant to the resignation of an officer.

No other options were cancelled during 2012 or 2011.

Options Expired

No options expired during the years ended December 31, 2012 and 2011.

Options Exercised

No options were exercised during the year ended December 31, 2012. A total of 60,000 options were exercised at varying prices between $0.05 and $0.51 during the year ended December 31, 2011, resulting in total proceeds of $17,280.

The following is a summary of information about the Stock Options outstanding at December 31, 2012.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.03 - $1.00	4,149,001	8.73 years	$0.58	1,391,002	$0.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011
Average risk-free interest rates	1.06%	1.65%
Average expected life (in years)	5	5
Volatility	112%	90%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2012 and 2011 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2012 and 2011 was $0.31, and $1.16 per option, respectively.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2010	2,169,000	$0.84
Options expired	-0-	-0-
Options cancelled	-0-	-0-
Options granted	2,053,000	1.16
Options exercised	(60,000)	(0.29)
Balance, December 31, 2011	4,162,000	1.00
Options expired	-0-	-0-
Options cancelled	(2,122,999)	(1.14)
Options granted	2,110,000	0.31
Options exercised	-0-	-0-
Balance, December 31, 2012	4,149,001	0.58

Exercisable, December 31, 2012	1,391,002	$0.81

The Company expensed $849,909 and $710,740 from the amortization of common stock options during the years ended December 31, 2012 and 2011, respectively.

Note 11 – Warrants

Warrants Granted

2012 Warrants Granted

On September 5, 2012, we granted 585,000 warrants in connection with the amended Dougherty Funding, LLC Revolving Credit Facility. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 113% and a call option value of $0.2069, was $121,054, and is being amortized over the approximate three year life of the amended facility. The remaining unamortized balance of those warrants is $108,190 as of December 31, 2012. The Company recognized a total of $12,864 of interest expense during the year ended December 31, 2012.

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

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”). The facility provided $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position. The facility was originally available for a period of three years until it the Company terminated the agreement on April 12, 2012, over which time we had the ability to draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time. The facility set the minimum total draw at $500,000 and required The Company, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, states that the Company had at least twelve months interest coverage on its balance sheet in cash.

In connection with the closing of the Credit Agreement on May 2, 2011, the Company issued to each Lender a five-year warrant to purchase a number of shares of the Company’s common stock equal to an amount determined by multiplying 500,000 by such Lender’s commitment percentage. The warrants vest on the earlier of the 1 year anniversary of the grant date (May 2, 2012) or when 50% of the LOC has been advanced, and are exercisable until May 1, 2016 at an exercise price of $0.95 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $391,872, and was amortized over the three year life of the credit agreement, and was accelerated to fully amortize the fair value as of the early termination date of the agreement on April 12, 2012. The Company recognized a total of $304,788 and $87,084 of interest expense during the years ended December 31, 2012 and 2011, respectively.

Warrants Cancelled

No warrants were cancelled during 2012 or 2011.

Warrants Expired

No warrants expired during the years ended December 31, 2012 and 2011.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2012 and 2011.

The following is a summary of information about the Warrants outstanding at December 31, 2012:

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable

Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.38 - $1.50	4,463,375	3.42 years	$1.26	4,463,375	$1.26

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011
Average risk-free interest rates	0.32%	1.96%
Average expected life (in years)	3	5
Volatility	113%	97%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2012 and 2011, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2012 and 2011 was $0.38 and $1.39 per option, respectively.

The following is a summary of activity of outstanding warrants:

	Weighted
	Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	3,878,375	1.39
Warrants exercised	-0-	-0-
Balance, December 31, 2011	3,878,375	1.39
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	585,000	0.38
Warrants exercised	-0-	-0-
Balance, December 31, 2012	4,463,375	1.26

Exercisable, December 31, 2012	4,463,375	$1.26

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

Our provision for income taxes for the years ended December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Current taxes	$–	$–
Deferred tax provision (benefit)	3,720,601	(1,680,905)
Valuation allowance	–	–
Net income tax provision (benefit)	$3,720,601	$(1,680,905)

The effective income tax rate for the years ended December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Federal statutory income tax rate	35.00%	35.00%
State income taxes	6.01%	3.41%
Effect of statutory rate change on deferred taxes	0.52%	–
Permanent differences	0.57%	(0.03%	)
Change in valuation allowance	1.00%	1.99%
Net effective income tax rate	43.10%	40.37%

The Company’s state income tax rate as of December 31, 2012 increased by 2.6% from 3.41% as of December 31, 2011, to 6.01%. This increase in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. Due to the legal settlement amounts the Company received during the year being sourced to the state of Minnesota for income tax purposes, a larger percentage of the Company’s activity is expected to be apportioned to that state. As compared to North Dakota, the other state the Company files tax returns in which has a corporate income tax rate of 5.15%, the state of Minnesota has a 9.80% corporate income tax rate.

The components of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carryovers	$2,466,977	$2,932,099
Stock compensation	837,761	336,229
Reorganization costs	54,943	51,464
Asset retirement obligation	27,535	1,498
Total deferred tax assets	$3,387,216	$3,321,290

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(7,630,903)	$(1,731,321)
Deferred revenue	–	(2,192,619)
Property and equipment	(15,192)	(21,752)
Total deferred liabilities	(7,646,095)	(3,945,692)
Net deferred tax liabilities	(4,258,879)	(624,402)
Less: valuation allowance	(473,817)	(387,693)
Deferred tax liabilities	$(4,732,696)	$(1,012,095)

As of December 31, 2012, the Company has net operating loss carryover of approximately $6,015,738. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2032. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had recognized a valuation allowance reducing the carrying value of its deferred tax asset by $387,693 as of December 31, 2011. As of December 31, 2012 the Company has increased its valuation allowance by $86,124 to $473,817. This increase was to more accurately reflect an allowance on only a portion of its deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota and North Dakota. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2012.

Note 14 – Commitments and Contingencies

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of December 31, 2012 the Company had committed to AFE’s of approximately $1.1 million beyond amounts previously paid or accrued. Additionally, The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage.  We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $468,000 in oil and gas sales and $124,000 of production taxes and operating expenses for the year ended December 31, 2012. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 15 – Subsequent Events

Oil & Gas Property Acquisitions

Through March 15, 2013 the Company purchased approximately 800 net acres of oil and gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers approximately $416,283. Additionally, through March 15, 2013 the Company sold 60 net acres of oil and gas properties in North Dakota for proceeds of $199,800.

Common Stock Options

On January 24, 2013, the Company granted a total of 762,500 common stock options to officers and employees, including 400,000 options granted to Ken DeCubellis, the Company’s Chief Executive Officer, and 115,000 options granted to James Moe, the Company’s Chief Financial Officer. All of the options vest annually over five years beginning on the first anniversary of the grants and are exercisable until the tenth anniversary of the date of grant at an exercise price of $0.56 per share. The total estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.4725 was $360,307 and is being amortized over the vesting period.

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

Costs Incurred and Capitalized Costs

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	December 31,
	2012	2011
Proved oil and gas properties	$35,248,983	$10,867,443
Unproved oil and gas properties	9,055,513	13,236,057
Accumulated depreciation, depletion and amortization, and impairment	(5,755,855)	(3,312,373)
Total	$38,548,641	$20,791,127

The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Costs incurred for the year:
Proved property acquisition	$2,434,143	$–
Unproved property acquisition	987,685	12,650,037
Development	18,614,130	7,443,607
Total	$22,035,958	$20,093,644

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion:

	Year Ended
	December 31,
	2012	2011
Property acquisition	$9,028,945	$12,919,798
Development	26,568	316,259
Total	$9,055,513	$13,236,057

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Netherland, Sewell & Associates, Inc., independent petroleum consultants based on information provided by the Company.

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

		Natural
	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves as of December 31, 2010	–	–
Revisions of previous estimates	–	–
Extensions, discoveries and other additions	453,808	291,916
Production	(21,545)	(6,473)
Proved developed and undeveloped reserves as of December 31, 2011	432,263	285,443
Revisions of previous estimates	(26,256)	25,070
Extensions, discoveries and other additions	1,455,882	1,127,965
Purchase of reserves in place	388,927	207,806
Sale of reserves in place	(63,376)	(25,840)
Production	(71,307)	(15,756)
Proved developed and undeveloped reserves as of December 31, 2012	2,116,133	1,604,688

Proved developed reserves:
December 31, 2011	119,117	79,383
December 31, 2012	452,595	340,160

Proved undeveloped reserves:
December 31, 2011	313,146	206,060
December 31, 2012	1,663,538	1,264,528

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2012 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves. The following is a summary of the Company’s standardized measure of discounted future cash flows for the years as indicated:

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

	Years Ended December 31,
	2012	2011
Future cash inflows	$189,245,600	$40,516,329
Future production costs	(57,521,100)	(12,972,216)
Future development costs	(49,284,100)	(9,556,716)
Future income tax expense	(23,163,250)	–
Future net cash flows	59,277,150	17,987,397
10% annual discount for estimated timing of cash flows	(37,562,429)	(10,432,324)
Standardized measure of discounted future net cash flows	$21,714,721	$7,555,073

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves. The prices for the Company's reserve estimates were as follows:

		Natural
	Oil (Bbl)	Gas (Mcf)
December 31, 2012	$84.36	$6.69

December 31, 2011	$89.12	$6.98

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	Years Ended December 31,
	2012	2011
Standard measure, beginning of year	$7,555,073	$–
Sales of oil and natural gas produced, net of production costs	(4,680,409)	(1,175,512)
Net changes of prices and production costs	(289,171)	–
Revisions of quantity estimates	(429,455)	–
Extensions and discoveries	18,311,978	8,730,585
Changes in estimated future development costs	80,830	–
Purchase of reserves in place	4,716,587	–
Sale of reserves in place	(258,040)	–
Previously estimated development costs incurred during the period	2,955,579	–
Accretion of discount	755,507	–
Net changes in income taxes	(6,224,479)	–
Changes in timing and other	(779,279)	–
Standard measure, end of year	$21,714,721	$7,555,073

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

As of December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 28, 2013:

Name	Age	Position
Kenneth DeCubellis	46	Chief Executive Officer
James Moe	55	Chief Financial Officer
Bradley Berman	42	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	64	Director
Joseph Lahti(1)(2)	52	Director

(1)	Member of audit committee.

(2)	Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011. Prior to joining Black Ridge, Mr. DeCubellis was the president and chief executive officer of Altra Inc.1, a venture capital backed biofuels company based in Los Angeles, California. He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008. From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas. Mr. DeCubellis also previously served as the chairman of KD Global Energy Belize Ltd., a company that provides technical and business services for petroleum lease holders in Belize. Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and an MBA from Northwestern University’s JL Kellogg Graduate School of Management.

Mr. DeCubellis’s qualifications:

•	Leadership experience – Mr. DeCubellis has been our chief executive officer since November 9, 2011, chief executive officer of Altra Inc. (2008 to 2011), vice president- president of Altra Inc. (2006 to 2011),and an executive with Exxon Mobil Corp in Houston, Texas. (1996 to 2006).
•	Industry experience - Mr. DeCubellis has been our chief executive officer from November 9, 2011 and has broad energy experience as, chief executive officer of Altra Inc., a biofuel company, and executive experience with Exxon Mobil Corp.
•	Education experience - Mr. DeCubellis holds a Bachelor of Science degree from Rensselaer Polytechnic Institute (1990), an MBA from Northwestern University’s JL Kellogg Graduate School of Management (1996), and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering (1996).

James Moe has been the chief financial officer of Black Ridge since March 14, 2011. Mr. Moe had previously been the chief financial officer of Northern Contours Inc., a multi-state manufacturing company located in Mendota Heights, Minnesota specializing in cabinet doors and work surfaces, since August 2005. From January 2004 to August 2005, he was the chief financial officer of Trimodal Inc., a trucking and container handling company located in Bloomington, Minnesota, which operated in seven cities in the Midwest and East Coast. From April 2000 to December 2003, Mr. Moe was the corporate controller of Simondelivers.com, a venture capital backed start-up company located in Golden Valley, Minnesota providing home delivery of groceries ordered over the internet. From October 1994 to April 2000, he was the corporate controller of Recovery Engineering Inc., a high growth publicly traded manufacturer and distributor of small-scale water filters located in Brooklyn Park, Minnesota. From November 1989 to October 1994, Mr. Moe was the controller of Standard Iron and Wire Works, a privately held multi-division metal fabricator operating three plants in Minnesota. Upon graduating from the University of Minnesota with a Bachelor of Science degree in accounting in 1985, Mr. Moe worked as a senior accountant until November 1989 for Boulay, Heutmaker, Zibell & Company.

1 When Mr. DeCubellis became CEO of Altra Inc in 2008, the company was in deep financial distress. Mr. DeCubellis implemented a comprehensive corporate wide restructuring effort that was completed in 2009. This included restructuring and eliminating all of the debt at Altra Inc, raising capital at Altra Inc and refocusing the strategy of the company on a technology license. As part of this restructuring, certain wholly-owned subsidiaries of Altra, Inc. surrendered assets to lenders or entered in receivership.

Mr. Moe’s qualifications:

•	Leadership experience – Mr. Moe has been our chief financial officer since March 14, 2011, chief financial officer of Northern Contours Inc. (2005 to 2011), and chief financial officer of Trimodal Inc. (2004 to 2005).
•	Industry experience - Mr. Moe has been our chief financial officer since March 14, 2011 and has served as a chief financial officer for businesses in other industries. Black Ridge is the first oil and gas company for which Mr. Moe has provided management services.
•	Education experience - Mr. Moe holds a bachelor of science degree in accounting from the University of Minnesota (1985).

Bradley Berman has been a director of Black Ridge since our inception and our chairman since November 12, 2010. He was our chief executive officer from November 12, 2010 to November 9, 2011, our chief financial officer between November 12, 2010 and November 15, 2010, and our corporate secretary from November 12, 2010 to February 22, 2011. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

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

Benjamin S. Oehler has been a director of Black Ridge since November 16, 2010, and chairman of our audit committee and compensation committee since February 22, 2011. Mr. Oehler is the president and founder of Bashaw Group, Inc., which he founded in 2007. Bashaw Group advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Prior to founding Bashaw Group, Mr. Oehler was from 1999 to 2007 the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off shore entities.

Mr. Oehler has been a board member and founder of many non-profit organizations including the Minnesota Zoological Society, Minnesota Landscape Arboretum, The Lake Country Land School, Greencastle Tropical Study Center, Park Nicollet Institute, Afton Historical Society Press, United Theological Seminary and University of Minnesota Investment Advisor, Inc. He has been a director of Waycrosse, Inc., WayTrust Inc., Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc. In September 2007, Mr. Oehler completed the Stanford University Law School Directors Forum, a three-day update on key issues facing corporate directors presented by the Stanford Business School and Stanford Law School. From 1984 through 1999, Mr. Oehler was registered with the National Association of Securities Dealers (“NASD”) as a financial principal. Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts and has completed all course work at the University of Minnesota Business School with a concentration in finance.

Mr. Oehler’s qualifications:

•	Leadership experience – Mr. Oehler is the president and founder of Bashaw Group, Inc. (2007 to present), was the president and chief executive officer of Waycrosse, Inc. (1997 to 2007). He served as an investment banker for Piper Jaffray until 1999, achieving the position of group head of its Industrial Growth Team.
•	Industry experience – Mr. Oehler has been a director of Waycrosse, Inc., WayTrust Inc., Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc.
•	Education experience - Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts.

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provides innovative products to the gaming industry. Mr. Lahti currently serves as Chairman of the Board of PokerTek, Inc., a publicly traded company, and he is also an independent director of AFAM/Innealta. Within the past five years Mr. Lahti served on the board of directors of Zomax Inc. and Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the chairman of the board of directors of Shuffle Master, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees.

Mr. Lahti’s qualifications:

•

Leadership experience – Mr. Lahti is a principal of JL Holdings (1980 to present). Mr. Lahti currently serves as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).

•	Industry experience - Mr. Lahti has participated as an independent director in several public companies in a variety of other industries, including serving as an independent director of Voyager Oil & Gas, Inc. and serving as the compensation committee chair for Voyager Oil & Gas, Inc. and Poker Tek, Inc. and compensation committee member of Zomax Inc. and several private companies.
•	Education experience - Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

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

Board and Committee Meetings

During the year ended December 31, 2012, the Board of Directors held four meetings, the Audit Committee held five meetings, and the Compensation Committee held two meetings. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2012. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board. The Board has determined that having Bradley Berman, although not considered independent due to his former role as Chief Executive Officer, serve as Chairman is in the best interest of the Company’s stockholders at this time due to his extensive knowledge of the Company. Further, the separation of the Chairman and Chief Executive Officer positions allows the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which applies to our directors, Chief Executive Officer, Chief Financial Officer and other Company employees who perform similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes the following forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2012 have not been filed timely:

☐	One Form 4 for Mr. Benjamin Oehler filed on December 10, 2012.
☐	One Form 4 for Mr. Joseph Lahti filed on September 18, 2012.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2012, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on January 24, 2013, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 515,000 common stock options to purchase common stock at $0.56 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant and cash bonuses totaling $15,000. Further, on September 25, 2012, our board of directors authorized the repricing of 1,500,000 common stock options previously granted to Named Executive Officers by cancelling the pre-existing options and granting new options at an exercise price of $0.27 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant.

As our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

Effective June 10, 2010, as amended on February 22, 2011 and March 2, 2012, our board of directors adopted the Amended and Restated 2012 Stock Incentive Plan under which a total of 7,500,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options. Our Amended and Restated 2012 Stock Incentive Plan has been approved by the holders of a majority of our outstanding shares. We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

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

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of The Company. As of the date of this filing, none of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control. We may consider entering into such agreements in the future.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(4)	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis,	2012	$200,000	$-0-	$31,294(2)	$-0-	$-0-	$-0-	$231,294
Chief Executive Officer	2011	$29,167	$-0-	$745,587	$-0-	$-0-	$-0-	$774,754

Joshua Wert,	2012	$106,562	$-0-	$-0-	$-0-	$-0-	$-0-	$106,562
Chief Operating Officer(1)	2011	$150,833	$-0-	$97,781	$-0-	$-0-	$-0-	$248,614
	2010	$7,661	$-0-	$407,870	$-0-	$-0-	$-0-	$415,531

James Moe,	2012	$145,000	$15,000	$27,595(3)	$-0-	$-0-	$-0-	$187,595
Chief Financial Officer	2011	$109,449	$-0-	$830,109	$-0-	$-0-	$-0-	$939,558

(1)	Joshua Wert was our interim chief financial officer from November 15, 2010 to March 14, 2011, and resigned as our chief operating officer on September 7, 2012.

(2)	On September 25, 2012, Mr. Kenneth T. DeCubellis agreed to the cancellation of 1,000,000 stock options previously granted on October 26, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $31,294 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.

(3)	On September 25, 2012, Mr. James Moe agreed to the cancellation of 500,000 stock options previously granted on February 22, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $27,595 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.

(4)	See Notes 3 and 11 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2012.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	-0-	1,000,000(2)	$0.27	September 24, 2022

Joshua Wert, Chief Operating Officer(1)	166,667	-0-	$1.00	September 7, 2013

James Moe, Chief Financial Officer	-0-	500,000(2)	$0.27	September 24, 2022
	40,000	160,000(3)	$1.00	November 1, 2021

(1)	Joshua Wert was our interim chief financial officer from November 15, 2010 to March 14, 2011, and resigned as our chief operating officer on September 7, 2012.
(2)	Options vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested.
(3)	Remaining unvested options vest in four equal annual installments, beginning November 2, 2013, and continuing on the next three anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2012.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman, Chairman	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Benjamin Oehler	$-0-	$-0-	$44,681(1)	$-0-	$-0-	$-0-	$44,681

Joseph Lahti	$-0-	$-0-	$70,747(2)	$-0-	$-0-	$-0-	$70,747

Morris Goldfarb(3)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Effective December 4, 2012, we granted to Mr. Oehler options to purchase up to 100,000 shares of our common stock at an exercise price of $0.53 per share, exercisable until December 3, 2022, vesting in five equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

(2)	Effective August 31, 2012, we granted to Mr. Lahti options to purchase up to 100,000 shares of our common stock at an exercise price of $0.31 per share, exercisable until August 30, 2022, vesting in five equal annual installments beginning on the one year anniversary of the grant date. And, effective December 4, 2012, we granted to Mr. Lahti options to purchase up to 100,000 shares of our common stock at an exercise price of $0.53 per share, exercisable until December 3, 2022, vesting in five equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

(3)	Mr. Goldfarb resigned effective October 17, 2012. The board granted an accelerated vesting term for the first 20,000 options that were set to vest on November 2, 2012, and the remaining 80,000 unvested options were cancelled. No additional compensation expense resulted from the acceleration of the vesting term.

Our compensation committee has not yet recommended policy for board compensation, however option awards have been granted to independent directors upon joining the board and on an annual basis. The Company has not paid cash fees to directors and has no formal compensation arrangements with its directors. No form of compensation has been paid or granted to Mr. Berman, the Chairman of the Board of Directors, since his resignation as an officer of the Company on November 9, 2011. While there is no set policy regarding board compensation, this may be subject to change by the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2013 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2013, we had 47,979,990 shares of common stock outstanding.

Certain persons who purchased shares in our private offering which closed on December 16, 2010 with respect to 6,684,000 shares of our common stock, excluding shares purchased by our officers and directors, have entered into a voting agreement that gives our board of directors, by majority vote, the power to vote certain shares of common stock. The terms of the voting agreement provides that each agreement is effective for one year from the date entered into and will automatically renew for subsequent one year periods unless the stockholder gives notice of termination to us at least 30 days prior to the expiration of each annual period. In addition, the voting agreements expire:

•	With respect to any shares sold in the public markets.
•	With respect to any shares for which a registration statement is declared effective.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2013. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 10275 Wayzata Boulevard, Suite 310, Minnetonka, Minnesota 55305.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director	6,824,065(2)	14.0%
Ken DeCubellis, Chief Executive Officer	86,000(3)	*
Joshua Wert, former Chief Operating Officer and Corporate Secretary	166,667(4)	*
James Moe, Chief Financial Officer and Corporate Secretary	40,000(5)	*
Joseph Lahti, Director	-	*
Benjamin Oehler, Director	86,667(6)	*
All Directors and Executive Officers as a Group (6 persons)	7,203,399(7)	14.6%
Lyle Berman	2,468,801(8)	5.1%
Neil Sell	3,886,335(9)	8.1%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,514,595(10)	9.4%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,514,594(10)	9.4%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	3,250,000(11)	6.8%

*Indicates beneficial ownership of less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2013.
(2)	Includes 733,333 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013. Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman. Includes 185,898 shares owned by Mr. Bradley Berman’s wife.
(3)	Includes 5,000 shares owned by Mr. Ken DeCubellis’ wife.
(4)	Includes 166,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013.
(5)	Includes 40,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013.
(6)	Includes 86,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013.
(7)	Does not include a total of 6,684,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.
(8)	Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013. Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.
(9)	Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee. Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.
(10)	These companies sold oil and gas properties to us in various transactions and, as part of the purchase price for these properties or down payments related to transactions, were issued these shares of common stock by us. We may purchase additional oil and gas properties from these companies in the future, for which we may issue additional shares of our common stock.
(11)	Based on Schedule 13G filed February 14, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Transactions with Twin City Technical and Irish Oil and Gas, Inc.

We have acquired a majority of our mineral leases from Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation. As part of these acquisitions, we have issued shares of our common stock to Twin City Technical and Irish Oil and Gas. As set forth above under “Security Ownership of Certain Beneficial Owners and Management”, each of Twin City Technical and Irish Oil and Gas own over 8.9% of our common stock as of March 15, 2013. We recorded the total value of property acquired from Twin City Technical and Irish Oil and Gas at $15,760,766.

On March 22, 2012, we entered into another asset purchase agreement with Twin City Technical, LLC, a North Dakota limited liability company, and Irish Oil and Gas, Inc., a Nevada corporation, dated March 21, 2012, to acquire all of the Sellers’ right, title and interest in and to certain oil and gas mineral leases comprising approximately 8,655 net acres of undeveloped oil and gas properties primarily located in McKenzie, Mountrail, Williams, Burke, Divide, Dunn Counties, and other associated positions in North Dakota, in consideration for a total of $24,235,036 of cash payable in full at the closing, plus an aggregate of 577,025 shares of the Company’s common stock, which shares of common stock will also be issued as a non-refundable deposit. The acquisition agreement was terminated in June of 2012.

Credit Facility

Pursuant to the revolving credit facility, Morris Goldfarb, one of the Company’s former directors, was participating as a lender acting through PrenAnte5, LLC as the lenders’ Agent. As a lender under the credit facility, Mr. Goldfarb had a commitment amount of $1.5 million in the facility. In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a lender) with an exercise price of $0.95 per share with the same terms and conditions as the other warrants issued in connection with the closing of the credit facility. Mr. Goldfarb abstained from the vote of the Company’s board of directors for the authorization of the credit facility. The Company received its first draw of $2,000,000 on February 24, 2012, and subsequently repaid the balance plus accrued interest of $51,722 on April 12, 2012 when it terminated the revolving credit facility.

Office Lease

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party provide 90 day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and increases of $24 per month for each of the subsequent four year periods. We have paid a total of $26,546 and $13,208 to this entity during the years ended December 31, 2012 and 2011, respectively.

Other Related Party Transactions

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb has received a total of $26,468 and $23,170 during the years ended December 31, 2012 and 2011, respectively, of which $19,071 in royalties were received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 is due upon receipt by the Company of the final settlement payment from Peerless Media, Ltd.

We also paid a total of $-0- and $10,562 to an entity owned by our former CEO and current Chairman of the Board of Directors , Bradley Berman for administrative services provided during the years ended December 31, 2012 and 2011, respectively.

Review and Approval of Transactions with Related Persons

The Audit Committee has adopted a related party transaction policy whereby any proposed transaction between the Company and any officer or director, any stockholder owning in excess of 5% of the Company’s stock, immediate family member of an officer or director, or an entity that is substantially owned or controlled by one of these individuals, must be approved by a majority of the disinterested members of the Audit Committee. The only exceptions to this policy are for transactions that are available to all employees of the Company generally or involve less than $25,000. If the proposed transaction involves executive or director compensation, it must be approved by the Compensation Committee. Similarly, if a significant opportunity is presented to any of the Company’s officers or directors, such officer or director must first present the opportunity to the Board for consideration.

At each meeting of the Audit Committee, the Audit Committee meets with The Company's management to discuss any proposed related party transactions. A majority of disinterested members of the Audit Committee must approve a transaction for the Company to enter into it. If approved, management will update the Audit Committee with any material changes to the approved transaction at its regularly scheduled meetings.

Director Independence

Our Common Stock currently trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of Messrs. Oehler and Lahti is “independent” in accordance with the NASDAQ Global Market’s requirements and, thus, that a majority of the current Board of Directors is independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Audit fees(1)	$53,000	$60,400
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$53,000	$60,400

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q and private placement offering/registration statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2012 and 2011.

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

Report of the Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting process. The Audit Committee’s function is more fully described in its charter, which can be found on the Company’s website at www.blackridgeoil.com. The Committee reviews the charter on an annual basis. The Board of Directors has determined that each member of the Committee is independent in accordance with the NASDAQ Global Market’s requirements for independent directors. The Board of Directors has also determined that Benjamin Oehler qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Management has the primary responsibility for the financial statements and reporting process. The independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the fairness of the audited financial statements based on the audit conducted in accordance with the standards of the Public Company Accounting Oversight Board.

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

•	Reviewed and discussed the audited financial statements for the year ended December 31, 2012 with management and the independent registered public accounting firm, the Company’s independent auditors;

•	Discussed with the independent registered public accounting firm the matters required to be discussed by SAS 61, as amended (AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•	Received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on October 13, 2010)

10.6	Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 4, 2011)

10.7	Addendum, dated March 15, 2011, to the Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 22, 2011)

10.8	Asset Purchase Agreement, dated April 27, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 4, 2011)

10.9	Amended and Restated Secured Revolving Credit Agreement, dated September 5, 2012, by and between Black Ridge Oil & Gas, Inc. and Dougherty Funding LLC, as lender (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 6, 2012)

10.10	Form of Warrant issued in connection with the credit facility (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 6, 2012)

10.11	First Amendment to Amended and Restated Secured Revolving Credit Agreement, dated December 14, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 20, 2012)

10.12	Securities Purchase Agreement, dated July 26, 2011, by and among Ante5, Inc. and the several Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.13	Registration Rights Agreement, dated July 26, 2011, by and among Ante5, Inc. and the persons named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.14	Form of Investors’ Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.15	Form of Agents’ Warrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.16*	Form of Indemnification Agreement with Officers and Directors

10.17	Asset Purchase Agreement, dated August 9, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 11, 2011)

21.1*	List of Subsidiaries

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	BLACK RIDGE OIL & GAS, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Ken DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2012 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Kenneth DeCubellis	Dated: March 28, 2013
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Moe	Dated: March 28, 2013
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Bradley Berman	Dated: March 28, 2013
Bradley Berman, Director

By: /s/ Joseph Lahti	Dated: March 28, 2013
Joseph Lahti, Director

By: /s/ Benjamin Oehler	Dated: March 28, 2013
Benjamin Oehler, Director

