Form 10-Q
period 2013-03-31
Black Ridge Oil & Gas, Inc.
filed 2013-05-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-53952

(Name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-2345075 (I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding as of May 13, 2013 was 47,979,990.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,350,313	$1,417,340
Accounts receivable	1,132,160	856,233
Settlement receivable	2,500,000	2,500,000
Prepaid expenses	77,011	1,397,450
Total current assets	5,059,484	6,171,023

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	39,834,838	35,248,983
Unproved properties	8,040,576	9,055,513
Other property and equipment	85,917	85,917
Total property and equipment	47,961,331	44,390,413
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(6,498,720)	(5,793,184)
Total property and equipment, net	41,462,611	38,597,229

Debt issuance costs	594,629	657,702

Total assets	$47,116,724	$45,425,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,568,317	$2,953,526
Settlement payable	160,000	160,000
Settlement accounts payable, related party	116,234	116,234
Accrued expenses	102,113	61,666
Total current liabilities	4,946,664	3,291,426

Asset retirement obligations	50,199	67,145
Revolving credit facility	5,748,844	5,748,844
Deferred tax liability	4,298,908	4,732,696

Total liabilities	15,044,615	13,840,111

Commitments and contingencies ( See note 14)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	30,019,665	29,847,212
Retained earnings	2,004,464	1,690,651
Total stockholders' equity	32,072,109	31,585,843

Total liabilities and stockholders' equity	$47,116,724	$45,425,954

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Oil and gas sales	$1,911,299	$666,206

Operating expenses:
Production expenses	268,806	144,151
Production taxes	219,342	75,432
General and administrative	603,578	713,891
Depletion of oil and gas properties	699,725	286,903
Accretion of discount on asset retirement obligations	1,152	797
Depreciation and amortization	5,811	6,850
Total operating expenses	1,798,414	1,228,024

Net operating income (loss)	112,885	(561,818)

Other income (expense):
Interest income	120	42
Interest (expense)	(232,980)	(353,265)
Total other income (expense)	(232,860)	(353,223)

Loss before provision for income taxes	(119,975)	(915,041)

Provision for income taxes	433,788	154,184

Net income (loss)	$313,813	$(760,857)

Weighted average common shares outstanding - basic	47,979,990	47,402,965
Weighted average common shares outstanding - fully diluted	48,493,840	47,402,965

Net income (loss) per common share - basic	$0.01	$(0.02)
Net income (loss) per common share - fully diluted	$0.01	$(0.02)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$313,813	$(760,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	699,725	286,903
Depreciation and amortization	5,811	6,850
Amortization of debt issuance costs	63,073	45,984
Accretion of discount on asset retirement obligations	1,152	797
Common stock warrants	10,088	228,888
Common stock warrants, related parties	–	40,393
Common stock options, related parties	162,365	237,461
Deferred income taxes	(433,788)	(154,184)
Decrease (increase) in current assets:
Accounts receivable	(275,927)	249,336
Prepaid expenses	7,141	(478)
Contingent consideration receivable	–	207,033
Increase (decrease) in current liabilities:
Accounts payable	952	122,902
Accounts payable, related parties	–	6,212
Accrued expenses	40,447	38,089
Royalties payable, related party	–	(10,352)
Net cash provided by operating activities	594,852	544,977

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	199,800	–
Purchases of oil and gas properties and development capital expenditures	(861,679)	(2,436,964)
Purchases of other property and equipment	–	(3,660)
Net cash used in investing activities	(661,879)	(2,440,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities	–	2,000,000
Debt issuance costs paid	–	(46,919)
Net cash provided by financing activities	–	1,953,081

NET CHANGE IN CASH	(67,027)	57,434
CASH AT BEGINNING OF PERIOD	1,417,340	1,401,141
CASH AT END OF PERIOD	$1,350,313	$1,458,575

SUPPLEMENTAL INFORMATION:
Interest paid	$104,280	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$1,613,839	$4,176,755
Prepaid expenses applied to purchase of oil and gas properties	$1,313,298	$–
Deposits on purchase of oil and gas properties owed in common stock	$–	$438,539
Capitalized asset retirement costs, net of revision in estimate	$(18,098)	$24,746

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to trade its common stock on the OTCBB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (Formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Emerald Oil, Inc. and also formerly known as Voyager Oil & Gas, Inc.), became effective. We became a publicly traded company when our shares began trading on July 1, 2010. Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana. Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner with a growing, diversified portfolio of oil and gas wells. We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis. Occasionally we also purchase working interests in producing wells.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2012, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

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

	March 31,	December 31,
	2013	2012
Cash	$513,804	$513,788
Money market funds	836,509	903,552
Total	$1,350,313	$1,417,340

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $850,313 and $917,340 in excess of FDIC and SIPC insured limits at March 31, 2013 and December 31, 2012, respectively. The Company has not experienced any losses in such accounts.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The unamortized balance of debt issuance costs at March 31, 2013, and December 31, 2012, was $594,629 and $657,702, respectively. Amortization of debt issuance costs charged to interest expense was $63,073 and $45,984 for the three months ended March 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2013. We depreciate our website development costs on a straight line basis over the useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $4,722 and $4,465 as of March 31, 2013 and 2012, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average common shares outstanding – basic	47,979,990	47,402,965
Plus: Potentially dilutive common shares:
Stock options and warrants	513,850	–
Weighted average common shares outstanding – diluted	48,493,840	47,402,965

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 8,176,209 and 8,040,375 as of March 31, 2013 and 2012, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $5,811 and $6,850 for the three months ended March 31, 2013 and 2012, respectively.

Revenue Recognition

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover an imbalance situation.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$10,540	$33,049
Capitalized Interest Costs	–	–
Total	$10,540	$33,049

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FASB ASC 310-40 requires that impaired loans receivable be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers the contingent consideration receivable received pursuant to a sale of substantially all of the assets of the Company, as received in the spin-off on April 16, 2010, to be accounted for in accordance with ASC 310-40. As such, prior to the settlement of the contingent consideration receivable in September of 2012, we tested for impairment annually using the present value of expected future net cash flows.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Expense related to common stock and stock options issued for services and compensation totaled $162,365 and $237,461 for the three months ended March 31, 2013 and 2012, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $10,088 and $269,281 of warrant related costs were amortized during the three months ended March 31, 2013 and 2012, respectively, pursuant to warrants granted in consideration for credit facilities. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated upon termination of a credit facility.

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

Recent Accounting Pronouncements

New accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. There have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Oil and gas properties, full cost method:
Evaluated costs	$39,834,838	$35,248,983
Unevaluated costs, not subject to amortization or ceiling test	8,040,576	9,055,513
	47,875,414	44,304,496
Other property and equipment	85,917	85,917
	47,961,331	44,390,413
Less: Accumulated depreciation, amortization, depletion and impairments	(6,498,720)	(5,793,184)
Total property and equipment, net	$41,462,611	$38,597,229

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Months Ended
	March 31,
	2013	2012
Depletion of costs for evaluated oil and gas properties	$699,725	$286,903
Depreciation and amortization of other property and equipment	5,811	6,850
Total depreciation, amortization and depletion	$705,536	$293,753

Note 4 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2013 and 2012. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2013		March 31, 2012
	Gross	Net	Gross	Net
North Dakota	72	2.51	37	1.12
Montana	1	0.08	–	–
Total	73	2.59	37	1.12

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of March 31, 2013 and 2012, our principal oil and gas assets included approximately 12,971 and 11,259 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
	2013	2012
Purchases of oil and gas properties and development costs for cash	$861,679	$2,436,964
Purchase of oil and gas properties accrued at period-end	4,231,984	6,598,905
Purchase of oil and gas properties accrued at beginning of period	(2,618,145)	(2,422,150)
Prepaid expenses applied to purchase of oil and gas properties	1,313,298	–
Capitalized asset retirement costs, net of revision in estimate	(18,098)	24,746
Total purchase and development costs, oil and gas properties	$3,770,718	$6,638,465

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2013 Acquisitions

During the three months ended March 31, 2013, we purchased approximately 800 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $416,283.

2013 Divestitures

During the three months ended March 31, 2013, we sold a total of approximately 60 net mineral acres of oil and gas properties for total proceeds of $199,800. No gain or loss was recorded pursuant to the sales.

2012 Acquisitions

During the three months ended March 31, 2012, we purchased approximately 802 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $1,075,306.

2012 Divestitures

There were no sales of oil and gas properties during the three months ended March 31, 2012.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Beginning asset retirement obligation	$67,145	$3,900
Revision in estimate of asset retirement obligation	(20,123)	–
Liabilities incurred for new wells placed in production	2,025	24,746
Accretion of discount on asset retirement obligation	1,152	797
Ending asset retirement obligation	$50,199	$29,443

Note 6 – Related Party

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb received a total of $-0- and $16,603 during the three months ended March 31, 2013 and 2012, respectively, none of which were received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 is due upon receipt by the Company of the final settlement payment from Peerless Media, Ltd.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and subject to increases of $24 per month for each of the subsequent four year periods. We have paid a total of $7,832 and $3,339 to this entity during the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Litigation Settlements and Contingent Consideration Receivable

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

	Contingent		Net Contingent
	Consideration	Royalties	Consideration
	Receivable	Payable	Receivable
Balance spun-off, April 16, 2010:	$7,532,985	$(415,000)	$7,117,985

Net royalties received and commissions paid	(182,335)	11,343	(170,992)
Fair value adjustment	(878,650)	80,057	(798,593)
Balance, December 31, 2010	6,472,000	(323,600)	6,148,400

Net royalties received and commissions paid	(463,398)	23,169	(440,229)
Balance, December 31, 2011	6,008,602	(300,431)	5,708,171

Net royalties received and commissions paid	(529,361)	26,468	(502,893)
Elimination of the contingent receivable due to settlement agreement	(5,479,241)	273,963	(5,205,278)
Balance, December 31, 2012	$–	$–	$–

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2013, the Company has a settlement receivable of $2.5 million for the remaining litigation settlement and payables of $160,000 and $116,234 related to remaining contingent attorneys’ fees payable and amounts due Mr. Lipscomb, respectively. The contingent consideration receivable was relieved in 2012 as a part of the settlement. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $-0- and $11,018 for the three months ended March 31, 2013 and 2012, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash Equivalents	1,350,313	–	–
Total assets	1,350,313		–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,350,313	$(5,748,844)	$–

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,417,340	$–	$–
Total assets	1,417,340		–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,417,340	$(5,748,844)	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2013 and 2012.

Level 2 liabilities consist of Revolving credit facilities. No fair value adjustment was necessary during the three months ended March 31, 2013 and 2012.

Note 9 – Revolving Credit Facilities

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Credit Facility will mature on August 1, 2015. The Credit Facility may be prepaid with thirty (30) days written notice at any time. On September 5, 2012, in connection with the amended financing, the Company agreed to issue Dougherty Funding, LLC warrants to purchase up to 900,000 shares of the Company’s common stock, of which 585,000 shares have currently been issued, at an exercise price of $0.38 per share. The remaining warrants to purchase 315,000 shares are available to be granted when the remaining $3.5 million of the credit facility becomes available. The warrants expire on August 31, 2015.

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 revolving credit facility, including interest of $51,722.

Revolving credit facility consisted of the following as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Dougherty Funding, LLC Revolving Credit Facility	$5,748,844	$5,748,844

The following presents components of interest expense by instrument type for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
	2013	2012
Revolving Credit Facilities, interest	$159,819	$38,000
Revolving Credit Facilities, finance charges	63,073	45,984
Revolving Credit Facilities, warrant costs	10,088	269,281
	$232,980	$353,265

Note 10 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 –Options

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

The Company recognized a total of $162,365, and $237,461 of compensation expense during the three months ended March 31, 2013 and 2012, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,792,457 as of March 31, 2013.

Options Exercised

No options were exercised during the three month periods ended March 31, 2013 and 2012.

Options Forfeited

No options were forfeited during the three month periods ended March 31, 2013 and 2012.

Note 12 – Warrants

Warrants

We recognized a total of $10,088 and $228,888 of finance expense during the three months ended March 31, 2013 and 2012, respectively, on common stock warrants issued to lenders, including related party amounts of $-0- and $40,393 during the three months ended March 31, 2013 and 2012, respectively. Warrants are amortized over the remaining life of the respective loan. The fair value of the warrants related to the PrenAnte5 Revolving Credit Facility was being amortized over the life of the loan and the amortization was accelerated to fully amortize the fair value as of the early termination date of April 12, 2012. The remaining unamortized balance of these warrants is $98,102 as of March 31, 2013.

Warrants Granted

No warrants were granted during the three month periods ended March 31, 2013 and 2012.

Warrants Exercised

No warrants were exercised during the three month periods ended March 31, 2013 and 2012.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We currently estimate that our effective tax rate for the year ending December 31, 2013 will be approximately 37.4%. Losses incurred during the period from April 9, 2011 (inception) to March 31, 2013 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2013, net deferred tax assets were $3,647,468 after a valuation allowance applied to net deferred tax assets of approximately $463,827. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of March 31, 2013, the Company recognized deferred tax liabilities totaling $7,946,376 related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax benefit for the three months ended March 31, 2013 of $433,788 was primarily driven by a change in the Company’s effective tax rate from 41.0% to 37.4% due to a change in state apportionment factors.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before March 31, 2013.

Note 14 – Commitments and Contingencies

The Company from time to time may be involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not aware of any inquiries or administrative proceedings and is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company.

The Company periodically maintains cash balances at banks in excess of federally insured amounts. The extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of March 31, 2013 the Company had committed to AFE’s of approximately $3.2 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage.  We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $600,000 in oil and gas sales and $157,000 of production taxes and operating expenses to date of which $132,000 of oil and gas revenue and $33,000 of production expenses and taxes would relate to the three months ended March 31, 2013. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

On April 5, 2013, the Company entered into Change of Control Agreements with its Chief Executive Officer, Ken DeCubellis, and Chief Financial Officer, James Moe. The Change in Control Agreements provide for twelve months of severance in the event of termination as a result of a change in control of the Company.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Subsequent Events

Acreage Swap

On May 8, 2013, the Company closed on an acreage swap agreement. In exchange for 950 net acres in the Company’s Rainbow Field drilling units in Williams County North Dakota, the Company will receive a 7.5% working interest (WI) in the drilling unit consisting of Sections 13 & 14 of Township 154 North, Range 99 West, in the Stockyard Creek Field, an 8.4% WI in the drilling unit consisting of Sections 14 & 15 of Township 154 North, Range 99 West, in the Stockyard Creek Field and a drilling carry on the retained 151 net non-operated acres in the Rainbow Field whereby the operator will pay all drilling and completion costs of the Company’s retained 10% working interest on the first well in the one drilling unit and the Company’s retained 2% working interest on the first well in a second drilling unit. The operator has assessed that the Rainbow Field acreage will support sixteen wells, eight in the middle Bakken and eight in the first bench of the Three Forks.

The parties have a mutual option to execute a swap of additional acreage in the second Rainbow Field drilling unit in exchange for additional carried interest in the drilling unit.

The operator is currently drilling the first four wells of a fourteen well development plan in the Stockyard Creek Field. This transaction is exclusive of the wells currently producing on the acreage.

Oil & Gas Property Divestiture

The Company sold 45 net acres of oil and gas properties in North Dakota for proceeds of $143,686 from April 1, 2013 through May 13, 2013.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn revenues or to monetize claims that we have for payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	unavailability of oil and gas prospects to acquire;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of March 31, 2013, we controlled the rights to mineral leases covering approximately 12,971 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

•	acquire high-potential mineral leases;
•	access appropriate capital markets to fund continued acreage acquisition and drilling activities;
•	develop and maintain strategic industry relationships;
•	attract and retain talented associates;
•	operate a low overhead non-operator business model; and
•	become a low cost producer of hydrocarbons.

We believe the following are the key drivers to our business performance:

•	the ability of the Company to acquire acreage at a price that is significantly below the acreage value when fully developed;
•	the ability of operators to successfully drill wells on the acreage position we hold and incur customary costs;
•	the sales price per barrel of oil;
•	the number of producing wells we own and the performance of those wells; and
•	our ability to raise capital to fund drilling costs and acreage acquisitions.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still traded on the OTCBB under the trading symbol “ANFC.”

Operational Highlights

During the first quarter of 2013, we achieved the following financial and operating results:

•	production reached 21,802 Boe, or 242 Boe per day, representing 171% production growth compared to the first quarter of 2012;
•	participated in the completion of 7 gross (0.29 net) wells, with a 100% success rate in the Bakken and Three Forks plays increasing our total producing wells to 73 gross (2.59 net) wells;
•	decreased our general and administrative expenses 69% on a per Boe basis compared to the first quarter of 2012;
•	realized $0.6 million of cash flow from operating activities; and
•	continued expansion of our activities in the Bakken and Three Forks plays by growing production and continuing to prove and acquire additional acreage.

Operationally, our first quarter of 2013 performance reflects continued success in executing our strategy of developing our acreage position and building production. We purchased 800 net mineral acres of oil and gas properties during the quarter. In addition, our production increased 171% to 21,802 Boe in the first quarter of 2013 as compared to first quarter of 2012 production of 8,046 Boe. The increase in production was driven by a 131% increase in producing net wells from 1.12 net wells at March 31, 2012 to 2.59 net wells at March 31, 2013.

Total revenues increased 187% in the first quarter of 2013 compared to the first quarter of 2012 driven by higher production and an increase in average realized prices on a Boe basis of 5.9% in the first quarter of 2013 compared to the same period in 2012. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

Recent Developments

Acreage Swap

On May 8, 2013, the Company closed on an acreage swap agreement. In exchange for 950 net acres in the Company’s Rainbow Field drilling units in Williams County North Dakota, Black Ridge will receive:

•	7.5% working interest (WI) in the drilling unit consisting of Sections 13 & 14 of Township 154 North, Range 99 West, in the Stockyard Creek Field;
•	8.4% WI in the drilling unit consisting of Sections 14 & 15 of Township 154 North, Range 99 West, in the Stockyard Creek Field;
•	a drilling carry on the retained 151 net non-operated acres in the Rainbow Field whereby the operator will pay all drilling and completion costs of the Company’s retained 10% working interest on the first well in the one drilling unit and the Company’s retained 2% working interest on the first well in a second drilling unit. The operator has assessed that the Rainbow Field acreage will support sixteen wells, eight in the middle Bakken and eight in the first bench of the Three Forks.

The parties have a mutual option to execute a swap of additional acreage in the second Rainbow Field drilling unit in exchange for additional carried interest in the drilling unit.

The operator is currently drilling the first four wells of a fourteen well development plan in the Stockyard Creek Field. This transaction is exclusive of the wells currently producing on the acreage.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we controlled approximately 12,971 net acres in the Williston Basin. In addition, the Company owned working interests in 90 gross wells representing 3.17 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

	Three Months Ended
	March 31,
	2013	2012
Net Production:
Oil (Bbl)	20,496	7,621
Natural Gas (Mcf)	7,837	2,548
Barrel of Oil Equivalent (Boe)	21,802	8,046

Average Sales Prices:
Oil (per Bbl)	$90.70	$85.43
Effect of oil hedges on average price (per Bbl)	$–	$–
Oil net of hedging (per Bbl)	$90.70	$85.43
Natural Gas (per Mcf)	$6.68	$5.94
Effect of natural gas hedges on average price (per Mcf)	$–	$–
Natural gas net of hedging (per Mcf)	$6.68	$5.94

Average Production Costs:
Oil (per Bbl)	$12.76	$18.60
Natural Gas (per Mcf)	$0.94	$0.93
Barrel of Oil Equivalent (Boe)	$12.33	$17.92

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012
Depletion of oil and natural gas properties	$699,725	$286,903

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2013 and 2012, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2013		March 31, 2012
	Gross	Net	Gross	Net
North Dakota	72	2.51	37	1.12
Montana	1	0.08	–	–
Total	73	2.59	37	1.12

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of March 31, 2013 and 2012. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	March 31, 2013		March 31, 2012
	Gross	Net	Gross	Net
North Dakota	1	0.02	6	0.28
Total	1	0.02	6	0.28

Results of Operations for the Three Months Ended March 31, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Oil and gas sales	$1,911,299	$666,206	$1,245,093

Operating expenses:
Production expenses	268,806	144,151	124,655
Production taxes	219,342	75,432	143,910
General and administrative	603,578	713,891	(110,313)
Depletion of oil and gas properties	699,725	286,903	412,822
Accretion of discount on
asset retirement obligations	1,152	797	355
Depreciation and amortization	5,811	6,850	(1,039)
Total operating expenses:	1,798,414	1,228,024	570,390

Net operating income (loss)	112,885	(561,818)	674,703

Total other income (expense)	(232,860)	(353,223)	120,363

Loss before provision for income taxes	(119,975)	(915,041)	795,066

Provision for income taxes	433,788	154,184	279,604

Net income (loss)	$313,813	$(760,857)	$1,074,670

Revenues:

We recognized $1,911,299 in revenues from sales of crude oil and natural gas for the three months ended March 31, 2013 compared to revenues of $666,206 for the three months ended March 31, 2012, an increase of $1,245,093, or 187%. These revenues are due to the drilling and development of producing wells. We had 73 gross producing wells as of March 31, 2013, and an additional 17 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 37 gross producing wells, and an additional 13 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of March 31, 2012.

Expenses:

Production expenses

Production expenses were $268,806 and $144,151 for the three months ended March 31, 2013 and 2012, respectively, an increase of $124,655, or 86%. Our production expenses and taxes are greater than the comparative period due to our rapid expansion and increased acreage holdings. Production expenses decreased as a percentage of revenues from 22% in 2012 to 14% in 2013 as one well in the 2012 period experienced high costs of hauling and disposing well water. On a per unit basis, production expenses decreased from $17.92 per Boe in in the first quarter of 2012 to $12.33 per Boe in the first quarter of 2013. While the decrease in production expenses on a per unit basis from the first quarter of 2012 to the first quarter of 2013 was significant, the first quarter 2012 expense was high compared to the 2012 average production expense of $8.79 per Boe. The increase in production expenses per Boe in the first quarter of 2013 over the 2012 average was due primarily to workover expenses.

Production taxes

Our production taxes of $219,342 and $75,432 for the three months ended March 31, 2013 and 2012, respectively, an increase of $143,910, or 191%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 11.5% and 11.3% of oil and gas revenues in the first quarter of 2013 and 2012, respectively.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 were $603,578 compared to $713,891 for the three months ended March 31, 2012, a decrease of $110,313, or 15%. Our decrease in general and administrative expenses was primarily due to decreased option related compensation expense and decreased professional fees for legal and consulting services offset by increased compensation as a result of hiring additional employees to support our expanding operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $699,725 for the three months ended March 31, 2013, compared to $286,903 for the three months ended March 31, 2012, an increase of $412,822, or 144%. The increase was due primarily due to our expansion of production and acquisitions of oil & gas properties during 2012 and the first quarter of 2013.

Depreciation

Depreciation expense for the three months ended March 31, 2013 was $5,811, compared to $6,850 for the three months ended March 31, 2012, a decrease of $1,039, or 15%. The decreased depreciation expense was due to leasehold improvements that have become fully depreciated.

Net operating income (loss)

The net operating income for the three months ended March 31, 2013 was $112,885, compared to a net loss of ($561,818) for the three months ended March 31, 2012, a difference of $674,703. Our net operating income (loss) consisted primarily of our oil and gas revenue netted against oil & gas production costs, professional fees, officer salaries and depletion expense incurred as we expanded our oil and gas business. The decrease is a result of our expenses, primarily general and administrative expenses, not growing as rapidly as our oil and gas revenue.

Other income and (expenses)

Other income and (expenses) for the three months ended March 31, 2013 was ($232,860) compared to ($353,223) for the three months ended March 31, 2012. The net other income and (expenses) for the three months ended March 31, 2013 consisted of $120 of interest income and $232,980 of interest expense including $10,088 of amortized warrant costs and $63,072 of amortized debt financing costs for the three months ended March 31, 2013. Our net other income and (expenses) for the three months ended March 31, 2012 consisted of $42 of interest income and $353,265 of interest expense including $269,281 of amortized warrant costs and $45,984 of amortized debt issuance costs for the three months ended March 31, 2013. Amortization of the warrants and deferred financing costs were accelerated during the three months ended March 31, 2013 due to the termination of the PrenAnte5 credit facility on April 12, 2012.

Provision for income taxes

We had income tax benefits of $433,788 and $154,184 for the three months and March 31, 2013 and 2012, respectively, a difference of $279,604. The tax benefit in the three months ended March 31, 2012 was driven by a change in our effective tax rate from 41.0% to 37.4% due to a change in state apportionment factors.

Net income (loss)

The net income for the three months ended March 31, 2013 was $313,813, compared to a net loss of ($760,857) for the three months ended March 31, 2012, a difference of $1,074,670. Our net income or loss consisted primarily of our oil and gas revenues and income tax benefits netted against our oil & gas production costs, professional fees, officer salaries and interest expense. The difference is primarily due to an increase in revenues greater than the increase in operating expenses, primarily general and administrative expenses, and decreased interest expense due to the acceleration of amortization on warrant and debt financing costs in the 2012 period due to the termination of the PrenAnte5 credit facility on April 12, 2012.

Non-GAAP Financial Measures

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, and (v) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted EBITDA does not represent, and should not be considered an alternative to GAAP measurements. We believe this measure is useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted EBITDA results provide useful information to both management and investors by excluding certain expenses that our management believes are not indicative of our core operating results. Although we use adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted EBITDA to Net Income, GAAP, are included below:

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$313,813	$(760,857)

Add back:
Interest expense, net, excluding amortization of warrant based financing costs	222,772	83,942
Income tax provision	(433,788)	(154,184)
Depreciation, depletion, and amortization	705,536	293,753
Accretion of abandonment liability	1,152	797
Share based compensation	172,453	506,742

Adjusted EBITDA	$981,938	$(29,807)

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2013 and December 31, 2012, respectively.

	March 31,	December 31,
	2013	2012
Current Assets	$5,059,484	$6,171,023

Current Liabilities	$4,946,664	$3,291,426

Working Capital	$112,820	$2,879,597

As of March 31, 2013 we had positive working capital of $112,820.

The following table summarizes our cash flows during the three month periods ended March 31, 2013 and 2012, respectively.

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$594,852	$544,977
Net cash used in investing activities	(661,879)	(2,440,624)
Net cash provided by financing activities	–	1,953,081

Net change in cash	$(67,027)	$57,434

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $594,852 and $544,977 for the three months ended March 31, 2013 and 2012, respectively, an increase of $49,875. The increase was due to increased revenues from higher production activity in part offset by higher production costs. Additionally, changes in working capital from operating activities resulted in a decrease in cash of $227,387 in the three months ended March 31, 2013 as compared to an increase in cash of $612,742 for the same period in the previous year.

Net cash used in investing activities was $661,879 and $2,440,624 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $1,778,745. The decrease in cash used in investing activities is in part attributable to a decrease in cash spent for property acquisition as we purchased 800 acres of oil and gas properties for $416,283 in the first quarter of 2013 as compared to purchasing 802 acres of oil and gas properties for $1,075,306 in the first quarter of 2012. Additionally, cash spent for well development amounted to $245,596 during the first quarter of 2013 as $1,313,298 of prepaid expenses were applied to well development and accounts payable related to well development increased by $1,613,839.

Net cash provided from financing was $-0- and $1,953,081 for the three month period ended March 31, 2013 and 2012, respectively. We did not take any draws on our revolving credit facility in the first quarter of 2013 while funding current operational and investing activity through operating income and working capital. In the first quarter of 2012 we took our first draw of $2,000,000 on our PrenAnte5 revolving credit facility and paid debt issuance costs of $46,919.

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

The Credit Facility will mature on August 1, 2015. The Credit Facility may be prepaid with thirty (30) days written notice at any time. In connection with the amended financing, the Company agreed to issue Dougherty Funding, LLC warrants to purchase up to 900,000 shares of the Company’s common stock, of which 585,000 shares have currently been issued, at an exercise price of $0.38. The remaining warrants to purchase 315,000 shares are available to be granted when the remaining $3.5 million of the credit facility becomes available. The warrants expire on August 31, 2015.

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our predecessor PrenAnte5 revolving credit facility, including interest of $51,722, and we have taken subsequent draws (net of repayments) of $3,298,844 through March 31, 2013 and have used the proceeds to pay for our development of oil and gas wells and.

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

As of March 31, 2013, our balance of cash and cash equivalents was $1,350,313. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facility, potential sale of shares of our stock, third party financing, and/or traditional bank financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BLACK RIDGE OIL & GAS, INC.

Dated: May 14, 2013	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis,
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ James A. Moe
James A. Moe,
Chief Financial Officer (Principal Financial Officer)

