Form 10-Q
period 2013-06-30
Black Ridge Oil & Gas, Inc.
filed 2013-08-13
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

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

The number of shares of registrant’s common stock outstanding as of August 12, 2013 was 47,979,990.

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,572,479	$1,417,340
Accounts receivable	1,767,325	856,233
Settlement receivable	2,500,000	2,500,000
Advances to operators	1,573,359	1,350,295
Prepaid expenses	29,357	47,155
Total current assets	7,442,520	6,171,023

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	42,565,477	35,248,983
Unproved properties	6,663,926	9,055,513
Other property and equipment	85,917	85,917
Total property and equipment	49,315,320	44,390,413
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(7,373,193)	(5,793,184)
Total property and equipment, net	41,942,127	38,597,229

Debt issuance costs, net	283,048	657,702

Total assets	$49,667,695	$45,425,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,136,889	$2,953,526
Settlement payable	160,000	160,000
Settlement accounts payable, related party	116,234	116,234
Accrued expenses	114,183	61,666
Total current liabilities	5,527,306	3,291,426

Asset retirement obligations	72,602	67,145
Revolving credit facility	7,863,838	5,748,844
Deferred tax liability	4,205,995	4,732,696

Total liabilities	17,669,741	13,840,111

Commitments and contingencies (See note 14)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	30,242,810	29,847,212
Retained earnings	1,707,164	1,690,651
Total stockholders' equity	31,997,954	31,585,843

Total liabilities and stockholders' equity	$49,667,695	$45,425,954

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Oil and gas sales	$2,151,001	$1,380,524	$4,062,300	$2,046,730

Operating expenses:
Production expenses	269,461	121,732	538,267	265,883
Production taxes	232,528	158,378	451,870	233,810
General and administrative	586,860	1,237,883	1,190,438	1,951,774
Depletion of oil and gas properties	868,663	527,712	1,568,388	814,615
Accretion of discount on asset retirement obligations	1,811	1,208	2,963	2,005
Depreciation and amortization	5,811	5,734	11,622	12,584
Total operating expenses	1,965,134	2,052,647	3,763,548	3,280,671

Net operating income (loss)	185,867	(672,123)	298,752	(1,233,941)

Other income (expense):
Interest income	73	200	193	242
Interest (expense)	(576,153)	(172,903)	(809,133)	(526,168)
Total other income (expense)	(576,080)	(172,703)	(808,940)	(525,926)

Loss before provision for income taxes	(390,213)	(844,826)	(510,188)	(1,759,867)

Provision for income taxes	92,913	227,381	526,701	381,565

Net income (loss)	$(297,300)	$(617,445)	$16,513	$(1,378,302)

Weighted average common shares outstanding - basic	47,979,990	47,789,762	47,979,990	47,596,363
Weighted average common shares outstanding - fully diluted	47,979,990	47,789,762	48,540,032	47,596,363

Net income (loss) per common share - basic	$(0.01)	$(0.01)	$0.00	$(0.03)
Net income (loss) per common share - fully diluted	$(0.01)	$(0.01)	$0.00	$(0.03)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,513	$(1,378,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	1,568,388	814,615
Depreciation and amortization	11,622	12,584
Amortization of debt issuance costs	399,654	80,463
Accretion of discount on asset retirement obligations	2,963	2,005
Common stock issued for terminated oil and gas acquisition	–	438,539
Common stock warrants	65,884	259,069
Common stock warrants, related parties	–	45,719
Common stock options, related parties	329,714	474,162
Deferred income taxes	(526,701)	(381,565)
Decrease (increase) in current assets:
Accounts receivable	(911,092)	(563,619)
Prepaid expenses	17,798	(52,452)
Contingent consideration receivable	–	335,999
Increase (decrease) in current liabilities:
Accounts payable	(14,833)	44,749
Accounts payable, related parties	–	(9,206)
Accrued expenses	52,517	–
Royalties payable, related party	–	(16,800)
Net cash provided by operating activities	1,012,427	105,960

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	343,486	736,625
Purchases of oil and gas properties and development capital expenditures	(2,675,398)	(6,893,144)
Advances to operators	(615,370)	–
Purchases of other property and equipment	–	(7,428)
Net cash used in investing activities	(2,947,282)	(6,163,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities	4,300,000	7,825,000
Repayments on revolving credit facilities	(2,185,006)	(2,000,000)
Debt issuance costs paid	(25,000)	(295,822)
Net cash provided by financing activities	2,089,994	5,529,178

NET CHANGE IN CASH	155,139	(528,809)
CASH AT BEGINNING OF PERIOD	1,417,340	1,401,141
CASH AT END OF PERIOD	$1,572,479	$872,332

SUPPLEMENTAL INFORMATION:
Interest paid	$275,920	$140,917
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for development of oil and gas properties	$2,198,196	$7,865,941
Advances from operators received in swap for oil and gas properties	$(1,200,000)	$–
Advances to operators applied to development of oil and gas properties	$1,592,306	$–
Capitalized asset retirement costs, net of revision in estimate	$2,494	$48,688

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

Reclassifications

In the current year, the Company separately classified advances to operators from prepaid expenses in the Balance Sheet. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentation.

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

	June 30,	December 31,
	2013	2012
Cash	$513,817	$513,788
Money market funds	1,058,662	903,552
Total	$1,572,479	$1,417,340

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $1,072,479 and $917,340 in excess of FDIC and SIPC insured limits at June 30, 2013 and December 31, 2012, respectively. The Company has not experienced any losses in such accounts.

Advances to Operators

The Company participates in the drilling of crude oil and natural gas wells with other working interest partners. Due to the capital intensive nature of crude oil and natural gas drilling activities, the working interest partner responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs. The Company expects such advances to be applied by working interest partners against joint interest billings for its share of the drilling operations within 120 days from when the advance is paid.

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at June 30, 2013, and December 31, 2012, was $283,048 and $657,702, respectively. Amortization of debt issuance costs charged to interest expense were $399,654 and $80,463 for the six months ended June 30, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through June 30, 2013. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $9,443 and $9,187 for the six months ended June 30, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	47,979,990	47,789,762	47,979,990	47,596,363
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–	560,042	–
Weighted average common shares outstanding – diluted	47,979,990	47,789,762	48,540,032	47,596,363

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 9,374,876 and 8,040,375 for the three months ended June 30, 2013 and 2012, respectively, and 8,176,209 and 8,040,375 for the six months ended June 30, 2013 and 2012, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $11,622 and $12,584 for the six months ended June 30, 2013 and 2012, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30,
	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$10,540	$66,098
Capitalized Interest Costs	–	–
Total	$10,540	$66,098

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Expense related to common stock and stock options issued for services and compensation totaled $329,714 and $912,701 for the six months ended June 30, 2013 and 2012, respectively, including $-0- and $438,539, respectively, of common stock valued at the fair market value based on the Company’s closing trading price on the date of grant, and $329,714 and $474,162, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $65,884 and $304,788 of warrant related costs were amortized during the six months ended June 30, 2013 and 2012, respectively, pursuant to warrants granted in consideration for credit facilities. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated upon termination of a credit facility.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Oil and gas properties, full cost method:
Evaluated costs	$42,565,477	$35,248,983
Unevaluated costs, not subject to amortization or ceiling test	6,663,926	9,055,513
	49,229,403	44,304,496
Other property and equipment	85,917	85,917
	49,315,320	44,390,413
Less: Accumulated depreciation, amortization, depletion and impairments	(7,373,193)	(5,793,184)
Total property and equipment, net	$41,942,127	$38,597,229

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Months Ended
	June 30,
	2013	2012
Depletion of costs for evaluated oil and gas properties	$1,568,388	$814,615
Depreciation and amortization of other property and equipment	11,622	12,584
Total depreciation, amortization and depletion	$1,580,010	$827,199

Note 4 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at June 30, 2013 and 2012. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2013		June 30, 2012
	Gross	Net	Gross	Net
North Dakota	80	2.74	48	1.83
Montana	1	0.08	–	–
Total	81	2.82	48	1.83

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 30, 2013 and 2012, our principal oil and gas assets included approximately 11,891 and 11,213 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30,
	2013	2012
Purchases of oil and gas properties and development costs for cash	$2,675,398	$6,893,144
Purchase of oil and gas properties accrued at period-end	4,816,341	10,288,091
Purchase of oil and gas properties accrued at beginning of period	(2,618,145)	(2,422,150)
Advances to operators applied to purchase of oil and gas properties	1,592,306	–
Capitalized asset retirement costs, net of revision in estimate	2,494	48,688
Total purchase and development costs, oil and gas properties	$6,468,394	$14,807,773

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

2013 Acquisitions

During the six months ended June 30, 2013, we purchased approximately 800 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $416,283.

2013 Divestitures

During the six months ended June 30, 2013, we sold a total of approximately 105 net mineral acres of oil and gas properties for total proceeds of $343,486. No gain or loss was recorded pursuant to the sales.

2013 Swap Transactions

During the six months ended June 30, 2013, we traded a total of approximately 950 net mineral acres of oil and gas properties for 160 net mineral acres and approximately $1.2 million in prepaid well development costs. No gain or loss was recorded pursuant to the transaction.

2012 Acquisitions

During the six months ended June 30, 2012, we purchased approximately 978 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $1,291,113.

Of the 2012 acquisitions, 110 of the net mineral acres were acquired on February 14, 2012 from the State of North Dakota. The acreage we purchased lies within the riverbed of the Missouri river and there is third-party litigation ongoing in the State of North Dakota pertaining to state’s ownership of similar riparian acreage. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the original purchase price for the lease. We have signed an Authorization for Expenditure (“AFE”) to participate in our 8.7% working interest in a well developed on the spacing unit where the acreage resides and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result, we have not capitalized our share of the development costs or recognized any of the revenue from this well.

2012 Divestitures

On various dates during the six months ended June 30, 2012, we sold approximately 221 net acres for total proceeds of $736,625. No gain or loss was recorded pursuant to the sales.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Beginning asset retirement obligation	$67,145	$3,900
Revision in estimate of asset retirement obligation	(20,123)	–
Liabilities incurred for new wells placed in production	22,617	48,688
Accretion of discount on asset retirement obligation	2,963	2,005
Ending asset retirement obligation	$72,602	$54,593

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Related Party

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb received a total of $-0- and $26,006 during the six months ended June 30, 2013 and 2012, respectively, of which $6,448 was received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 is due upon receipt by the Company of the final settlement payment from Peerless Media, Ltd.

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and subject to increases of $24 per month for each of the subsequent four year periods. We have paid a total of $15,765 and $10,844 to this entity during the six months ended June 30, 2013 and 2012, respectively.

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

BLACK RIDGE OIL & GAS, INC.

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

On September 27, 2012, the Company entered into a settlement agreement with Peerless and ElectraWorks, Ltd. (“ElectraWorks”) to settle all claims regarding Peerless’s performance of obligations with respect to the business purchased by Peerless from Ante4, Inc. in November 2009 (the "Litigation"). The Litigation was pending before Judicial Arbitration and Mediation Services (JAMS) in Los Angeles, California. Under the settlement agreement, Peerless/ElectraWorks will pay the Company $13.5 million, of which $11 million was received by the Company in 2012 and the remaining $2.5 million is payable on or before December 31, 2013. In addition, Peerless/ElectraWorks will make payments to the Company upon certain contingencies related to the passage of federal or state legislation permitting real money online poker and Peerless/ElectraWorks or one of their affiliates obtaining such a license. The maximum amount of these contingent payments is $6.5 million with the amount determined based on how such legislation is enacted. Under the settlement agreement the Company has released its rights to the royalty stream and no further payments are due from Peerless/ElectraWorks other than those set forth in the settlement agreement.

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

As of June 30, 2013, the Company has a settlement receivable of $2.5 million for the remaining litigation settlement and payables of $160,000 and $116,234 related to remaining contingent attorneys’ fees payable and amounts due Mr. Lipscomb, respectively. The contingent consideration receivable was relieved in 2012 as a part of the settlement. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $-0- and $31,408 for the six months ended June 30, 2013 and 2012, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash Equivalents	1,572,479	–	–
Total assets	1,572,479	–	–
Liabilities
Revolving credit facilities	–	7,863,838	–
Total Liabilities	–	7,863,838	–
	$1,572,479	$(7,863,838)	$–

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,417,340	$–	$–
Total assets	1,417,340	–	–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,417,340	$(5,748,844)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2013 and 2012.

Level 2 liabilities consist of Revolving credit facilities. No fair value adjustment was necessary during the six months ended June 30, 2013 and 2012.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Revolving Credit Facilities

PrenAnte5, LLC Revolving credit facility

On May 2, 2011, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”) and Prenante5, LLC, as agent for the Lenders (PrenAnte5, LLC, in such capacity, the “Agent”). The facility provided $10 million in financing to be made available for drilling projects on the Company’s North Dakota Bakken and Three Forks position. The facility terms stated it would be available for a period of three years over which time we may draw on the line seven times, pay the line down three times, and terminate the facility without penalty one time. The facility set the minimum total draw at $500,000 and required the Company, upon each draw, to provide the Lender with a compliance certificate that, along with other usual and customary financial covenants, stated that the Company has at least twelve months interest coverage on its balance sheet in cash. We received our first draw of $2 million on February 24, 2012, and subsequently repaid the balance plus accrued interest of $51,722 on April 12, 2012 when we terminated the revolving credit facility.

Dougherty Funding, LLC Revolving credit facility

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC as Lender which was subsequently amended on September 5, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Credit Facility”). Under the terms of the amended Credit Facility, up to $20 million maximum is available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there is a valid and enforceable Authorization for Expenditure and that are incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011 (the “Previous Credit Facility”). Of the $20 million Credit Facility, $16.5 million is currently available. If the Company has not successfully completed an equity offering of at least $10 million by August 31, 2014, then advances will no longer be available under the Credit Facility.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Revolving credit facility consisted of the following as of June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Dougherty Funding, LLC Revolving Credit Facility	$7,863,838	$5,748,844

The following presents components of interest expense by instrument type for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
	June 30,
	2013	2012
Revolving Credit Facilities, interest	$343,595	$140,917
Revolving Credit Facilities, finance charges	399,654	80,463
Revolving Credit Facilities, warrant costs	65,884	304,788
	$809,133	$526,168

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

The Company recognized a total of $329,714, and $474,162 of compensation expense during the six months ended June 30, 2013 and 2012, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,625,108 as of June 30, 2013.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Exercised

No options were exercised during the six month periods ended June 30, 2013 and 2012.

Options Forfeited

No options were forfeited during the six month periods ended June 30, 2013 and 2012.

Note 12 – Warrants

Warrants

We recognized a total of $65,884 and $304,788 of finance expense during the six months ended June 30, 2013 and 2012, respectively, on common stock warrants issued to lenders, including related party amounts of $-0- and $45,719 during the six months ended June 30, 2013 and 2012, respectively. Warrants are amortized over the remaining life of the respective loan. The fair value of the warrants related to the PrenAnte5 Revolving Credit Facility were being amortized over the life of the loan and the amortization was accelerated to fully amortize the fair value as of the early termination date of April 12, 2012. The remaining unamortized balance of warrants is $42,306 as of June 30, 2013 and the amortization has been accelerated to fully amortize the fair value of the warrants by the anticipated payoff date of the Dougherty facility, which is September 7, 2013.

Warrants Granted

No warrants were granted during the six month periods ended June 30, 2013 and 2012.

Warrants Exercised

No warrants were exercised during the six month periods ended June 30, 2013 and 2012.

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

We currently estimate that our effective tax rate for the year ending December 31, 2013 will be approximately 37.5%. Losses incurred during the period from April 9, 2011 (inception) to June 30, 2013 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2013, net deferred tax assets were $4,337,441 after a valuation allowance applied to net deferred tax assets of approximately $506,803. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of June 30, 2013, the Company recognized deferred tax liabilities totaling $8,543,436 related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax benefit for the six months ended June 30, 2013 of $526,701 was primarily driven by a change in the Company’s effective tax rate from 41.0% to 37.5% due to a change in state apportionment factors.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before June 30, 2013.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of June 30, 2013 the Company had committed to AFE’s of approximately $3.6 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage.  We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $720,000 in oil and gas sales and $179,000 of production taxes and operating expenses to date of which $252,000 of oil and gas revenue and $55,000 of production expenses and taxes would relate to the six months ended June 30, 2013. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 15 – Subsequent Events

Changes in Management

Effective August 1, 2013, the Company appointed Mr. Michael Eisele, 30, to the position of Chief Operating Officer. Mr. Eisele has served since August 2012 as the Company’s Vice President of Land, overseeing the Company’s acreage portfolio and managing acquisitions and divestitures.

In connection with Mr. Eisele’s promotion to Chief Operating Officer, his annual salary increased from $105,000 to $130,000 and, pursuant to the Company’s 2012 Amended and Restated Stock Incentive Plan and a Stock Option Agreement, Mr. Eisele was granted options to purchase 165,000 shares. These options vest in five equal installments, commencing one year from the date of grant on August 1, 2013, and continuing for the next four anniversaries thereof until fully vested. The Company and Mr. Eisele also entered into the Company’s standard Director and Officer Indemnification Agreement, pursuant to which the Company will indemnify Mr. Eisele against certain liabilities which may arise by reason of his status as an officer, as well as a Change of Control Agreement, which provides, among other things, for twelve months of severance pay in the event of termination as a result of a change in control of the Company.

Debt Refinance

On August 8, 2013, the Company entered into a $50 million first lien revolving credit facility and a $75 million second lien term credit facility, which are described in further detail below.

Senior and Subordinated Credit Facilities

The Company has entered into a Credit Agreement dated August 8, 2013 (the “Senior Credit Agreement”) by and between the Company, as borrower, and Cadence Bank, N.A., as lender (“Cadence”) (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability is initially set at $7 million and is subject to periodic redeterminations. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

The Senior Credit Facility will mature on August 8, 2016. The Company may prepay the entire amount of Base Rate loans at any time, and may prepay the entire amount of LIBOR loans upon at least three business days’ notice to Cadence. The Senior Credit Facility is secured by first priority interests in mortgages on substantially all of the Company’s assets, including but not limited to the Company’s mineral interests in North Dakota and Montana.

On August 8, 2013, the Company entered into a Second Lien Credit Agreement dated August 8, 2013 (the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provides for initial commitment availability of $25 million subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% original issue discount. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK (Payment In Kind) Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and until December 31, 2014, a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

The Subordinated Credit Facility matures on June 30, 2017. Upon at least three business days’ written notice, the Company may prepay the entire amount under the loans, together with accrued interest. Each prepayment made prior to the second anniversary of the funding date, as defined in the Subordinated Credit Facility, shall be accompanied by a make-whole amount, as defined in the Subordinated Credit Agreement. Prepayments made on or after the second anniversary of the funding date shall be accompanied by an applicable premium, as set forth in the Subordinated Credit Agreement. The Subordinated Credit Facility is secured by second priority interests on substantially all of the Company’s assets, including but not limited to second priority mortgages on the Company’s mineral interests in North Dakota and Montana.

Cadence and Chambers have entered into an Intercreditor Agreement dated August 8, 2013 (the “Intercreditor Agreement”). The Intercreditor Agreement provides that any liens on the assets of the Company securing indebtedness under the Subordinated Credit Facility are subordinate to liens on the assets securing indebtedness under the Senior Credit Facility and sets forth the respective rights, obligations and remedies of the lenders under the Senior Credit Facility with respect to their first priority liens and the lenders under the Subordinated Credit Facility with respect to their second priority liens.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) net of at least 1.25 to 1.0, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a total funded debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) as of the last day of any fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells.

In connection with the funding of the Credit Facilities, the Company will pay-off amounts outstanding, including accrued interest, and terminate the Dougherty Credit Facility.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders cashless warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of June 30, 2013, we controlled the rights to mineral leases covering approximately 11,891 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

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

Operational Highlights

During the second quarter of 2013, we achieved the following financial and operating results:

•	production reached 25,741 Boe, or 283 Boe per day, representing 47% production growth compared to the second quarter of 2012 and 17% production growth compared to the first quarter of 2013;
•	participated in the completion of 8 gross (0.23 net) wells, with a 100% success rate in the Bakken and Three Forks plays increasing our total producing wells to 81 gross (2.82 net) wells;
•	decreased our general and administrative expenses 68% on a per Boe basis compared to the second quarter of 2012;
•	attained a record adjust EBITDA from operations of $1.2 million;
•	realized $.04 million of cash flow from operating activities; and
•	continued expansion of our activities in the Bakken and Three Forks plays by growing production and improving our acreage portfolio.

Operationally, our second quarter of 2013 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 47% to 25,741 Boe in the second quarter of 2013 as compared to second quarter of 2012 production of 17,515 Boe. The increase in production was driven by a 54% increase in producing net wells from 1.83 net wells at June 30, 2012 to 2.82 net wells at June 30, 2013.

Total revenues increased 56% in the second quarter of 2013 compared to the second quarter of 2012 driven by higher production and an increase in average realized prices on a Boe basis of 6.0% in the second quarter of 2013 compared to the same period in 2012. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

Recent Developments

Refinance

On August 8, 2013, the Company entered into a $50 million first lien revolving credit facility (the “Senior Credit Facility”) with Cadence Bank, N.A. (“Cadence”) and a $75 million second lien term loan facility (the “Subordinated Credit Facility”) with Chambers Energy Management, LP (“Chambers”).

The Senior Credit Facility has an initial availability of $7 million which was established based on the Company’s year-end 2012 proved reserves. This borrowing base is subject to periodic redeterminations based on changes to the Company’s reserve base. The Senior Credit Facility will mature August 8, 2016.

The Subordinated Credit Facility has a maximum aggregate principal amount of $75 million and has an initial availability of $25 million. The Company expects the availability to increase as the Company continues to acquire new, high value leaseholds in the heart of the Bakken and Three Forks development fairway. The Subordinated Credit Facility will mature on June 30, 2017.

We intend to use these two new facilities to accelerate the growth of the Company’s footprint in the Bakken/Three Forks trends through potential working interest and/or leasehold purchases, development of wells on the Company’s existing leases, and retiring the existing credit facility with Dougherty Funding LLC.

Acreage Swap

On May 8, 2013, the Company closed on an acreage swap agreement. In exchange for 950 net acres in the Company’s Rainbow Field drilling units in Williams County North Dakota, the Company received:

•	7.5% working interest (WI) in the drilling unit consisting of Sections 13 & 14 of Township 154 North, Range 99 West, in the Stockyard Creek Field;
•	8.5% WI in the drilling unit consisting of Sections 14 & 15 of Township 154 North, Range 99 West, in the Stockyard Creek Field;
•	a drilling carry on the retained 151 net non-operated acres in the Rainbow Field whereby the operator will pay all drilling and completion costs of the Company’s retained 10% working interest on the first well in the one drilling unit and the Company’s retained 2% working interest on the first well in a second drilling unit. The operator has assessed that the Rainbow Field acreage will support sixteen wells, eight in the middle Bakken and eight in the first bench of the Three Forks.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three and six month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we controlled approximately 11,891 net acres in the Williston Basin. In addition, the Company owned working interests in 97 gross wells representing 3.50 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Production:
Oil (Bbl)	23,663	17,165	44,159	24,786
Natural Gas (Mcf)	12,465	2,102	20,302	4,650
Barrel of Oil Equivalent (Boe)	25,741	17,515	47,543	25,561

Average Sales Prices:
Oil (per Bbl)	$88.02	$79.77	$89.26	$81.51
Effect of oil hedges on average price (per Bbl)	$–	$–	$–	$–
Oil net of hedging (per Bbl)	$88.02	$79.77	$89.26	$81.51
Natural Gas (per Mcf)	$5.48	$5.31	$5.94	$5.66
Effect of natural gas hedges on average price (per Mcf)	$–	$–	$–	$–
Natural gas net of hedging (per Mcf)	$5.48	$5.31	$5.94	$5.66

Average Production Costs:
Oil (per Bbl)	$11.03	$7.07	$11.83	$10.62
Natural Gas (per Mcf)	$0.69	$0.16	$0.78	$0.58
Barrel of Oil Equivalent (Boe)	$10.47	$6.95	$11.32	$10.40

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the six months ended June, 2013 and 2012, respectively.

	Six Months Ended
	June 30,
	2013	2012
Depletion of oil and natural gas properties	$1,568,388	$814,615

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at June 30, 2013 and 2012, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2013		June 30, 2012
	Gross	Net	Gross	Net
North Dakota	80	2.74	48	1.83
Montana	1	0.08	–	–
Total	81	2.82	48	1.83

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of June 30, 2013 and 2012. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	June 30, 2013		June 30, 2012
	Gross	Net	Gross	Net
North Dakota	2	0.15	2	0.07
Total	2	0.15	2	0.07

Results of Operations for the Three Months Ended June 30, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Oil and gas sales	$2,151,001	$1,380,524	$770,447

Operating expenses:
Production expenses	269,461	121,732	147,729
Production taxes	232,528	158,378	74,150
General and administrative	586,860	1,237,883	(651,023)
Depletion of oil and gas properties	868,663	527,712	340,951
Accretion of discount on asset retirement obligations	1,811	1,208	603
Depreciation and amortization	5,811	5,734	77
Total operating expenses:	1,965,134	2,052,647	(87,513)

Net operating income (loss)	185,867	(672,123)	857,990

Total other income (expense)	(576,080)	(172,703)	(403,377)

Loss before provision for income taxes	(390,213)	(844,826)	454,613

Provision for income taxes	92,913	227,381	(134,468)

Net income (loss)	$(297,300)	$(617,445)	$320,145

Revenues:

We recognized $2,151,001 in revenues from sales of crude oil and natural gas for the three months ended June 30, 2013 compared to revenues of $1,380,524 for the three months ended June 30, 2012, an increase of $770,477, or 56%. These revenues are due to the drilling and development of producing wells. We had 81 gross producing wells as of June 30, 2013, and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 48 gross producing wells, and an additional 11 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of June 30, 2012.

Expenses:

Production expenses

Production expenses were $269,461 and $121,732 for the three months ended June 30, 2013 and 2012, respectively, an increase of $147,729, or 121%. Our production expenses are greater than the comparative period due to our rapid expansion and increased acreage holdings. Production expenses increased as a percentage of revenues from 8.8% in 2012 to 12.5% in 2013 as increased workover and related expenses and higher water hauling and disposal costs in 2013 drove production costs higher. On a per unit basis, production expenses increased from $6.95 per Boe in the second quarter of 2012 to $10.47 per Boe in the second quarter of 2013.

Production taxes

Our production taxes of $232,528 and $158,378 for the three months ended June 30, 2013 and 2012, respectively, an increase of $74,150, or 47%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.8% and 11.5% of oil and gas revenues in the second quarter of 2013 and 2012, respectively, the decrease driven by increased production from Montana which has a lower production tax rate.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 were $586,860 compared to $1,237,883 for the three months ended June 30, 2012, a decrease of $651,023, or 53%. Our decrease in general and administrative expenses was primarily due to a one-time expense $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete as well as decreased option related compensation expense and decreased professional fees for legal and consulting services offset by increased compensation as a result of hiring additional employees to support our expanding operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $868,663 for the three months ended June 30, 2013, compared to $527,712 for the three months ended June 30, 2012, an increase of $340,951, or 65%. The increase was due primarily due to our expansion of production and acquisitions of oil & gas properties during 2012 and the first half of 2013.

Depreciation

Depreciation expense for the three months ended June 30, 2013 was $5,811, compared to $5,734 for the three months ended June 30, 2012, an increase of $77, or 1%.

Net operating income (loss)

The net operating income for the three months ended June 30, 2013 was $185,867, compared to a net operating loss of ($672,123) for the three months ended June 30, 2012, a difference of $857,990. Our net operating income (loss) consisted primarily of our oil and gas revenue netted against oil & gas production costs, professional fees, officer salaries and depletion expense incurred as we expanded our oil and gas business. The majority of the difference is due to a one-time expense of $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and our expenses, primarily general and administrative expenses, not growing as rapidly as our oil and gas revenue.

Other income and (expenses)

Other income and (expenses) for the three months ended June 30, 2013 was ($576,080) compared to ($172,703) for the three months ended June 30, 2012. The net other income and (expenses) for the three months ended June 30, 2013 consisted of $73 of interest income and ($576,153) of interest expense including ($55,796) of amortized warrant costs and ($336,582) of amortized debt financing costs for the three months ended June 30, 2013. Our net other income and (expenses) for the three months ended June 30, 2012 consisted of $200 of interest income and ($172,903) of interest expense including ($35,507) of amortized warrant costs and ($34,479) of amortized debt issuance costs for the three months ended June 30, 2013. Amortization of the warrants and deferred financing costs were accelerated during 2013 due to our anticipated termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing.

Provision for income taxes

We had income tax benefits of $526,701 and $381,565 for the six months and June 30, 2013 and 2012, respectively, a difference of $145,136. The tax benefit in the six months ended June 30, 2013 and 2012 was driven by our pre-tax losses of $510,188 and $1,759,867, respectively, and increased by the effect on deferred taxes of a change in our effective tax rate from 41.0% to 37.5% during the six months ended June 30, 2013 due to a change in state apportionment factors.

Net income (loss)

The net loss for the three months ended June 30, 2013 was ($297,300), compared to a net loss of ($617,445) for the three months ended June 30, 2012, a difference of $320,145. Our net income or loss consisted primarily of our oil and gas revenues and income tax benefits netted against our oil & gas production costs, professional fees, officer salaries and interest expense. The difference is primarily due to a one-time expense of $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and an increase in revenues greater than the increase in operating expenses, primarily general and administrative expenses, offset by increased interest expense due to the acceleration of amortization on warrant and debt financing costs in the 2013 period due to the anticipated termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing.

Results of Operations for the Six Months Ended June 30, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Oil and gas sales	$4,062,300	$2,046,730	$2,015,570

Operating expenses:
Production expenses	538,267	265,883	272,384
Production taxes	451,870	233,810	218,060
General and administrative	1,190,438	1,951,774	(761,336)
Depletion of oil and gas properties	1,568,388	814,615	753,773
Accretion of discount on asset retirement obligations	2,963	2,005	958
Depreciation and amortization	11,622	12,584	(962)
Total operating expenses:	3,763,548	3,280,671	482,877

Net operating income (loss)	298,752	(1,233,941)	1,532,693

Total other income (expense)	(808,940)	(525,926)	(283,014)

Loss before provision for income taxes	(510,188)	(1,759,867)	1,249,679

Provision for income taxes	526,701	381,565	145,136

Net income (loss)	$16,513	$(1,378,302)	$1,394,815

Revenues:

We recognized $4,062,300 in revenues from sales of crude oil and natural gas for the six months ended June 30, 2013 compared to revenues of $2,046,730 for the six months ended June 30, 2012, an increase of $2,015,570, or 98%. These revenues are due to the drilling and development of producing wells. We had 81 gross producing wells as of June 30, 2013, and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 48 gross producing wells, and an additional 11 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of June 30, 2012.

Expenses:

Production expenses

Production expenses were $538,267 and $265,883 for the six months ended June 30, 2013 and 2012, respectively, an increase of $272,384, or 102%. Production expenses increased as a percentage of revenues from 13.0% in 2012 to 13.3% in 2013. On a per unit basis, production expenses increased from $10.40 per Boe in in the first half of 2012 to $11.32 per Boe in the first half of 2013. Our 2013 production expenses are greater than the comparative period due to our rapid expansion and increased acreage holdings in addition to increased well workover and related expenses in the first and second quarters and increased weather related expenses incurred in the first quarter of 2013, offset by higher water disposal costs in the first quarter of 2012.

Production taxes

Our production taxes of $451,870 and $233,810 for the six months ended June 30, 2013 and 2012, respectively, an increase of $218,060, or 93%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 11.1% and 11.4% of oil and gas revenues in the first half of 2013 and 2012, respectively. The decrease in production taxes as a percent of sales is driven by our expansion into Montana, which has a lower production tax rate.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013 were $1,190,438 compared to $1,951,774 for the six months ended June 30, 2012, a decrease of $761,336, or 39%. Our decrease in general and administrative expenses was primarily due to a one-time expense of $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions we decided not to complete as well as decreased option related compensation expense and decreased professional fees for legal and consulting services offset by increased compensation as a result of hiring additional employees to support our expanding operations.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $1,568,388 for the six months ended June 30, 2013, compared to $814,615 for the six months ended June 30, 2012, an increase of $753,773, or 93%. The increase was due primarily due to our expansion of production and acquisitions of oil & gas properties during 2012 and the first half of 2013.

Depreciation

Depreciation expense for the six months ended June 30, 2013 was $11,622 compared to $12,584 for the six months ended June 30, 2012, a decrease of $962, or 8%. The decreased depreciation expense was due to leasehold improvements becoming fully depreciated in 2012.

Net operating income (loss)

The net operating income for the six months ended June 30, 2013 was $298,752, compared to a net loss of ($1,233,941) for the six months ended June 30, 2012, a difference of $1,532,693. Our net operating income (loss) consisted primarily of our oil and gas revenue netted against oil and gas production costs, professional fees, officer salaries and depletion expense incurred as we expanded our oil and gas business. A part of the difference is a result of a one-time expense $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and our expenses, primarily general and administrative expenses, not growing as rapidly as our oil and gas revenue.

Other income and (expenses)

Other income and (expenses) for the six months ended June 30, 2013 was ($808,940) compared to ($525,926) for the six months ended June 30, 2012. The net other income and (expenses) for the six months ended June 30, 2013 consisted of $193 of interest income and ($809,133) of interest expense including ($65,884) of amortized warrant costs and ($399,654) of amortized debt financing costs for the six months ended June 30, 2013. Amortization of the fair value of warrants and deferred financing costs were accelerated in 2013 due to the anticipated termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing. Our net other income and (expenses) for the six months ended June 30, 2012 consisted of $242 of interest income and ($526,168) of interest expense including ($304,788) of amortized warrant costs and ($80,463) of amortized debt issuance costs for the six months ended June 30, 2012. Amortization of the warrants and deferred financing costs were accelerated during the six months ended June 30, 2012 due to the termination of the PrenAnte5 credit facility on April 12, 2012.

Provision for income taxes

We had income tax benefits of $526,701 and $381,565 for the six months and June 30, 2013 and 2012, respectively, a difference of $145,136. The tax benefit in the six months ended June 30, 2013 and 2012 was driven by our pre-tax losses of $510,188 and $1,759,867, respectively, and increased by the effect on deferred taxes of a change in our effective tax rate from 41.0% to 37.5% during the six months ended June 30, 2013 due to a change in state apportionment factors.

Net income (loss)

The net income for the six months ended June 30, 2013 was $16,513, compared to a net loss of ($1,378,302) for the six months ended June 30, 2012, a difference of $1,394,815. Our net income (loss) consisted primarily of our oil and gas revenues and income tax benefits netted against our oil and gas production costs, professional fees, officer salaries and interest expense. The difference is primarily due to a one-time expense $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete as well as an increase in revenues greater than the increase in operating expenses, primarily general and administrative expenses offset by increased interest expense due to higher levels of borrowing and the acceleration of amortization on warrant and debt financing costs in the 2013 period due to the anticipated termination of the Dougherty credit facility as compared the acceleration of amortization on warrant and debt financing costs in the 2012 period due to the termination of the PrenAnte5 credit facility on April 12, 2012.

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

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (loss)	$(297,300)	$(617,445)	$16,513	$(1,378,302)
Add Back:
Interest Expense, net, excluding amortization of warrant based financing costs	520,284	137,196	743,056	221,138
Income Tax Provision	(92,913)	(227,381)	(526,701)	(381,565)
Depreciation, Depletion, and Amortization	874,474	533,446	1,580,010	827,199
Accretion of Abandonment Liability	1,811	1,208	2,963	2,005
Common stock issued for terminated oil and gas acquisition	–	438,539	–	438,539
Share Based Compensation	223,145	272,208	395,598	778,950

Adjusted EBITDA	$1,229,501	$537,771	$2,211,439	$507,964

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012, respectively.

	June 30,	December 31,
	2013	2012
Current Assets	$7,442,520	$6,171,023

Current Liabilities	$5,527,306	$3,291,426

Working Capital	$1,915,214	$2,879,597

As of June 30, 2013 we had positive working capital of $1,915,214.

The following table summarizes our cash flows during the six month periods ended June 30, 2013 and 2012, respectively.

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$1,012,427	$105,960
Net cash used in investing activities	(2,947,282)	(6,163,947)
Net cash provided by financing activities	2,089,994	5,529,178

Net change in cash and cash equivalents	$155,139	$(528,809)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $1,012,427 and $105,960 for the six months ended June 30, 2013 and 2012, respectively, an increase of $906,467. The increase was due to increased gross profit from higher production activity offset by changes in working capital from operating activities. Changes in working capital from operating activities resulted in a decrease in cash of ($855,610) in the six months ended June 30, 2013 as compared to a decrease in cash of ($261,329) for the same period in the previous year, primarily driven in both periods by increases in accounts receivable balances.

Net cash used in investing activities was $2,947,282 and $6,163,947 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $3,216,665. The decrease was primarily driven by decreased expenditures for well development as we paid $5,602,031 for well development during the 2012 period while in the 2013 period we spent $2,259,115 for well development and $615,370 in advances to operators for future well development. Additionally, the decrease in cash used in investing activities was also attributable to a decrease in cash spent for property acquisition as we purchased 800 acres of oil and gas properties for $416,283 in the six months ended June 30, 2013 as compared to purchasing 978 acres of oil and gas properties for $1,291,113 in the six months ended June 30, 2012.

Net cash provided from financing was $2,089,994 and $5,529,178 for the six month period ended June 30, 2013 and 2012, respectively. We drew $2,114,994, net of repayments, on our revolving credit facility in the in the six months ended June 30, 2013 while funding a portion of the operational and investing activity through operating income and working capital and paid $25,000 in debt issuance costs. In the six months ended June 30, 2012 we drew $2 million on our PrenAnte5 revolving credit facility and drew $5,825,000 on our Dougherty revolving credit facility, of which $2 million of the proceeds were used to repay the PrenAnte5 revolving credit facility, and paid debt issuance costs of $295,822.

Senior Credit Facility and Subordinated Credit Facilities

On August 8, 2013, the Company entered into a $50 million first lien revolving credit facility and a $75 million second lien term credit facility (collectively “the Credit Facilities”). The first funding from the Credit Facilities is scheduled to coincide with the repayment of the Dougherty Credit Facility at the end of a 30 day notice period.

The Company has entered into a Credit Agreement dated August 8, 2013 (the “Senior Credit Agreement”) by and between the Company, as borrower, and Cadence Bank, N.A., as lender (“Cadence”) (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability is initially set at $7 million and is subject to periodic redeterminations. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

The Senior Credit Facility will mature on August 8, 2016. The Company may prepay the entire amount of Base Rate loans at any time, and may prepay the entire amount of LIBOR loans upon at least three business days’ notice to Cadence. The Senior Credit Facility is secured by first priority interests in mortgages on substantially all of the Company’s assets, including but not limited to the Company’s mineral interests in North Dakota and Montana.

On August 8, 2013, the Company entered into a Second Lien Credit Agreement dated August 8, 2013 (the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% original issue discount. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK (Payment In Kind) Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and until December 31, 2014, a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

The Subordinated Credit Facility matures on June 30, 2017. Upon at least three business days’ written notice, the Company may prepay the entire amount under the loans, together with accrued interest. Each prepayment made prior to the second anniversary of the funding date, as defined in the Subordinated Credit Facility, shall be accompanied by a make-whole amount, as defined in the Subordinated Credit Agreement. Prepayments made on or after the second anniversary of the funding date shall be accompanied by an applicable premium, as set forth in the Subordinated Credit Agreement. The Subordinated Credit Facility is secured by second priority interests on substantially all of the Company’s assets, including but not limited to second priority mortgages on the Company’s mineral interests in North Dakota and Montana.

Cadence and Chambers have entered into an Intercreditor Agreement dated August 8, 2013 (the “Intercreditor Agreement”). The Intercreditor Agreement provides that any liens on the assets of the Company securing indebtedness under the Subordinated Credit Facility are subordinate to liens on the assets securing indebtedness under the Senior Credit Facility and sets forth the respective rights, obligations and remedies of the lenders under the Senior Credit Facility with respect to their first priority liens and the lenders under the Subordinated Credit Facility with respect to their second priority liens.

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) as of the last day of any fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells.

In connection with the funding of the Credit Facilities, the Company will pay-off amounts outstanding, including accrued interest, and terminate the Dougherty Credit Facility.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018.

Dougherty Revolving Credit Facility

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC (“Dougherty”) as Lender which was subsequently amended on September 5, 2012 and December 14, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Dougherty Credit Facility”). Under the terms of the amended Credit Facility, up to $20 million maximum is available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there is a valid and enforceable Authorization for Expenditure and that are incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011. Of the $20 million Dougherty Credit Facility, $16.5 million is currently available. If the Company has not successfully completed an equity offering of at least $10 million by August 31, 2014, then advances will no longer be available under the Dougherty Credit Facility.

Interest on the unpaid principal balance of the Dougherty Credit Facility accrues and is payable monthly at 9.25% per year. The Company must also pay the Lender quarterly a commitment fee in an amount equal to 0.25% of the average line of credit available, but not advanced, for the previous quarter. The Company must make payments equal to 90% of the Company’s earnings before taxes, depreciation and amortization (excluding certain items as defined in the Credit Agreement) on a quarterly basis as a principal payment on the Loan.

The Dougherty Credit Facility is secured by substantially all of the Company’s assets and has typical representations and warranties, covenants, and events of default, including, subject to certain exceptions, incurrence of additional indebtedness. The Credit Agreement requires that the Company meet certain conditions to obtain additional advances under the Dougherty Credit Facility, including providing certain documentation related to the Company’s oil and gas properties. The Lender has the right to approve advances for properties which are not held by production. In addition, the Company must maintain available cash and specified cash equivalents in an amount that is not less than the greater of (i) $300,000 and (ii) 12 months’ then-regularly scheduled payments of interest on the outstanding amount of advances.

The Dougherty Credit Facility will mature on August 1, 2015. The Credit Facility may be prepaid with thirty (30) days written notice at any time. In connection with the amended financing, the Company agreed to issue Dougherty Funding, LLC warrants to purchase up to 900,000 shares of the Company’s common stock, of which 585,000 shares have currently been issued, at an exercise price of $0.38 per share. The warrants expire on August 31, 2015.

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our predecessor PrenAnte5 revolving credit facility, including interest of $51,722, and we have taken subsequent draws, net of repayments, of $5,413,838 through June 30, 2013 and have used the proceeds to pay for development of oil and gas wells.

On August 8, 2013, we gave Dougherty notice of our intent to prepay the Dougherty Credit Facility in 30 days with proceed from the Subordinated Credit Facility.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout 2013. However, our availability under our credit facilities provides ample funding for our property acquisition and development plans throughout 2013. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2013, our balance of cash and cash equivalents was $1,572,479. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, and potential sale or use of shares of our stock.

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

As required under our new Credit Facilities, we will enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility. We anticipate using derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 42 month horizon. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs will be funded by cash from operations or borrowings under our credit facilities. As of June 30, 2013, we had not entered into any derivative agreements.

Interest Rate Risk

Our credit facility with Dougherty had a fixed interest rate. Under our new Credit Facilities our long-term debt is comprised of borrowings on floating interest rates. As a result, in future quarters, changes in interest rates can impact results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

10.1	Change of Control Agreement, dated April 5, 2013, between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. April 5, 2013)
10.2	Change of Control Agreement, dated April 5, 2013, between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. April 5, 2013)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: August 13, 2013	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2013	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

