Form 10-Q
period 2013-09-30
Black Ridge Oil & Gas, Inc.
filed 2013-11-13
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013

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

The number of shares of registrant’s common stock outstanding as of November 12, 2013 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,086,978	$1,417,340
Accounts receivable	2,144,259	856,233
Settlement receivable	2,500,000	2,500,000
Advances to operators	1,220,576	1,350,295
Prepaid expenses	30,791	47,155
Total current assets	10,982,604	6,171,023

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	47,556,747	35,248,983
Unproved properties	5,539,955	9,055,513
Other property and equipment	87,218	85,917
Total property and equipment	53,183,920	44,390,413
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(8,443,947)	(5,793,184)
Total property and equipment, net	44,739,973	38,597,229

Derivative instruments	6,885	–
Debt issuance costs, net	691,661	657,702

Total assets	$56,421,123	$45,425,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,014,464	$2,953,526
Settlement payable	160,000	160,000
Settlement accounts payable, related party	116,234	116,234
Accrued expenses	96,916	61,666
Derivative instruments	53,110	–
Total current liabilities	5,440,724	3,291,426

Asset retirement obligations	82,319	67,145
Revolving credit facilities and long term debt, net of discounts of $2,717,949 and $-0-, respectively	12,318,718	5,748,844
Deferred tax liability	4,117,287	4,732,696

Total liabilities	21,959,048	13,840,111

Commitments and contingencies (See note 15)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	32,930,595	29,847,212
Retained earnings	1,483,500	1,690,651
Total stockholders' equity	34,462,075	31,585,843

Total liabilities and stockholders' equity	$56,421,123	$45,425,954

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Oil and gas sales	$2,612,640	$2,285,731	$6,674,940	$4,332,461
Loss on settled derivatives	(21,184)	–	(21,184)	–
Unrealized loss on derivative instruments	(46,225)	–	(46,225)	–
Total revenues	$2,545,231	$2,285,731	$6,607,531	$4,332,461

Operating expenses:
Production expenses	274,756	161,793	813,023	427,676
Production taxes	271,116	292,925	722,986	526,735
General and administrative	524,849	1,003,743	1,715,287	2,955,517
Depletion of oil and gas properties	1,064,921	919,138	2,633,309	1,733,753
Accretion of discount on asset retirement obligations	1,811	1,339	4,774	3,344
Depreciation and amortization	5,832	5,811	17,454	18,395
Total operating expenses	2,143,285	2,384,749	5,906,833	5,665,420

Net operating income (loss)	401,946	(99,018)	700,698	(1,332,959)

Other income (expense):
Interest income	148	209	341	451
Interest (expense)	(714,466)	(278,129)	(1,523,599)	(804,297)
Settlement income	–	8,020,759	–	8,020,759
Settlement expense	–	(2,276,116)	–	(2,276,116)
Total other income (expense)	(714,318)	5,466,723	(1,523,258)	4,940,797

Loss before provision for income taxes	(312,372)	5,367,705	(822,560)	3,607,838

Provision for income taxes	88,708	(2,012,195)	615,409	(1,630,630)

Net income (loss)	$(223,664)	$3,355,510	$(207,151)	$1,977,208

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,725,172
Weighted average common shares outstanding - fully diluted	47,979,990	48,583,451	47,979,990	48,049,669

Net income (loss) per common share - basic	$(0.00)	$0.07	$(0.00)	$0.04
Net income (loss) per common share - fully diluted	$(0.00)	$0.07	$(0.00)	$0.04

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(207,151)	$1,977,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	2,633,309	1,733,753
Depreciation and amortization	17,454	18,395
Amortization of debt issuance costs	691,928	148,299
Accretion of discount on asset retirement obligations	4,774	3,344
Unrealized loss on derivative instruments	46,225	–
Accrued payment in kind interest applied to long term debt	36,667	–
Amortization of original issue discount on debt	6,457	–
Amortization of debt discounts, warrants	49,170	–
Common stock issued for terminated oil and gas acquisition	–	438,539
Common stock warrants	108,190	261,845
Common stock warrants, related parties	–	45,719
Common stock options, related parties	501,617	698,974
Deferred income taxes	(615,409)	1,630,630
Decrease (increase) in current assets:
Accounts receivable	(1,288,026)	(69,113)
Settlement receivable	–	(15,000,000)
Prepaid expenses	16,364	15,100
Contingent consideration receivable	–	6,008,602
Increase (decrease) in current liabilities:
Accounts payable	(216,975)	96,034
Accounts payable, related parties	–	(4,876)
Settlement payable	–	2,000,000
Settlement payable, related parties	–	550,079
Accrued expenses	35,250	82,352
Royalties payable, related party	–	(300,431)
Net cash provided by operating activities	1,819,844	334,453

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	500,031	993,449
Purchases of oil and gas properties and development capital expenditures	(5,991,601)	(12,025,284)
Advances to operators	(882,604)	–
Purchases of other property and equipment	(1,301)	(7,428)
Net cash used in investing activities	(6,375,475)	(11,039,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	22,000,000	13,850,000
Repayments on revolving credit facilities	(13,048,844)	(2,000,000)
Debt issuance costs paid	(725,887)	(771,233)
Net cash provided by financing activities	8,225,269	11,078,767

NET CHANGE IN CASH	3,669,638	373,957
CASH AT BEGINNING OF PERIOD	1,417,340	1,401,141
CASH AT END OF PERIOD	$5,086,978	$1,775,098

SUPPLEMENTAL INFORMATION:
Interest paid	$551,399	$266,082
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$2,277,913	$5,458,084
Advances to operators received in swap for oil and gas properties	$(1,200,000)	$–
Advances to operators applied to purchase of oil and gas properties	$2,212,323	$–
Capitalized asset retirement costs, net of revision in estimate	$10,400	$50,294
Liabilities relieved to additional paid-in capital	$–	$180,000
Fair value of detachable warrants granted in consideration of debt financing	$2,473,576	$–

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to trade its common stock on the OTCBB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Emerald Oil, Inc. and also formerly known as Voyager Oil & Gas, Inc.), became effective. We became a publicly traded company when our shares began trading on July 1, 2010. Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana. Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner with a growing, diversified portfolio of oil and gas wells. We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis. Occasionally, we also purchase working interests in producing wells.

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

Environmental Liabilities

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

	September 30,	December 31,
	2013	2012
Cash	$3,264,534	$513,788
Money market funds	1,822,444	903,552
Total	$5,086,978	$1,417,340

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $4,586,978 and $917,340 in excess of FDIC and SIPC insured limits at September 30, 2013 and December 31, 2012, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at September 30, 2013, and December 31, 2012, was $691,661 and $657,702, respectively. Amortization of debt issuance costs charged to interest expense were $691,928 and $148,299 for the nine months ended September 30, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through September 30, 2013. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $14,165 and $13,908 for the nine months ended September 30, 2013 and 2012, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	47,979,990	47,979,990	47,979,990	47,725,172
Plus: Potentially dilutive common shares:
Stock options and warrants	–	603,461	–	324,497
Weighted average common shares outstanding – diluted	47,979,990	48,583,451	47,979,990	48,049,669

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 14,539,876 and 6,438,042 for the three months ended September 30, 2013 and 2012, respectively, and 14,539,876 and 5,667,042 for the nine months ended September 30, 2013 and 2012, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $17,454 and $18,395 for the nine months ended September 30, 2013 and 2012, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30,
	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$17,291	$66,098
Capitalized Interest Costs	–	–
Total	$17,291	$66,098

Proceeds from sales of proved properties will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Expense related to common stock and stock options issued for services and compensation totaled $501,617 and $1,137,513 for the nine months ended September 30, 2013 and 2012, respectively, including $-0- and $438,539, respectively, of common stock valued at the fair market value based on the Company’s closing trading price on the date of grant, and $501,617 and $698,974, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $157,360 and $307,564 of warrant related costs were amortized during the nine months ended September 30, 2013 and 2012, respectively, pursuant to warrants granted in consideration for credit facilities, of which $49,170 and $-0- was amortized pursuant to the debt discounts during the nine months ended September 30, 2013 and 2012, respectively. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated upon termination of a credit facility.

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

Derivative Instruments and Price Risk Management

The Company uses derivative instruments to manage market risks resulting from fluctuations in the prices of crude oil. The Company enters into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil without the exchange of underlying volumes. The notional amounts of these financial instruments are based on a portion of the expected production from existing wells. The Company has, and may continue to use exchange traded futures contracts and option contracts to hedge the delivery price of crude oil at a future date.

Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized gains or losses as a result of mark-to market valuations are recorded to unrealized gain (loss) on derivatives on the statements of operations.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

New accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. In January 2013, the FASB issued Balance Sheet (Topic 210) — Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures. These disclosure requirements do not affect the presentation of amounts in the balance sheets, and were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.

Note 3 – Property and Equipment

Property and equipment at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Oil and gas properties, full cost method:
Evaluated costs	$47,556,747	$35,248,983
Unevaluated costs, not subject to amortization or ceiling test	5,539,955	9,055,513
	53,096,702	44,304,496
Other property and equipment	87,218	85,917
	53,183,920	44,390,413
Less: Accumulated depreciation, amortization, depletion and impairments	(8,443,947)	(5,793,184)
Total property and equipment, net	$44,739,973	$38,597,229

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended
	September 30,
	2013	2012
Depletion of costs for evaluated oil and gas properties	$2,633,309	$1,733,753
Depreciation and amortization of other property and equipment	17,454	18,395
Total depreciation, amortization and depletion	$2,650,763	$1,752,148

Note 4 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at September 30, 2013 and 2012. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	September 30, 2013		September 30, 2012
	Gross	Net	Gross	Net
North Dakota	91	3.14	57	2.20
Montana	1	0.08	–	–
Total	92	3.22	57	2.20

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of September 30, 2013 and 2012, our principal oil and gas assets included approximately 11,923 and 11,159 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30,
	2013	2012
Purchases of oil and gas properties and development costs for cash	$5,991,601	$12,025,284
Purchase of oil and gas properties accrued at period-end	4,896,058	7,880,234
Purchase of oil and gas properties accrued at beginning of period	(2,618,145)	(2,422,150)
Advances to operators applied to purchase of oil and gas properties	2,212,323	–
Capitalized asset retirement costs, net of revision in estimate	10,400	50,294
Total purchase and development costs, oil and gas properties	$10,492,237	$17,533,662

2013 Acquisitions

During the nine months ended September 30, 2013, we purchased approximately 1,043 net mineral acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $970,309.

2013 Divestitures

During the nine months ended September 30, 2013, we sold a total of approximately 157 net mineral acres of oil and gas properties for total proceeds of $500,031. No gain or loss was recorded pursuant to the sales.

2013 Swap Transactions

During the nine months ended September 30, 2013, we traded a total of approximately 950 net mineral acres of oil and gas properties for 160 net mineral acres and approximately $1.2 million in prepaid well development costs. No gain or loss was recorded pursuant to the transaction.

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

2012 Divestitures

On various dates during the nine months ended September 30, 2012, we sold approximately 283 net acres for total proceeds of $993,449. No gain or loss was recorded pursuant to the sales.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Beginning asset retirement obligation	$67,145	$3,900
Revision in estimate of asset retirement obligation	(20,123)	–
Liabilities incurred for new wells placed in production	30,523	50,294
Accretion of discount on asset retirement obligation	4,774	3,344
Ending asset retirement obligation	$82,319	$57,538

Note 6 – Related Party

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

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb received a total of $-0- and $35,674 during the nine months ended September 30, 2013 and 2012, respectively, of which $16,116 was received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 is due upon receipt by the Company of the final settlement payment from Peerless Media, Ltd.

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $1,142 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the first year commencing on May 1, 2012, and subject to increases of $24 per month for each of the subsequent four year periods. We have paid a total of $23,668 and $18,460 to this entity during the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013, the Company has a settlement receivable of $2.5 million for the remaining litigation settlement and payables of $160,000 and $116,234 related to remaining contingent attorneys’ fees payable and amounts due Mr. Lipscomb, respectively. The contingent consideration receivable was relieved in 2012 as a part of the settlement. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $-0- and $333,176 for the nine months ended September 30, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Derivative Instruments

The Company is required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as such, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in its statements of operations under the captions “Loss on on Settled Derivatives” and “Unrealized Gain (Loss) on Derivative Instruments.”

The Company has utilized swap and collar derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of crude oil production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits the upside revenue potential of upward price movements.

For a fixed price swap contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price and the Company is required to make a payment to the counterparty if the settlement price for any period is greater than the swap price. For a collar contract, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price, the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price and no payment is required by either party if the settlement price for any settlement period is between the floor price and the ceiling price.

The Company’s derivative contracts are settled based on reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing.

As of September 30, 2013, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps

Settlement Period	Oil (Barrels)	Fixed Price
October 1, 2013 – December 31, 2013	15,750	$102.20
January 1, 2014 – December 31, 2014	44,004	$94.45
January 1, 2015 – December 31, 2015	24,000	$88.28

Crude Oil Costless Collars

			Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of September 30, 2013 the Company had total volume on open commodity swaps of 83,754 barrels at a weighted average price of approximately $94.14.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Derivative gains and losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$(21,184)	$–	$(21,184)	$–
Crude oil collars	–	–	–	–
Realized loss on derivatives, net	$(21,184)	$–	$(21,184)	$–

Unrealized loss on derivatives:
Crude oil fixed price swaps	$(35,936)	$–	$(35,936)	$–
Crude oil collars	(10,289)	–	(10,289)	–
Unrealized loss on derivatives	$(46,225)	$–	$(46,225)	$–

Balance sheet offsetting of derivative assets and liabilities

In December 2011, the FASB issued ASU No2011-11, Balance Sheet (Topic210)-Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting arrangements to enable financial statement users to understand the effects of netting arrangements on an entity’s financial position. The Company adopted the provision of the standard upon entering into our first derivative contract and has provided the applicable disclosures below with respect to its derivative instruments.

All of the Company’s derivative contracts are carried at their fair value in the condensed balance sheets under the captions “Derivative instruments” and “Noncurrent derivative instruments”. Derivative instruments from the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the condensed balance sheets. The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under the netting arrangements with counterparties, and the resulting net amounts presented in the condensed balance sheets for the periods presented, all at fair value.

	September 30, 2013			December 31, 2012
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$95,861	$(88,976)	$6,885	$–	$–	$–

	September 30, 2013			December 31, 2012
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$(68,188)	$15,078	$(53,110)	$–	$–	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	September 30,	December 31
	2013	2012
Derivative assets	$–	$–
Noncurrent derivative assets	6,885	–
Net amount of assets on the balance sheet	6,885	–

Derivative liabilities	(53,110)	–
Noncurrent derivative liabilities	–	–
Net amounts of liabilities on the balance sheet	(53,110)	–
Total derivative liabilities, net	$(46,225)	$–

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,086,978	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	6,885	–
Total assets	5,086,978	6,885	–
Liabilities
Derivative Instruments (crude oil swaps and collars)	–	53,110	–
Long term debts, net of discounts	–	12,318,718	–
Total Liabilities	–	12,371,828	–
	$5,086,978	$(12,364,943)	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,417,340	$–	$–
Total assets	1,417,340	–	–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,417,340	$(5,748,844)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2013 and 2012.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the nine months ended September 30, 2013 and 2012.

Note 10 – Revolving Credit Facilities and Long Term Debt

Senior Credit Facility, Cadence Bank, N.A.

The Company entered into a Credit Agreement dated August 8, 2013 (the “Senior Credit Agreement”) by and between the Company, as borrower, and Cadence Bank, N.A., as lender (“Cadence”) (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

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

Subordinated Credit Facility, Chambers Energy Management, LP

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% Original Issue Discount (“OID”). The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the Payment In Kind (”PIK”) Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and until December 31, 2014, a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

The Subordinated Credit Facility matures on June 30, 2017. Upon at least three business days’ written notice, the Company may prepay the entire amount under the loans, together with accrued interest. Each prepayment made prior to the second anniversary of the funding date, as defined in the Subordinated Credit Facility, shall be accompanied by a make-whole amount, as defined in the Subordinated Credit Agreement. Prepayments made on or after the second anniversary of the funding date shall be accompanied by an applicable premium, as set forth in the Subordinated Credit Agreement. The Subordinated Credit Facility is secured by second priority interests on substantially all of the Company’s assets, including but not limited to second priority mortgages on the Company’s mineral interests in North Dakota and Montana. In conjunction with entering into the Subordinated Credit Facility, the Company issued detachable warrants to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share over a five year term. The estimated fair value using the Black-Scholes Pricing Model was $2,473,576 at issuance, based on a volatility rate of 114%, risk-free interest rate of 1.38% and a call option value of $0.4947 per share. Proceeds from the sale were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $49,170 was amortized during the nine months ended September 30, 2013. The remaining unamortized balance of the debt discount attributable to the warrants is $2,424,406 as of September 30, 2013.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) net of at least 1.25 to 1.0, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a total funded debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) as of the last day of any fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants for the period ending September 30, 2013.

On September 9, 2013, the Company repaid principal and interest outstanding under the Dougherty Credit Facility from the proceeds received pursuant to the Subordinated Credit Facility.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Revolving Credit Facility, Dougherty Funding, LLC (former credit facility)

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC as Lender which was subsequently amended on September 5, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Credit Facility”). Under the terms of the amended Credit Facility, up to $20 million maximum was available from time to time (i) to fund, or to reimburse the Company for, the Company’s pro-rata share of development and production costs for oil wells that relate to the Company’s oil and gas leasehold interests for which there was a valid and enforceable Authorization for Expenditure and that were incurred from and after the date of the Credit Facility, and (ii) to reimburse the Company for amounts that the Company paid from its own funds or from funds that it borrowed under its previous credit facility from Prenante5, LLC as agent pursuant to the Revolving Credit and Security Agreement dated May 2, 2011 (the “Previous Credit Facility”). Of the $20 million Credit Facility, $16.5 million was currently available prior to termination of the facility. If the Company had not successfully completed an equity offering of at least $10 million by August 31, 2014, then advances would no longer have been available under the Credit Facility.

Interest on the unpaid principal balance of the Credit Facility accrued and was payable monthly at 9.25% per year. The Company also paid the Lender quarterly a commitment fee in an amount equal to 0.25% of the average line of credit available, but not advanced, for the previous quarter. The Company was required to make payments equal to 90% of the Company’s earnings before taxes, depreciation and amortization (excluding certain items as defined in the Credit Agreement) on a quarterly basis as a principal payment on the Loan.

The Credit Facility was secured by substantially all of the Company’s assets and had typical representations and warranties, covenants, and events of default, including, subject to certain exceptions, incurrence of additional indebtedness. The Credit Agreement required that the Company meet certain conditions to obtain additional advances under the Credit Facility, including providing certain documentation related to the Company’s oil and gas properties. The Lender had the right to approve advances for properties which are not held by production. In addition, the Company was required to maintain available cash and specified cash equivalents in an amount that was not less than the greater of (i) $300,000 and (ii) 12 months’ then-regularly scheduled payments of interest on the outstanding amount of advances.

The Credit Facility had a maturity date of August 1, 2015. The Credit Facility could be prepaid with thirty (30) days written notice at any time. On September 5, 2012, in connection with the amended financing, the Company issued Dougherty Funding, LLC warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $0.38 per share. The warrants expire on August 31, 2015.

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our outstanding PrenAnte5 revolving credit facility, including interest of $51,722.

On September 9, 2013, we repaid and terminated the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Revolving Credit Facility, PrenAnte5, LLC

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

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Senior Revolving Credit Facility, Cadence Bank, N.A.	$–	$–
Subordinated Credit Agreement, Chambers	15,000,000	–
PIK Interest on Subordinated Credit Agreement, Chambers	36,667	–
Revolving Credit Facility, Dougherty Funding, LLC	–	5,748,844

Total credit facilities and long term debts	15,036,667	5,748,844
Less: Unamortized OID	(293,543)	–
Less: Unamortized debt discount attributable to warrants	(2,424,406)	–
Total credit facilities and long term debts, net of discounts	12,318,718	–
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$12,318,718	$5,748,844

Net proceeds of $14,700,000 were received from our $15,000,000 advance due to the $300,000 OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $6,457 was amortized during the nine months ended September 30, 2013. The remaining unamortized balance of the debt discount attributable to the OID is $293,543 as of September 30, 2013.

The following presents components of interest expense for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
	September 30,
	2013	2012
Credit Facilities, accrued PIK interest	$36,667	$–
Credit Facilities, amortization of OID	6,457	–
Credit Facilities, interest and commitment fees	631,188	348,434
Credit Facilities, amortization of debt issuance costs	691,927	148,299
Credit Facilities, amortization of warrant costs	157,360	307,564
	$1,523,599	$804,297

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

Note 12 – Options

Options Granted

On August 1, 2013, the Company granted options to purchase 165,000 shares of its common stock to Michael Eisele in connection with Mr. Eisele’s promotion to Chief Operating Officer. These options vest annually over five years beginning on the first anniversary of the grants and are exercisable until the tenth anniversary of the date of grant at an exercise price of $0.64 per share. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 114% and a call option value of $0.5520 was $91,087 and is being amortized over the vesting period.

On January 24, 2013, the Company granted a total of 762,500 options to purchase its common stock to officers and employees, including 400,000 options granted to Ken DeCubellis, the Company’s Chief Executive Officer, and 115,000 options granted to James Moe, the Company’s Chief Financial Officer. All of the options vest annually over five years beginning on the first anniversary of the grants and are exercisable until the tenth anniversary of the date of grant at an exercise price of $0.56 per share. The total estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.4725 was $360,307 and is being amortized over the vesting period.

The Company recognized a total of $501,617, and $698,974 of compensation expense during the nine months ended September 30, 2013 and 2012, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,544,292 as of September 30, 2013.

Options Exercised

No options were exercised during the nine months ended September 30, 2013 and 2012.

Options Forfeited

No options were forfeited during the nine months ended September 30, 2013 and 466,333 were forfeited during the nine months ended September 30, 2012.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Warrants

Warrants Granted

On August 8, 2013, in connection with entering into the Subordinated Credit Facility, the Company agreed to issue to the lenders cashless warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 114%, risk-free interest rate of 1.38% and a call option value of $0.4947 was $2,473,576 and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. Proceeds from the sale were allocated between the debt and equity based on the relative fair values at the time of issuance. The fair value of $2,473,576 is presented as a debt discount on the balance sheet and a total of $49,170 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively. The remaining unamortized balance of those warrants is $2,424,406 as of September 30, 2013.

We recognized a total of $157,360 and $307,564 of finance expense during the nine months ended September 30, 2013 and 2012, respectively, on common stock warrants issued to lenders, including related party amounts of $-0- and $45,719 during the nine months ended September 30, 2013 and 2012, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan. The fair value of the warrants related to the Dougherty Funding, LLC Revolving Credit Facility was being amortized over the life of the loan and the amortization was accelerated to fully amortize the fair value as of the early termination date of September 9, 2013. The fair value of the warrants related to the PrenAnte5 Revolving Credit Facility was amortized over the life of the loan and the amortization was accelerated to fully amortize the fair value as of the early termination date of April 12, 2012.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2013 and 2012.

Note 14 – Income Taxes

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

We currently estimate that our effective tax rate for the year ending December 31, 2013 will be approximately 37.35%. Losses incurred during the period from April 9, 2011 (inception) to September 30, 2013 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2013, net deferred tax assets were $5,608,018 after a valuation allowance applied to net deferred tax assets of approximately $544,495. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of September 30, 2013, the Company recognized deferred tax liabilities totaling $9,725,305 primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax benefit for the nine months ended September 30, 2013 of $615,409 was primarily driven by the Company’s loss before provision for income taxes and by a change in the Company’s effective tax rate from 41.0% to 37.35% due to a change in state apportionment factors.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2013.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 15 – Commitments and Contingencies

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of September 30, 2013 the Company had committed to AFE’s of approximately $4.3 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $835,000 in oil and gas sales and $204,000 of production taxes and operating expenses to date of which $367,000 of oil and gas revenue and $92,000 of production expenses and taxes would relate to the nine months ended September 30, 2013. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 16 – Subsequent Events

Oil and Gas Property Purchases

The Company purchased 250 net acres of oil and gas properties in North Dakota for approximately $1,239,927 from October 1, 2013 through November 12, 2013.

Oil and Gas Property Sales

The Company sold 32 net acres of oil and gas properties in North Dakota for proceeds of $103,144 from October 1, 2013 through November 12, 2013.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of September 30, 2013, we controlled the rights to mineral leases covering approximately 11,923 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

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

Operational Highlights

During the third quarter of 2013, we achieved the following financial and operating results:

•	production reached 28,349 Boe, or 308 Boe per day, representing 2% production growth compared to the third quarter of 2012 and 10% production growth compared to the second quarter of 2013;
•	participated in the completion of 11 gross (0.40 net) wells, with a 100% success rate in the Bakken and Three Forks plays increasing our total producing wells to 92 gross (3.22 net) wells;
•	decreased our general and administrative expenses 24% on a per Boe basis compared to the third quarter of 2012, excluding the effect of 2012 settlement related legal expenses;
•	attained a record adjusted EBITDA from operations, excluding settlement income of $1.7 million;
•	realized $0.8 million of cash flow from operating activities; and
•	continued expansion of our activities in the Bakken and Three Forks plays by growing production and improving our acreage portfolio.

Operationally, our third quarter of 2013 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 10% to 28,349 Boe in the third quarter of 2013 as compared to second quarter of 2013 production of 25,741 Boe. The increase in production was driven by a 14% increase in net producing wells from 2.82 net wells at June 30, 2013 to 3.22 net wells at September 30, 2013.

Total revenues increased 18% in the third quarter of 2013 compared to the second quarter of 2013, driven by higher production and an increase in average realized prices on a Boe basis of 9% in the third quarter of 2013 compared to the second quarter of 2013. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

We believe that a reverse split would, among other things, (i) better enable the Company to obtain a listing on a national securities exchange, (ii) facilitate higher levels of institutional stock ownership, where investment policies generally prohibit investments in lower-priced securities and (iii) better enable the Company to raise funds to finance its planned operations. However, there can be no assurance that we will be able to obtain a listing on a national securities exchange even if we implement the reverse stock split.

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three and nine month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we controlled approximately 11,923 net acres in the Williston Basin. In addition, the Company owned working interests in 108 gross wells representing 3.93 net wells that are preparing to drill, drilling, awaiting completion, complete or producing.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Production:
Oil (Bbl)	26,427	27,099	70,586	51,885
Natural gas (Mcf)	11,535	4,966	31,837	9,616
Barrel of oil equivalents (Boe)	28,349	27,927	75,892	53,488

Average Sales Prices:
Oil (per Bbl)	$96.07	$82.79	$91.81	$82.56
Effect of loss on settled derivatives on average price (per Bbl)	$(0.80)	$–	$(0.30)	$–
Oil net of settled derivatives (per Bbl)	$95.27	$82.79	$91.51	$82.56
Natural gas and NGL’s (per Mcf)	$6.41	$4.37	$6.11	$5.07
Realized price on a Boe basis including all realized settled derivatives	$91.41	$81.85	$87.67	$81.00

Average Production Costs:
Oil (per Bbl)	$10.10	$5.92	$11.18	$8.16
Natural Gas (per Mcf)	$0.67	$0.30	$0.74	$0.43
Barrel of Oil Equivalent (Boe)	$9.69	$5.79	$10.71	$8.00

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended
	September 30,
	2013	2012
Depletion of oil and natural gas properties	$2,633,309	$1,733,753

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2013 and 2012, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2013		September 30, 2012
	Gross	Net	Gross	Net
North Dakota	91	3.14	57	2.20
Montana	1	0.08	–	–
Total	92	3.22	57	2.20

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of September 30, 2013 and 2012. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	September 30, 2013		September 30, 2012
	Gross	Net	Gross	Net
North Dakota	4	0.24	–	0.00
Total	4	0.24	–	0.00

Results of Operations for the Three Months Ended September 30, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Oil and gas sales	$2,612,640	$2,285,731	$326,909
Loss on settled derivatives	(21,184)	–	(21,184)
Unrealized loss on derivatives	(46,225)	–	(46,225)
Total revenues:	2,545,231	2,285,731	259,500

Operating expenses:
Production expenses	274,756	161,793	112,963
Production taxes	271,116	292,925	(21,809)
General and administrative	524,849	1,003,743	(478,894)
Depletion of oil and gas properties	1,064,921	919,138	145,783
Accretion of discount on asset retirement obligations	1,811	1,339	472
Depreciation and amortization	5,832	5,811	21
Total operating expenses:	2,143,285	2,384,749	(241,464)

Net operating income (loss)	401,946	(99,018)	500,964

Total other income (expense)	(714,318)	5,466,723	(6,181,041)

Loss before provision for income taxes	(312,372)	5,367,705	(5,680,077)

Provision for income taxes	88,708	(2,012,195)	2,100,903

Net income (loss)	$(223,664)	$3,355,510	$(3,579,174)

Oil and Natural Gas Sales

We recognized $2,612,640 in revenues from sales of crude oil and natural gas, excluding losses on derivatives, for the three months ended September 30, 2013 compared to revenues of $2,285,731 for the three months ended September 30, 2012, an increase of $326,909, or 14%. The increase in revenues was driven by a 2% increase in production and a 13% increase in realized prices before the effects of settled derivatives. We had 92 gross producing wells as of September 30, 2013 and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion or completing stages compared to 57 gross producing wells and an additional six wells that were either in the drilling preparation, drilling, awaiting completion or completing stages as of September 30, 2012.

Derivatives

For the third quarter of 2013 we incurred a loss on settled derivatives of $21,184. We had no derivative instruments in 2012.

We had mark-to market derivative losses of $46,225 in the third quarter of 2013 resulting in a net derivative liability of $46,225. The third quarter of 2013 was the first quarter we entered into a derivative contracts.

Production Expenses

Production expenses were $274,756 and $161,793 for the three months ended September 30, 2013 and 2012, respectively, an increase of $112,963, or 70%. Our production expenses are greater than the comparative period due to our rapid expansion and increased acreage holdings. Production expenses increased as a percentage of revenues from 7.1% in 2012 to 10.8% in 2013 as increased workover and related expenses and higher water hauling and disposal costs in 2013 drove production costs higher. On a per unit basis, production expenses increased from $5.79 per Boe in the third quarter of 2012 to $9.69 per Boe in the third quarter of 2013.

Production Taxes

Our production taxes of $271,116 and $292,925 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $21,809, or 7%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.7% and 12.8% of oil and gas revenues in the third quarter of 2013 and 2012, respectively, the decrease driven by increased oil production in Montana, which has a lower production tax rate, and increased gas and related product sales which have lower average tax rates than oil sales compared to revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $524,849 compared to $1,003,743 for the three months ended September 30, 2012, a decrease of $478,894, or 48%. The decrease in general and administrative expenses was primarily due to non-contingent legal and other costs associated with litigation settlement activity in 2012 that were expensed as incurred. Legal and other costs associated with litigation settlement activity were $-0- and $327,363 in the three months ended September 30, 2013 and 2012, respectively. Additionally, share based compensation expense in general and administrative costs decreased $52,909 during the third quarter of 2013 compared to the third quarter of 2012.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $1,064,921 and $919,138 for the three months ended September 30, 2013 and 2012, respectively, an increase of $145,783, or 16%. The increase was due primarily to our expansion of production and acquisitions of oil & gas properties.

Depreciation

Depreciation expense for the three months ended September 30, 2013 was $5,832 compared to $5,811 for the three months ended September 30, 2012.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2013 was ($714,318) compared to $5,466,723 for the three months ended September 30, 2012. The net other income and (expenses) for the three months ended September 30, 2013 consisted of $148 of interest income and ($714,466) of interest expense including ($91,746) of amortized warrant costs and ($292,273) of amortized debt financing costs for the three months ended September 30, 2013. Our net other income and (expenses) for the three months ended September 30, 2012 consisted of a gain of $5,744,643 due to the settlement, net of expenses, of the Peerless/ElectraWorks arbitration, $209 of interest income and ($278,129) of interest expense including ($2,776) of amortized warrant costs and ($67,836) of amortized debt issuance. Amortization of the warrants and deferred financing costs were accelerated during 2013 due to the termination of the Dougherty credit facility on September 9, 2013 as part of our refinancing.

Provision for Income Taxes

We had an income tax benefit of $88,708 and income tax expense of ($2,012,195) for the three months ended September 30, 2013 and 2012, respectively, a difference of $2,100,903. The income tax benefit in the 2012 period was driven primarily by the settlement, net of expenses, of the Peerless/ElectraWorks arbitration, which resulted in tax expense of approximately $2,360,000 based on our effective tax rate of approximately 41%.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Oil and gas sales	$6,674,940	$4,332,461	$2,342,479
Loss on settled derivatives	(21,184)	–	(21,184)
Unrealized loss on derivatives	(46,225)	–	(46,225)
Total revenues:	6,607,531	4,332,461	2,275,070

Operating expenses:
Production expenses	813,023	427,676	385,347
Production taxes	722,986	526,735	196,251
General and administrative	1,715,287	2,955,517	(1,240,230)
Depletion of oil and gas properties	2,633,309	1,733,753	899,556
Accretion of discount on asset retirement obligations	4,774	3,344	1,430
Depreciation and amortization	17,454	18,395	(941)
Total operating expenses:	5,906,833	5,665,420	241,413

Net operating income (loss)	700,698	(1,332,959)	2,033,657

Total other income (expense)	(1,523,258)	4,940,797	(6,464,055)

Loss before provision for income taxes	(822,560)	3,607,838	(4,430,398)

Provision for income taxes	615,409	(1,630,630)	2,246,039

Net income (loss)	$(207,151)	$1,977,208	$(2,184,359)

Oil and Natural Gas Sales

We recognized $6,674,940 in revenues from sales of crude oil and natural gas for the nine months ended September 30, 2013 compared to revenues of $4,332,461 for the nine months ended September 30, 2012, an increase of $2,342,479, or 54%. The increase in revenues was driven by a 42% increase in production and a 9% increase in realized prices before the effects of settled derivatives. We had 92 gross producing wells as of September 30, 2013 and an additional 16 wells that were either in the drilling preparation, drilling, awaiting completion or completing stages compared to 57 gross producing wells and an additional six wells that were either in the drilling preparation, drilling, awaiting completion or completing stages as of September 30, 2012.

Derivatives

For the nine months ended September 30, 2013 we incurred a loss on settled derivatives of $21,184. We had no derivative instruments in 2012.

We had mark-to market derivative losses of $46,225 in the nine months ended September 30, 2013 resulting in a net derivative liability of $46,225. The third quarter of 2013 was the first quarter we entered into a derivative contracts.

Production Expenses

Production expenses were $813,023 and $427,676 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $385,347, or 90%. Production expenses increased as a percentage of revenues from 9.9% in 2012 to 12.3% in 2013. On a per unit basis, production expenses increased from $8.00 per Boe in 2012 to $10.71 per Boe in 2013. Our 2013 production expenses are greater than the comparative period due to our rapid expansion and increased acreage holdings in addition to increased well workover and related expenses in nine months ended September 30, 2013 and increased weather related expenses incurred in the first quarter of 2013, offset by higher water disposal costs in the first quarter of 2012.

Production Taxes

Our production taxes were $722,986 and $526,735 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $196,251, or 37%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.9% and 12.2% of oil and gas revenues in nine months ended September 30, 2013 and 2012, respectively. The decrease in production taxes as a percent of sales is driven by increased oil production in Montana, which has a lower production tax rate, and increased gas and related product sales which have lower average tax rates than oil sales compared to revenue.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $1,715,287 compared to $2,955,517 for the nine months ended September 30, 2012, a decrease of $1,240,230, or 42%. Our decrease in general and administrative expenses was primarily due to a one-time expense of $438,539 incurred in 2012 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions we decided not to complete and $371,323 of non-contingent legal costs associated with litigation settlement activity incurred in 2012. Additionally, share based compensation expense in general and administrative costs decreased $197,357 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,633,309 for the nine months ended September 30, 2013, compared to $1,733,753 for the nine months ended September 30, 2012, an increase of $899,556, or 52%. The increase was due primarily to our expansion of production and acquisitions of oil & gas properties during 2012 and the first nine months of 2013.

Depreciation

Depreciation expense for the nine months ended September 30, 2013 was $17,454 compared to $18,395 for the nine months ended September 30, 2012.

Other Income and (Expenses)

Other income and (expenses) for the nine months ended September 30, 2013 was ($1,523,258) compared to $4,940,797 for the nine months ended September 30, 2012. The net other income and (expenses) for the nine months ended September 30, 2013 consisted of $341 of interest income and ($1,523,599) of interest expense including ($157,360) of amortized warrant costs and ($691,927) of amortized debt financing costs for the nine months ended September 30, 2013. Amortization of the fair value of warrants and deferred financing costs were accelerated in 2013 due to the termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing. The net other income and (expenses) for the nine months ended September 30, 2012 consisted of a net gain of $5,744,643 due to the settlement, net of expenses, of the Peerless/ElectraWorks arbitration, $451 of interest income earned on money market accounts, and ($804,297) of interest expense, including ($307,564) of amortized warrant costs and ($148,299) of amortized debt issuance costs. Amortization of the warrants and debt issuance costs related to the PrenAnte5 Credit Agreement were accelerated due to the Company’s repayment and voluntary termination of the revolving credit facility on April 12, 2012.

Provision for Income Taxes

We had an income tax benefit of $615,409 for the nine months ended September 30, 2013 and income tax expense of $1,630,630 for the nine months and September 30, 2013, a difference of $2,246,039. The tax benefit in the nine months ended September 30, 2013 the difference is driven primarily by the settlement, net of expenses, of the Peerless/ElectraWorks arbitration, which resulted in tax expense of approximately $2,360,000 based on our effective tax rate of approximately 41%.

Non-GAAP Financial Measures

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted Net Income (Loss) and Adjusted EBITDA. We define Adjusted Net Income (Loss) as net income excluding settlement income, net of settlement expenses, and tax. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) unrealized gains and losses on derivatives, and (vi) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Income (Loss) and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Income (Loss) and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Income (Loss) and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to Net Income, GAAP, are included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income (Loss)	$(223,664)	$3,355,510	$(207,151)	$1,977,208
Subtract:
Settlement Income, Net of Tax (a)	–	(3,384,643)	–	(3,384,643)
Adjusted Net Income (Loss)	$(223,664)	$(29,133)	$(207,151)	$(1,407,435)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,725,172
Weighted average common shares outstanding - fully diluted	47,979,990	48,583,451	47,979,990	48,049,669

Net income (loss) per common share - basic	$(0.00)	$0.07	$(0.00)	$0.04
Subtract:
Change due to Settlement Income, Net of Tax	0.00	(0.07)	0.00	(0.07)
Adjusted Net Income (loss) per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Net income (loss) per common share - fully diluted	(0.00)	$0.07	$(0.00)	$0.04
Subtract:
Change due to Settlement Income, Net of Tax	0.00	(0.07)	0.00	(0.07)
Adjusted Net Income (Loss) per common share - fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

(a) Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 41%, of $2,360,000 for the three and nine months ended September 30, 2012.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$(223,664)	$3,355,510	$(207,151)	$1,977,208
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	622,842	275,144	1,365,898	496,282
Income tax provision	(88,708)	2,012,195	(615,409)	1,630,630
Depreciation, depletion, and amortization	1,070,753	924,949	2,650,763	1,752,148
Accretion of abandonment liability	1,811	1,339	4,774	3,344
Common stock issued for terminated oil and gas acquisition	–	–	–	438,539
Share based compensation	263,379	227,588	658,977	1,006,538
Unrealized loss on derivatives	46,225	–	46,225	–

Adjusted EBITDA	$1,692,638	$6,796,725	$3,904,077	$7,304,689

Our Adjusted EBITDA for the three and nine month periods ended September 30, 2012 includes settlement income, net of settlement expenses of $5,744,643.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012, respectively.

	September 30,	December 31,
	2013	2012
Current Assets	$10,982,604	$6,171,023

Current Liabilities	$5,440,724	$3,291,426

Working Capital	$5,541,880	$2,879,597

As of September 30, 2013 we had positive working capital of $5,541,880.

The following table summarizes our cash flows during the nine month periods ended September 30, 2013 and 2012, respectively.

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$1,819,844	$334,453
Net cash used in investing activities	(6,375,475)	(11,039,263)
Net cash provided by financing activities	8,225,269	11,078,767

Net change in cash and cash equivalents	$3,669,638	$373,957

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $1,819,844 and $334,453 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $1,485,391. The increase was due to increased gross profit from higher production activity offset by changes in working capital from operating activities. Changes in working capital from operating activities resulted in a decrease in cash of ($1,453,387) in the nine months ended September 30, 2013 as compared to a decrease in cash of ($6,622,253) for the same period in the previous year, primarily driven by an increase in accounts receivable in 2013 and activity related to the Peerless settlement in 2012.

Net cash used in investing activities was $6,375,475 and $11,039,263 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $4,663,788. The decrease was primarily driven by decreased expenditures for well development as we paid $10,724,171 for well development during the 2012 period while in the 2013 period we spent $5,021,292 for well development and $882,604 in advances to operators for future well development. Additionally, the decrease in cash used in investing activities was also attributable to a decrease in cash spent for property acquisition as we purchased 1,043 acres of oil and gas properties for $970,309 in the nine months ended September 30, 2013 as compared to purchasing 986 acres of oil and gas properties for $1,301,113 in the nine months ended September 30, 2012.

Net cash provided from financing was $8,225,269 and $11,078,767 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $2,853,498. We drew $8,951,156, net of repayments, on our revolving credit facility and long term debts during the nine months ended September 30, 2013 while funding a portion of the operational and investing activity through operating income and working capital and paid $725,887 in debt issuance costs. In the nine months ended September 30, 2012 we drew $2 million on our PrenAnte5 revolving credit facility and drew $11,850,000 on our Dougherty revolving credit facility, of which $2 million of the proceeds were used to repay the PrenAnte5 revolving credit facility, and paid debt issuance costs of $771,233.

Senior Credit Facility and Subordinated Credit Facilities

On August 8, 2013 the Company entered into a Credit Agreement (the “Senior Credit Agreement”) by and between the Company, as borrower, and Cadence Bank, N.A., as lender (“Cadence”) (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

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

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and until December 31, 2014, a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of any fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 1.25 to 1.0, (ii) as of the last day of any fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.5 to 1.0, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants for the period ending September 30, 2013.

The first funding from the Credit Facilities occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the sale were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017.  A total of $49,170 was amortized during the nine months ended September 30, 2013.  The remaining unamortized balance of the debt discount attributable to the warrants is $2,424,406 as of September 30, 2013.

Dougherty Revolving Credit Facility (former credit facility)

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC (“Dougherty”) as Lender which was subsequently amended on September 5, 2012 and December 14, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Dougherty Credit Facility”).

The Dougherty Credit Facility provided for a maximum available amount of $20 million, of which $16.5 million was available prior to termination of the facility, with interest payable on the outstanding balance at a rate of 9.25% per year and a maturity date of August 1, 2015. In connection with the amended financing, the Company issued Dougherty Funding, LLC warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $0.38 per share. The warrants expire on August 31, 2015.

We took our first draw on April 12, 2012 of $2,450,000, and used $2,051,722 of the proceeds to repay and terminate our predecessor PrenAnte5 revolving credit facility, including interest of $51,722.

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout the remainder of 2013 and 2014. However, our availability under our credit facilities provides ample funding for our property acquisition and development plans through those same periods. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2013, our balance of cash and cash equivalents was $5,086,978. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities and potential sale or use of shares of our stock.

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

As required under our new Credit Facilities, we will maintain derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility. We anticipate using derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 42 month horizon. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs will be funded by cash from operations or borrowings under our credit facilities. We entered into our first derivative contracts in August of 2013 as required by our financing agreements.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Credit Agreement dated August 8, 2013 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. August 9, 2013)
10.2	Second Lien Credit Agreement dated August 8, 2013 by and among Black Ridge Oil & Gas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, and Chambers Energy Management LP, as Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. August 9, 2013)
10.3	Warrant dated August 8, 2013 from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II, LP (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. August 9, 2013)
10.4	Warrant dated August 8, 2013 from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II TE, LP (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. August 9, 2013)
10.5	Stock Option Agreement dated August 1, 2013 from Black Ridge Oil & Gas, Inc. to Michael Eisele (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. August 1, 2013)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 13, 2013	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2013	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer
(Principal Financial Officer)

