Form 10-K
period 2013-12-31
Black Ridge Oil & Gas, Inc.
filed 2014-03-27
CIK 1490161

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Commission file number 000-53952

(Name of registrant as in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

10275 Wayzata Blvd. Suite 100, Minnetonka, Minnesota 55305

(Address of principal executive offices) (Zip Code)

(952) 426-1241

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTCQB

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

Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,590,151 as of June 30, 2013 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,979,990 shares outstanding of the registrant’s common stock as of March 26, 2014.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn and collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inability to effectively manage our hedging activities;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	unavailability of oil and gas prospects to acquire;
•	decline in oil prices;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements.

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

i

TABLE OF CONTENTS

PART 1		1
ITEM 1	Business	1
ITEM 1A	Risk Factors	8
ITEM 1B	Unresolved Staff Comments	24
ITEM 2	Properties	24
ITEM 3	Legal Proceedings	30
ITEM 4	Mine Safety Disclosures	30

PART II		31
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	31
ITEM 6	Selected Financial Data	32
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 8	Financial Statements and Supplementary Data	49
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
ITEM 9A	Controls and Procedures	50
ITEM 9B	Other Information	51

PART III		52
ITEM 10	Directors, Executive Officers, and Corporate Governance	52
ITEM 11	Executive Compensation	57
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	63
ITEM 14	Principal Accounting Fees and Services	64

PART IV		67
ITEM 15	Exhibits, Financial Statement Schedules	64
SIGNATURES		69

ii

PART I

ITEM 1. BUSINESS

Overview

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2013, we had proven oil and gas reserves of 4.5 million barrels of oil equivalents, owned interest in 153 gross (4.87 net) producing oil and gas wells, and controlled the rights to mineral leases covering approximately 14,300 net acres for prospective drilling to the Bakken and/or Three Forks formations.

The following table provides a summary of important information regarding our assets:

As of December 31, 2013
	Productive Wells		Average Daily Production (2)
Net Acres (1)	Gross	Net	Historical	Pro Forma (3)	Proved Reserves	PV-10 (4)
			(Boe per day)		(000's Boe)	($ 000)
14,300	153	4.87	358	482	4,538	74,377

(1)	Includes leases encompassing approximately 4,200 net acres that we estimate will expire in 2014
(2)	Represents average daily production over the three months ended December 31, 2013
(3)	Includes production of the CPX acquisition for the period from October 31, 2013 to December 13, 2013, the date of the acquisition
(4)	PV-10 is a non-GAAP financial measure. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves.”

Looking forward, we are pursuing the following objectives:

•	acquire high-potential mineral leases;
•	access appropriate capital markets to fund continued acreage acquisition and drilling activities;
•	develop and maintain strategic industry relationships;
•	attract and retain talented associates;
•	actively manage commodity price risk;
•	operate a low overhead non-operator business model; and
•	become a low cost producer of hydrocarbons.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is traded on the OTCQB under the trading symbol “ANFC.”

Recent Developments

CP Exploration Acquisition

On December 13, 2013, the Company closed the acquisition (the “Acquisition”) of oil and gas leasehold interests and related assets and contractual rights (the “Acquired Properties”) from CP Exploration, LP (“CPX”), a Texas domestic limited partnership, for $20,680,031 of cash, net of purchase price adjustments (the “Purchase Price”). The Company funded the Purchase Price of the Acquisition with proceeds from borrowings under its existing credit facilities and cash on hand. The leasehold interests cover approximately 2,040 net acres in the Williston Basin of North Dakota and interests in 43 gross (0.92 net) producing wells. The effective date of the Acquisition was October 1, 2013.

Amended and Restated Credit Agreements

The acquisition of the Acquired Properties was funded with borrowings from our credit agreements (the “Credit Facilities”). On December 13, 2013, we amended the Credit Facilities to facilitate the acquisition.

Our credit agreement with Cadence Bank, N.A. (the “Bank”) (the “Senior Credit Facility”) was amended in December 2013 to add properties acquired in the Acquisition to the mortgage and increase the borrowing base from $7,000,000 to $18,000,000 and further amended in March 2014 to reflect adjustments to several of the covenants to further account for the Acquisition (collectively, the “Amendment”). In addition, the Amendment provides that, for purposes of determining compliance with financial covenants, the Company’s EBITDAX, as defined in the agreement, for the third and fourth quarters of 2013 will be subject to pro forma adjustment to include EBITDAX results for the third and fourth quarters of 2013 attributable to properties acquired in the Acquisition. The Amendment also makes changes to the Maximum Net Debt to EBITDAX Ratio and the Net Collateral Coverage Ratio. Whereas the Senior Credit Facility initially provided for a Maximum Net Debt to EBITDAX Ratio of 3.50 to 1.00 as of the end of each quarter commencing with the quarter ended September 30, 2013, the Amendment revises the Maximum Net Debt to EBITDAX Ratio to 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter. The Amendment revises the Collateral Coverage Ratio definition to be consistent with the changes in calculation in the Subordinated Credit Facility and the ratio to be not less than 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, in order to be consistent with the Subordinated Credit Facility.

Our credit agreement with Chambers Energy Management, LP, as administrative agent (“Chambers”), and several other lenders (the “Subordinated Credit Facility”) was amended in December of 2013 (the “Subordinated Credit First Amendment”) to provide that, for purposes of determining compliance with certain financial covenants, Consolidated EBITDA will be subject to pro forma adjustments for (i) the actual earnings derived from properties acquired or disposed of in a material transaction as permitted under the credit agreement, as if the material transaction occurred on the first day of the applicable determination period and (ii) the actual earnings derived from the properties acquired under the Acquisition as if such Acquisition had occurred on July 1, 2013. In addition, the Subordinated Credit First Amendment changed the reference to the amount under the First Lien Carve Out from $10,000,000 to $18,000,000. The Subordinated Credit Facility was amended again in March of 2014 (the “Subordinated Credit Second Amendment”) to make several additional changes to definitions and our covenants. The changes to the Subordinated Credit Facility as a result of the Subordinated Credit Second Amendment include: (i) the addition of the defined term “In Process Well Costs” to describe certain costs paid or accrued by us for drilling and completion costs of a well in process for purposes of calculating Reserve Value; (ii) the revision of the definition of Collateral Coverage Ratio to take into account In Process Well Costs in the calculation of the ratio; (iii) a change in the value assigned to Proved Undeveloped Reserves for purposes of calculating Reserve Value from 50% (subject to a cap) to 0%; (iv) revisions to the Minimum Collateral Coverage Ratio (initially 1.25 to 1.00) for purposes of our covenants to be 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter; and (v) revisions to the applicable Consolidated Net Leverage Ratio (initially 3.50 to 1.00) for purposes of our covenants to 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of February 28, 2014, we controlled approximately 12,040 net acres in the Williston Basin. In addition, the Company owned working interests in 224 gross wells representing 6.67 net wells that are preparing to drill, drilling, awaiting completion, completing or producing.

With the experience and connections of our personnel in the Williston Basin region, we believe that we are able to create value through opportunistic acreage acquisitions. We believe our business model enhances our ability to identify and acquire high value acreage in the rapidly developing Bakken and Three Forks trends. Because we purchase minority interests in multiple drilling units, we are able to diversify our risk across numerous wells. We believe that our prospective success revolves around our ability to acquire mineral leases and participate in drilling activities by virtue of our ownership of such rights and through our experience and the relationships we have developed in the Williston Basin.

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

Our proven oil and gas reserves were 4.5 million barrel of oil equivalents (BOE’s) as of December 31, 2013 and 2.4 million BOE’s as of December 31, 2012.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage under lease. We are generally a minority working interest owner in our wells. We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We will assess each drilling opportunity on a case-by-case basis going forward. We will participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas and other factors. At present time, we expect to participate in the majority of the wells proposed to us, but will either sell our lease interests or decline drilling opportunities that we believe will not meet our return criteria over a long-term horizon.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell crude oil and natural gas produced from wells in which we have an interest. Our operating partners coordinate the transportation of our crude oil production from our wells to appropriate distribution points pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production. We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts. The price at which production is sold generally is tied to the spot market for crude oil. Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.

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

In general, our lease agreements stipulate three to five year terms including extension options. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled, or production is established, depending on the lease terms, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced. Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. In the event a lease is not developed prior to lease expiration, the Company completes an economic evaluation of the expiring lease and makes a strategic decision to exercise an available option, attempt to extend the lease, or allow it to expire. As a result of these evaluations and taking into consideration other acquisition opportunities available to the Company, we expect a portion of our leases will expire prior to being held by production. The Company had leases encompassing 543 net acres expire in 2013 and no leases expire in 2012. We estimate that leases encompassing approximately 4,210 net acres will expire in 2014, including 2,741 acres with extension options that the Company does not plan to exercise. All of the costs associated with the lease expirations in 2013 and the leases we estimate will expire in 2014 have been transferred to the full cost pool and were subject to depletion.

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

Employees

We currently have eight full time employees: our chief executive officer, chief financial officer, chief operating officer, corporate controller, a land specialist, an investor relations specialist and two staff accountants. Our chief executive officer, Kenneth DeCubellis, is responsible for all material policy-making decisions, with the support of James Moe, our chief financial officer and Michael Eisele, our chief operating officer. As drilling and production activities continue to increase, we may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services and reservoir engineering. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305. Our office space consists of approximately 2,813 square feet leased pursuant to a month to month lease agreement that commenced on May 1, 2012 and was amended on November 15, 2013. The owner of the building in which we are located is a company wholly owned by our chairman of the board of directors.

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

We have entered into a Senior Credit Facility and a Subordinated Credit Facility that allow for borrowings up to $50 million and $75 million, respectively, with current availability of $18 million and $25 million, respectively, secured by substantially all of our assets, but the two credit facilities may not be available to us if we are not in compliance with their terms and conditions. We had drawn $13 million on the Senior Credit Facility and $20 million on the Subordinated Credit Facility as of December 31, 2013 and have net draws of an additional $1.25 million on the Senior Credit Facility and $5.0 million on the Subordinated Credit Facility as of March 25, 2014. We will require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital or financing if and when required, or upon terms that are acceptable to us. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow. We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We also expect to seek equity financing to finance our expected drilling and completion costs. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

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

Our credit agreements contain operating and financial restrictions that may restrict our business and financing activities.

Our credit agreements contain, or any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	declare or pay any dividend or make any other distributions on, purchase or redeem our equity interests or purchase or redeem subordinated debt;
•	make certain investments;
•	incur or guarantee additional indebtedness or issue certain types of equity securities;
•	create certain liens;
•	sell assets; and
•	consolidate, merge or transfer all or substantially all of our assets.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with some of the foregoing covenants and restrictions may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our Credit Facilities or any future indebtedness could result in an event of default under our Credit Facilities or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our Credit Facilities occurs and remains uncured, the lenders thereunder:

•	would not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	may have the ability to require us to apply all of our available cash to repay these borrowings; and
•	may prevent us from making debt service payments under our other agreements.

An event of default or an acceleration under our Credit Facilities could result in an event of default and an acceleration under other future indebtedness. Conversely, an event of default or an acceleration under any future indebtedness could result in an event of default and an acceleration under our Credit Facilities. In addition, our obligations under the Senior Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets and if we are unable to repay our indebtedness under the Credit Facilities, the lenders could seek to foreclose on our assets.

Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

Our level of indebtedness could affect our operations in several ways, including the following:

•	require us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
•	increase our vulnerability to economic downturns and adverse developments in our business;
•	limit our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;
•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and
•	make it more difficult for us to satisfy our obligations under our debt agreements and increase the risk that we may default on our debt obligations.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We depend on our revolving credit facilities for future capital needs, because we use operating cash flows for investing activities and borrow as needed. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our current and future debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our indebtedness will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

Availability under our Senior Credit Facility is determined semi-annually, as well as upon the occurrence of certain events, by the lenders in their sole discretion, based primarily on reserve reports that reflect our banks’ projections of future commodity prices at such time. Significant declines in natural gas, NGL or oil prices may result in a decrease in our borrowing base. Any increase in the borrowing base requires the consent of all the lenders. If as a result of a borrowing base redetermination outstanding borrowings are in excess of the borrowing base, we must repay such excess borrowings within 90 days. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Senior Credit Facility.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can service in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;
•	selling assets;
•	reducing or delaying capital investments; or
•	seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. A one percent increase in interest rates on the debt outstanding under our Credit Facilities as of December 31, 2013 would cost us approximately $336,000 in additional annual interest expense.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our Credit Facilities and under any future debt agreements. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures. This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

We have a limited operating history and may not be successful in becoming profitable.

We have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries. We began to generate revenues from operations during 2011, and in 2013 we had our first operating profit since our inception in April 2010. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including: our ability to raise adequate working capital; success of our development and exploration; demand for natural gas and crude oil; the level of our competition; our ability to attract and maintain key management and employees; and our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs. To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or crude oil.

We are highly dependent on Kenneth DeCubellis, our chief executive officer, and our other executive officers and employees. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon (1) the continued contributions of Kenneth DeCubellis, our chief executive officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of James Moe, our chief financial officer, and Michael Eisele, our chief operating officer, and (2) on our ability to retain and attract experienced engineers, geoscientists and other technical and professional consultants. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

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

The crude oil and natural gas industry is highly competitive. Other crude oil and natural gas companies may seek to acquire crude oil and natural gas leases and other properties and services in the same areas in which we desire to operate. This competition is increasingly intense as commodity prices of crude oil have continued to remain at levels that make oil and gas production in our area of operation viable. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

In fiscal 2013 we had a net loss of $402,659. In fiscal 2012 we had net income of $4,911,410. Before settlement income, net of settlement expenses and related income taxes, the Company had a loss of approximately $630,164 and $1,444,485, respectively for 2013 and 2012 (see Item 7 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures). We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the oil and natural gas industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to expand our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

Downward adjustments in our proved reserve estimates and lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a “full cost ceiling” which is based upon the present value of estimated future net cash flows from proved reserves, including the effect of hedges in place, discounted at 10%, plus the lower of cost or fair market value of unproved properties. If at the end of any fiscal period we determine that the net capitalized costs of oil and natural gas properties exceed the full cost ceiling, we must charge the amount of the excess to earnings in the period then ended. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce our net income and stockholders’ equity. We did not incur a ceiling test write-down for the years ended December 31, 2013 and 2012. We may recognize additional write-downs in the future if commodity prices decline or if we experience substantial downward adjustments to our estimated proved reserves.

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

Our derivative activities could result in financial losses or could reduce our cash flow.

We enter into swap collars or other derivative arrangements from time-to-time to hedge our expected production depending on projected production levels and expected market conditions, and are required to hedge under our Credit Agreements. While intended to mitigate the effects of volatile crude oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if crude oil and natural gas prices were to rise substantially over the price established by the hedge.

Our actual future production may be significantly higher or lower than we project at the time we enter into derivative contracts for a given period. If actual production is higher than we project, we will have greater commodity price exposure than we intended. If actual production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial decrease in our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

•	a counterparty to our derivative contracts is unable to satisfy its obligations under the contracts;
•	our production is less than expected; or
•	there is a widening of price differentials between the delivery points for our production and the delivery point assumed in the derivative arrangement.

Our derivative activities expose us to potential regulatory risks.

The Federal Trade Commission (“FTC”), Federal Regulatory Commission (“FERC”) and the Commodities Futures Trading Commission (“CFTC”) have statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to derivative activities that we undertake with respect to oil, natural gas, NGLs, or other energy commodities, we are required to observe the market-related regulations enforced by these agencies. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory developments could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

In July of 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivatives market and preventing excessive speculation. In November 2013, the CFTC re-proposed implementing regulations imposing position limits for certain physical commodity contracts in the major energy markets and economically equivalent futures, options and swaps, with exemptions for certain bona fide hedging positions. The CFTC’s initial position limit rules were vacated by a federal court in 2012. It is not clear when the newly-proposed rules on position limits would become effective. CFTC rules under the Dodd-Frank Act also may impose clearing and trade execution requirements in connection with our derivative activities, although currently those requirements do not extend to derivatives based on physical commodities in the energy markets and some or all of our derivatives activities may be exempt from such requirements based on our non-financial end-user status. Regulations issued under the Dodd-Frank Act also may require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. Such spin-offs may occur at any time until mid-2015 depending on regulators’ decisions to allow a transitional period for a given counterparty. The legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil price risks. The Dodd-Frank Act and rules and regulations thereunder could reduce trading positions and the market-making activities of our counterparties. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

Our future success will depend on the success of our development, production and exploration activities. Our crude oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable crude oil or natural gas production. These risks are more acute in the early stages of exploration. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Our expenditures on exploration may not result in new discoveries of crude oil or natural gas in commercially viable quantities. Projecting the costs of implementing an exploratory drilling program is difficult due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data. Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. Such data and techniques do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths. We could incur losses as a result of expenditures on unsuccessful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations. Further, many factors may curtail, delay or cancel drilling, including the following:

▪	delays imposed by or resulting from compliance with regulatory requirements;
▪	pressure or irregularities in geological formations;
▪	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs;
▪	equipment failures or accidents; and
▪	adverse weather conditions, such as freezing temperatures and storms.

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

Regulation of crude oil transportation by rail.

A portion of our crude oil production is transported to market centers by rail. In response to recent train derailments occurring in the United States and Canada in 2013, the U.S. National Transportation Safety Board issued a series of recommendations on January 23, 2014 aimed at addressing safety risks relating to the transportation of crude oil by rail. The NTSB recommended (i) increased route planning for hazardous materials to avoid sensitive areas and population centers, (ii) development and implementation of a rail carrier audit program to determine whether rail carriers that transport petroleum products have properly considered and implemented emergency response capabilities, including response protocols for the discharge of the entire quantity of crude oil on a train, and (iii) a program designed to ensure that shippers and rail carriers are properly classifying hazardous material cargo and that they have implemented appropriate safety and security procedures. On February 25, 2014, the U.S. Department of Transportation issued an emergency order mandating that any person offering crude oil into transportation comply with proper testing, classification, and handling procedures.

These proposed regulations or other regulations that may be proposed could significantly increase the cost of transporting crude oil by rail. In addition, to the extent that new regulations require design changes or other modifications in rail cars, there could be significant restraints on the capacity for the transportation of crude oil by rail during the period during which rail cars are being modified to comply with the new regulations. Any significant increase in the cost of transporting crude oil by rail, whether due to constraints on rail car capacity, increased compliance costs, or other factors, could have a material adverse effect on our business.

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

Our business will suffer if we, or the operators of our properties, cannot obtain or maintain necessary licenses.

Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability (or the ability of our industry operators) to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governmental authorities, among other factors. Our inability, or the inability of our industry operators, to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations or otherwise materially adversely affect our financial condition and results of operations.

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

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We, or our industry operators, may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used extensively by our third-party operating partners. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells. On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations by 2014 governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. In addition, the DOI published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. The revised proposed rule was subject to an extended 90-day public comment period, which ended on August 23, 2013.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. The EPA issued a Progress Report in December 2012 and a final draft is anticipated by 2014 for peer review and public comment. As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA promulgated New Source Performance Standards establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs). The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. Until this date, emissions from fractured and refractured gas wells must be reduced through reduced emission completions or combustion devices. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, EPA announced its intention to issue revised rules in 2013. The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013.

In addition, several state and local governments are considering or have adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. For example, Montana and North Dakota have both adopted regulations recently requiring the disclosure of all fluids, additives, and chemicals used in the hydraulic fracturing process.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have adversely impacted drinking water supplies, use of surface water, and the environment generally. If new laws or regulations that significantly restrict hydraulic fracturing, such as amendments to the SDWA, are adopted, such laws could make it more costly for us and difficult for our third party operating partners to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our third-party operating partners fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs.

Any such federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations. Until such pending or threatened legislation or regulations are finalized and implemented, it is not possible to estimate their impact on our business.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In December 2009, the U.S. Environmental Protection Agency (the “EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”). On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012. Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012. On May 12, 2010, the EPA also issued a “tailoring” rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural gas-fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, though it is yet to do so, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG reduction goal. As the number of GHG emission allowances declines each year, the cost or value of such allowances is expected to escalate significantly. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require our third-party operating partners, and indirectly us, to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our operational interests. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Regulation of GHG emissions could also result in reduced demand for our production, as oil and natural gas consumers seek to reduce their own GHG emissions. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could have a material adverse effect on our business, results of operations and financial condition. In addition, to the extent climate change results in more severe weather and significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic effects, our own, our third-party operating partners or our customers' operations may be disrupted, which could result in a decrease in our available products or reduce our customers' demand for our products.

Further, there have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (i) shift more power generation to renewable energy sources and (ii) support technological advances to drive less energy consumption. These incentives and subsidies could have a negative impact on oil, natural gas and NGL consumption.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

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

Shareholders will experience dilution upon the exercise of outstanding warrants and options and issuance of common stock under our incentive plans.

As of December 31, 2013, we had options for 6,639,834 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan. Our 2012 Amended and Restated Stock Incentive Plan permits us to issue up to 7,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 9,463,375 shares of our common stock may be issued upon the exercise of warrants. If the holders of the outstanding warrants exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. In addition, our current Credit Facilities, and other debt arrangements we may enter into in the future, precludes us from paying dividends. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

To date there has not been a significant liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently do not satisfy the initial listing standards for any major securities exchange, although we intend to apply for such an exchange listing when we are able. Currently our common stock is traded on the OTCQB. Should we fail to remain traded on the OTCQB or not be able to be traded on the OTCQB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTCQB, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Executive Offices

Our executive offices are located at 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305. We lease 2,813 square feet pursuant to a month-to-month lease agreement that commenced on May 1, 2012 and was amended effective November 15, 2013. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and increases of $117 per month beginning November 1, 2014 and each of the subsequent three year periods. The owner of the building in which we are located is a company wholly owned by our chairman of the board of directors.

Leasehold Properties

As of December 31, 2013, the Company controls approximately 14,300 net acres all in the Bakken and Three Forks trends in North Dakota and Montana. The leases we control have an initial minimum term of three years.

Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2013. Net acreage represents our percentage ownership of gross acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	22,111	4,939	22,902	9,142	45,013	14,081
Montana	320	107	128	112	448	219
Total:	22,431	5,046	23,030	9,254	45,461	14,300

Recent Acreage Acquisitions

In 2013, we acquired leasehold interests covering an aggregate of approximately 3,571 net mineral acres in our key prospect areas.

Recent Divestitures

In 2013, we sold leasehold interests covering an aggregate of approximately 189 net mineral acres for an average selling price of $3,224 per net acre. The proceeds of the sales were applied to reduce the capitalized costs of oil and gas properties.

Acreage Swap

In 2013, we traded 950 acres to an operator in exchange for 160 acres in a different geographic location and a drilling carry for the well costs for our interests in 2 gross (0.12 net) wells.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2013 that will expire over the next three fiscal years unless production is established within the spacing units covering the acreage prior to the expiration dates:

							Expiring 2017
	Expiring 2014		Expiring 2015		Expiring 2016		and Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
North Dakota	13,593	4,951	4,689	1,248	732	158	3,888	2,785
Montana	–	–	–	–	128	112	–	–
Total:	13,593	4,951	4,689	1,248	860	270	3,888	2,785

Of the net acres that expire in 2014, 2015 and 2016, we have 680, 118, and 73 acres, respectively, which are under wells that are currently completed, awaiting completion, drilling, preparing to drill or permitted.

In addition, of the remaining undeveloped acreage leases that expire in 2014, 2015 and 2016, there are 2,741 acres, 293 acres and 112 acres, respectively, in which we have options to extend the lease.

During 2013, we had leases encompassing 543 net acres expire with carrying costs of $833,884 that have been transferred to the full cost pool subject to depletion. Of the leases encompassing 4,951 net acres expiring in 2014, we estimate that approximately 4,200 net acres with carrying costs of approximately $6,200,000 will expire prior to the commencement of production activities. The carrying costs of the leases we estimate will expire in 2014 have also been transferred to the full cost pool and are subject to depletion. We do not believe the acreage expirations are material to our operating plan in future periods.

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2013 and 2012. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
North Dakota	152	4.79	66	2.30
Montana	1	0.08	–	–
Total:	153	4.87	66	2.30

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of December 31, 2013 and 2012. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	December 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
North Dakota	6	0.13	5	0.23
Montana	–	–	–	–
Total:	6	0.13	5	0.23

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Drilling and Other Exploratory and Development Activities

Production History

The following table presents information about our produced oil and gas volumes during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012 we were selling oil and natural gas from a total of 153 gross wells (approximately 4.87 net wells) and 66 gross wells (approximately 2.30 net wells), respectively. All data presented below is derived from accrued revenue and production volumes for the relevant period indicated. We entered into the oil & gas industry in October of 2010.

	Years Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	99,979	71,307
Natural Gas (Mcf)	52,973	15,756
Barrel of Oil Equivalent (Boe)	108,808	73,933

Average Sales Prices:
Oil (per Bbl)	$89.58	$83.27
Effect of settled derivatives on average price (per Bbl)	$0.54	$–
Oil net of settled derivatives (per Bbl)	$90.12	$83.27
Natural Gas (per Mcf)	$6.04	$5.39
Effect of settled derivatives on average price (per Mcf)	$–	$–
Natural gas net of settled derivatives (per Mcf)	$6.04	$5.39
Realized price on a Boe basis, net of derivatives	$85.75	$81.46

Average Production Costs:
Oil (per Bbl)	$11.06	$9.00
Natural Gas (per Mcf)	$0.75	$0.51
Barrel of Oil Equivalent (Boe)	$10.53	$8.79

Reserves

We completed our most recent reserve calculations as of December 31, 2013.

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

We have utilized Netherland, Sewell & Associates, Inc. (“NSAI”), an independent reservoir engineering firm, as our third-party engineering firm with the preparation of our December 31, 2013 reserve report. The selection of NSAI was approved by our Audit Committee. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The proved reserves tables below summarize our estimated proved reserves as of December 31, 2013, based upon reports prepared by NSAI. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.

In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

The reserves set forth in the NSAI report for the properties are estimated by performance methods or analogy. In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data. Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy. The estimates of the reserves, future production, and income attributable to properties are prepared using the economic software package PHDW in Petroleum Economic Evaluation Software, a copyrighted program of TRC Consultants, L.C.

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

SEC Pricing Proved Reserves(1)
		Natural		Pre-Tax
	Crude Oil	Gas	Total	PV10%
	(barrels)	(Mcf)	(BOE)(2)	Value(3)
PDP Properties	895,149	614,695	997,598	32,378,700
PDNP Properties	32,123	38,098	38,473	1,609,200
PUD Properties	3,147,220	2,125,800	3,501,520	40,388,800
Total Proved Properties	4,074,492	2,778,593	4,537,591	74,376,700

(1)	The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2013 assuming a constant realized price of $88.93 per barrel of crude oil and a constant realized price of $8.25 per Mcf of natural gas. The values presented in both tables above were calculated by NSAI.

(2)	BOE are computed based on a conversion ratio of one BOE for each barrel of crude oil and one BOE for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.

(3)	Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our crude oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our crude oil and natural gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our crude oil and natural gas reserves. The pre-tax PV10% values of our Total Proved Properties in the tables above differ from the tables reconciling our pre-tax PV10% value on the following page of this Annual Report due to rounding differences in certain tables of NSAI’s reserve report.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Depletion of oil and natural gas properties	$3,705,156	$2,443,482

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTCQB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2013 and 2012 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2013
First Quarter	$0.80	$0.45
Second Quarter	$0.79	$0.60
Third Quarter	$0.95	$0.55
Fourth Quarter	$0.78	$0.50

Year Ended December 31, 2012
First Quarter	$0.95	$0.68
Second Quarter	$0.78	$0.35
Third Quarter	$0.50	$0.26
Fourth Quarter	$0.56	$0.32

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on March 21, 2014 was $0.84 per share.

As of March 21, 2014, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 21, 2014, there were approximately 47,979,990 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, our 2012 Amended and Restated Stock Incentive Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding our 2012 Amended and Restated Stock Incentive Plan as of December 31, 2013:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans

6,639,834	$0.59	800,166

For the fiscal years ended December 31, 2013 and 2012, we issued a total of 2,657,500 and 2,110,000 stock options, respectively, pursuant to our 2012 Amended and Restated Stock Incentive Plan. There were 166,667 and 2,122,999 options cancelled during the years ended December 31, 2013 and 2012, respectively. Included in the 2012 stock options issued and stock options cancelled, were stock options that certain officers and employees of the Company agreed to have cancelled in exchange for new stock option agreements. Under the new stock option agreements, covering 1,510,000 options, each optionee’s original number of stock options remained the same.

See Notes 4 and 12 to our audited financial statements included herein for additional information about our equity compensation plans.

Warrants

For the fiscal years ended December 31, 2013 and 2012, we issued a total of 5,000,000 and 585,000 warrants, respectively, to purchase shares of registered or unregistered common stock.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2013 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2013, we controlled the rights to mineral leases covering approximately 14,300 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

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

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still traded on the OTCQB under the trading symbol “ANFC.”

Overview of 2013 results

During 2013, we achieved the following financial and operating results:

▪	47% production growth compared to 2012;
▪	90% proved reserve growth on a Boe basis compared to 2012;
▪	166% growth in the value of our SEC Pricing Proved Reserves as determined by our independent reservoir engineering firm;
▪	Purchased or participated in the completion of 87 gross (2.57 net) wells;
▪	Completed the acquisition of the CP Exploration Assets, acquiring 2,040 acres and 43 gross (0.92 net) productive wells and assuming 36 gross (0.28 net) wells in progress;
▪	Ended the year with 1.40 net wells preparing to drill, drilling, awaiting completion, or completing;
▪	Realized an average selling price of $89.58 per barrel of oil sold, before the effect of settled derivatives, as compared to $83.27 in 2012, an increase of 7.6%;
▪	Ended the year with $10 million of availability under our Credit Facilities; and
▪	Realized $6.1 million of cash flow from operating activities.

Operationally, our 2013 performance reflects a year of successfully executing our strategy of developing our acreage position and building a long-life reserve base. Our success enabled us to increase proved reserves by 2.2 million BOE, which is 20 times our 2013 production. During 2013, production increased 47% to 108,808 BOE as compared to 2012 production of 73,933 BOE. The increase in 2013 production was driven by a 112% increase in producing net wells from 2.30 net wells at December 31, 2012 to 4.87 net wells at December 31, 2013.

Total revenues from oil and gas sales increased 54% in 2013 compared to 2012 driven by the 47% increase in production and an increase in average realized prices on a BOE basis, before the effect of settled derivatives, of 4.7% in 2013 compared to 2012. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties. The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity. Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test impairment increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. During the years ended December 31, 2013 and 2012, we did not incur an impairment pursuant to our ceiling test. No assurance can be given that we will not experience capitalized ceiling impairment charges in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

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

Derivative Instrument Activities

We use derivative instruments to manage a portion of the market risks resulting from fluctuations in the prices of oil and natural gas. We may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes. The notional amounts of these financial instruments are based on expected production from existing wells. We have, and may continue to use exchange traded futures contracts and option contracts to hedge the delivery price of oil at a future date.

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized gains or losses are recorded to (losses) gains on the mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of accumulated other comprehensive income. See Note 14 for a description of the derivative contracts which we executed during 2013 and 2012.

The resulting cash flows from derivatives are reported as cash flows from operating activities.

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

Results of Operations for the Years Ended December 31, 2013 and 2012.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Oil and gas sales	$9,276,656	$6,022,540
Gain on settled derivatives	53,482	–
Losses on the mark-to-market of derivatives	(213,676)	–
Total revenues:	9,116,462	6,022,540

Operating expenses:
Production expenses	1,145,686	649,603
Production taxes	1,015,907	692,527
General and administrative	2,299,757	3,530,643
Depletion of oil and gas properties	3,705,156	2,443,482
Accretion of discount on asset retirement obligations	9,019	4,557
Depreciation and amortization	24,001	24,206
Total operating expenses:	8,199,526	7,345,018

Net operating income (loss)	916,936	(1,322,478)

Total other income (expense)	(2,018,446)	9,954,489

Income (loss) before provision for income taxes	(1,101,510)	8,632,011

Provision for income taxes	698,851	(3,720,601)

Net income (loss)	$(402,659)	$4,911,410

Oil and Natural Gas Sales

We recognized $9,276,656 in oil and gas sales for the year ended December 31, 2013 compared to oil and gas sales of $6,022,540 for the year ended December 31, 2012, an increase of $3,254,116, or 54%. Our oil and gas sales are generated from drilling and development of producing wells. We had 153 gross producing wells as of December 31, 2013, and an additional 55 wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 66 gross producing wells, and an additional nine wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of December 31, 2012.

The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres, or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. The well started production on May 21, 2012. Had we recognized the revenue from this well we would have recorded approximately an additional $451,000 and $468,000 in oil and gas sales for the years ended December 31, 2013 and 2012 respectively. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Derivatives

For the year ended December 31, 2013 we had a gain on settled derivatives of $53,482. We had no derivative instruments in 2012.

We had mark-to-market derivative losses of $213,676 in 2013 resulting in a net derivative liability of $213,676. 2013 was the first year we entered into derivative contracts.

Expenses:

Production expenses

Production expenses were $1,145,686 and $649,603 for the years ended December 31, 2013 and 2012, respectively, an increase of $496,083, or 76%. Our production expenses are greater in the comparative period due to our rapid expansion and increased acreage holdings. Production expenses as a percentage of oil and gas sales increased from 10.8% in 2012 to 12.4% in 2013. On a per Boe basis, production expenses increased from $8.79 per Boe to $10.53 per Boe, primarily due to increased water disposal costs and increased workover and related expense.

Production taxes

Production taxes were $1,015,907 and $692,527 for the year ended December 31, 2013 and 2012, respectively, an increase of $323,380, or 47%. Production taxes are based on realized oil and gas sales. Production taxes represent 11.0% and 11.5% of oil and gas sales, respectively for 2013 and 2012, the decrease driven by increased oil and gas production in Montana, which has a lower tax rate.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were $2,299,757, compared to $3,530,643 for the year ended December 31, 2012. The decrease for 2013 as compared to 2012 was $1,230,886, or 35%, and is primarily attributed to a 2012 expense of $438,539 related to the fair value of common stock granted as a non-refundable deposit on acreage acquisitions that we decided not to complete and $370,934 of non-contingent legal costs associated with litigation settlement activity that were expensed as incurred. Additionally, option related stock compensation costs decreased by $206,092 in 2013 as compared to 2012.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $3,705,156 for the year ended December 31, 2013, compared to $2,443,482 for the year ended December 31, 2012, an increase of $1,261,674, or 52%. The increase was due primarily to increased production as our production on a Boe basis increased 47%. Additionally, during 2013 we moved approximately $6.2 million in costs associated with expected 2014 lease expirations into our depreciable cost pool, increasing our depreciation by approximately $145,000, or 6% of the 52% year over year increase.

Depreciation

Depreciation expense for the year ended December 31, 2013 was $24,001, compared to $24,206 for the year ended December 31, 2012.

Other income and (expenses)

Other income and (expenses) for the year ended December 31, 2013 was ($2,018,446) compared to $9,954,489 for the year ended December 31, 2012, a net difference of $11,972,935.

The net other income and (expenses) for the year ended December 31, 2013 consisted of a net gain of $361,505 due to an additional settlement proceed, net of expenses, related to the Peerless/ElectraWorks settlement resulting from the legalization of on-line gaming in New Jersey, $408 of interest income earned on money market accounts and ($2,380,359) of interest expense. Interest expense includes ($307,822) of amortized warrant costs and ($750,155) of amortized debt issuance costs. Amortization of the fair value of the warrants and deferred financing costs related to the Dougherty facility were accelerated in 2013 due to termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing.

The net other income and (expenses) for the year ended December 31, 2012 consisted of a net gain of $11,145,895 due to the settlement, net of expenses, of the Peerless/ElectraWorks arbitration and the Deloitte & Touche litigation, $1,872 of interest income earned on money market accounts, and ($1,193,278) of interest expense. Interest expense includes ($317,652) of amortized warrant costs and ($190,580) of amortized debt issuance costs for the year ended December 31, 2012. Amortization of the warrants and debt issuance costs on the PrenAnte5 Credit Agreement were accelerated due to the Company’s repayment and voluntary termination of the revolving credit facility on April 12, 2012.

Provision for Income Taxes

We had income tax benefits of $698,851 for the year ended December 31, 2013 compared to income tax expense of $3,720,601 for the year ended December 31, 2012, a difference of $4,419,452 comparing 2013 to 2012, primarily due to additional income tax expense in 2012 related to the Peerless/ElectraWorks settlement and Deloitte & Touche settlement.

Net income (loss)

The net loss for 2013 was ($402,659) compared to net income in 2012 of $4,911,410. Our net income contained settlement income, net of settlement expenses and estimated taxes, of $227,505 and $6,355,895 in 2013 and 2012, respectively. Operating income (expense), total revenue less operating expenses, was $916,936 and ($1,322,478) in 2013 and 2012, respectively, as 2012 administrative expenses carried a $438,539 one-time expense related to the fair value of common stock granted as a non-refundable deposit on an acreage acquisition we decided not to complete and $370,934 in non-contingent legal fees related to the settlement income. Additionally, production and revenues increased faster than administrative expenses, before the one-time stock grant and the non-contingent legal fees, when comparing 2013 against 2012. Interest expense increased from $1,193,278 in 2012 to $2,380,359 in 2013 as we funded well development and property acquisitions through debt and operating income in 2013.

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

	Years Ended December 31,
	2013	2012
Net income (loss)	$(402,659)	$4,911,410
Subtract:
Settlement income, net of tax (a)	(227,505)	(6,355,895)
Adjusted net income (loss)	$(630,164)	$(1,444,485)

Weighted average common shares outstanding - basic	47,979,990	47,789,225
Weighted average common shares outstanding - fully diluted	47,979,990	48,061,239

Net income (loss) per common share - basic	$(0.01)	$0.10
Subtract:
Settlement income per common share, net of tax	(0.00)	(0.13)
Adjusted net income (loss) per common share - basic	$(0.01)	$(0.03)

Net income (loss) per common share - fully diluted	$(0.01)	$0.10
Subtract:
Settlement income per common share, net of tax	(0.00)	(0.13)
Adjusted net income (loss) per common share - fully diluted	$(0.01)	$(0.03)

(a) Adjusted to reflect tax expense, computed based on our effective tax rates of approximately 37% in 2013 and 43% in 2012, of $134,000 and $4,790,000, respectively, for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Net income (loss)	$(402,659)	$4,911,410
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	2,072,129	873,754
Income tax provision	(698,851)	3,720,601
Depreciation, depletion, and amortization	3,729,157	2,467,688
Accretion of abandonment liability	9,019	4,557
Common stock issued for terminated oil and gas acquisition	–	438,539
Share-based compensation	951,639	1,167,561
Losses on the mark-to-market of derivatives	213,676	–

Adjusted EBITDA	$5,874,110	$13,584,110

Our Adjusted EBITDA for the year ended December 31, 2013 and 2012 includes settlement income, net of settlement expenses, of $361,505 and $11,145,895, respectively.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2013 and 2012.

	December 31,
	2013	2012
Current Assets	$4,296,618	$6,171,023

Current Liabilities	$8,597,588	$3,291,426

Working Capital	$(4,300,970)	$2,879,597

As of December 31, 2013 we had negative working capital of $4,300,970.

The following table summarizes our cash flows during the years ended December 31, 2013 and 2012, respectively.

	Years Ended
	December 31,
	2013	2012
Net cash provided by operating activities	$6,085,365	$16,367,625
Net cash used in investing activities	(32,338,413)	(21,304,037)
Net cash provided by financing activities	25,986,055	4,952,611

Net change in cash and cash equivalents	$(266,993)	$16,199

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $6,085,365 and $16,367,625 for the years ended December 31, 2013 and 2012, respectively, a decrease of $10,282,260. The decrease was primarily due to the effects of activity related to the settlement of the Deloitte & Touche and Peerless/ElectraWorks litigation. Net cash received from settlements and related royalty income received prior to the settlements, after payment of related settlement expenses, was approximately $2,585,271 and $14,630,300 in 2013 and 2012, respectively, a difference of $12,045,029. Offsetting the decrease related to settlement activity was an increase in operating income of $2,239,414, which is due to a 47% increase in production on a Boe basis. Changes in current assets, aside from those associated with settlement activity, resulted in a decrease in cash of approximately $920,547 and $17,716 in 2013 and 2012, respectively, a net decrease of $902,831 for 2013 as compared to 2012.

Net cash used in investing activities was $32,338,413 and $21,304,037 for the years ended December 31, 2013 and 2012, respectively, an increase of $11,034,376. The increase was primarily the due to an increase in purchases and development of oil and gas properties of $10,812,654. In 2013 we acquired the CPX properties for $20,680,032. Other purchases of oil and gas properties in 2013 amounted to $4,150,622 and we paid for $7,195,070 in well development costs. Other drivers for investing activities in 2013 included advances of $882,604 to operators for future well development and proceeds from the sale of oil and gas properties of $608,387. In 2012, cash applied to the purchase of oil and gas properties totaled $21,213,070, including $3,421,828 of purchases of oil and gas properties and $17,791,242 paid for the development of oil and gas wells. In 2012, we also advanced operators $1,977,188 for future well development and received $1,893,649 in proceeds from the sale of oil and gas properties.

Net cash provided from financing was $25,986,055 and $4,952,611 for the years ended December 31, 2013 and 2012, respectively, an increase of $21,033,444. We drew $26,851,156 and $5,748,844, net of repayments, on our credit facilities in 2013 and 2012 respectively. The increase is largely a result of having the ability to fund a large portion of our investing activity with proceeds from litigation settlements in 2012. We paid $865,101 and $796,233 in debt issuance costs in 2013 and 2012, respectively, primarily related refinancing activity.

Senior Credit Facility and Subordinated Credit Facilities

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013 and March 24, 2014 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was increased to $18 million commensurate with the CPX acquisition. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of December 31, 2013 the Company had borrowings of $13 million outstanding under the Senior Credit Agreement.

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013 and March 24, 2014 (as amended, the “Subordinated Credit Agreement”) with Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We drew an additional $4,900,000, net of a $100,000 original issue discount, as part of the funding for the CPX Acquisition on December 12, 2013.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending December 31, 2013.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $199,632 was amortized during the year ended December 31, 2013. The remaining unamortized balance of the debt discount attributable to the warrants is $2,273,944 as of December 31, 2013.

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout 2014. However, our availability under our credit facilities provides ample funding for our property acquisition and development plans through those same periods. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2013, our balance of cash and cash equivalents was $1,150,347. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, sale of properties that do not meet our investment criteria, and potential sale or use of shares of our stock.

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

The following table summarizes our obligations and commitments as of December 31, 2013 to make future payments under certain contracts, aggregated by category of obligation, for specified time periods:

	Payment Due by Period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Senior Credit Facility	$–	$13,000,000	$–	$–	$13,000,000
Subordinated Credit Facility	–	–	20,000,000	–	20,000,000
Cash Interest Expense on Debt (1)	2,634,212	5,325,489	1,160,680	–	9,120,381
PIK interest (2)	–	–	3,232,285	–	3,232,285
AFE Commitments (3)	8,218,243	–	–	–	8,218,243
Total	$10,852,455	$18,325,489	$24,392,965	$–	$53,570,909

1)	Cash Interest on Senior Credit Facility and Subordinated Credit Facility is estimated assuming:
a)	no principal repayment until the maturity date;
b)	interest rate in effect as of December 31, 2013 remains in effect throughout life of loan and;
c)	includes unused commitment fees and loan maintenance fees.
2)	PIK on Subordinated Credit Facility of 4% paid at Subordinated Credit Facility maturity date.
3)	Additional commitments on our Authorization for Expenditures (“AFE”) not accrued as of December 31, 2013.

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

As of December 31, 2013, we had six employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and three other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to expand our oil and gas business by participating in additional drilling opportunities and continuing to acquire new mineral leases, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors. Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2013 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility. All of our derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to losses on the mark-to-market of derivatives on the statements of operations as a component of total revenues.

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Facilities.

The Company’s derivative contracts are settled based on reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing. The following table reflects open commodity swap contracts as of December 31, 2013, the associated volumes and the corresponding fixed price.

	Oil	Fixed
Settlement Period	(Barrels)	Price
Swaps-Crude Oil
01/01/2014 – 12/31/2014	44,004	$94.45
01/01/2014 – 12/31/2014	39,996	$93.40
01/01/2015 – 12/31/2015	24,000	$88.28

As of December 31, 2013, we had a total volume on open commodity swaps of 108,000 barrels at a weighted average price of approximately $92.69.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2013, by year with associated volumes.

Weighted Average Price of
Open Commodity Swap Contracts
		Weighted
	Volumes	Average
Year	(Bbl)	Price
2014	84,000	$93.95
2015	24,000	$88.28

In addition to the open commodity swap contracts, we have entered into costless collar contracts. The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by us related to the costless collar contracts. The following table reflects open costless collar contracts as of December 31, 2013.

	Oil	Floor/Ceiling
Term	(Barrels)	Price	Basis
Costless Collars – Crude Oil
01/01/2015 – 12/31/2015	36,000	$75.00/$95.60	NYMEX
01/01/2016 – 06/30/2016	10,002	$80.00/$89.50	NYMEX

Interest Rate Risk

Our credit facilities are tied to LIBOR if and when the associated LIBOR rate goes above 1%. As a result, changes in interest rates can impact our financial results and cash flows. A 1% increase in short-term interest rates on our floating-rate debt as of December 31, 2013 would cost us approximately $336,000 in additional interest expense annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Ridge Oil & Gas, Inc.

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Ridge Oil & Gas, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 24, 2014

BLACK RIDGE OIL & GAS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$1,150,347	$1,417,340
Accounts receivable	1,905,467	856,233
Settlement receivable	–	2,500,000
Advances to operators	1,214,662	1,350,295
Prepaid expenses	26,142	47,155
Total current assets	4,296,618	6,171,023

Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	79,361,432	35,248,983
Unproved properties	2,798,795	9,055,513
Other property and equipment	115,482	85,917
Total property and equipment	82,275,709	44,390,413
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(9,513,434)	(5,793,184)
Total property and equipment, net	72,762,275	38,597,229

Debt issuance costs, net	772,883	657,702

Total assets	$77,831,776	$45,425,954

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,453,709	$2,953,526
Settlement payable	–	160,000
Settlement accounts payable, related party	–	116,234
Accrued expenses	4,813	61,666
Current portion of derivative instruments	139,065	–
Total current liabilities	8,597,587	3,291,426

Derivative instruments	74,611	–
Asset retirement obligations	160,665	67,145
Revolving credit facilities and long term debt, net of discounts of $2,645,582 and $-0-, respectively	30,556,301	5,748,844
Deferred tax liability	4,033,845	4,732,696

Total liabilities	43,423,009	13,840,111

Commitments and contingencies (See note 15)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,072,795	29,847,212
Retained earnings	1,287,992	1,690,651
Total stockholders' equity	34,408,767	31,585,843

Total liabilities and stockholders' equity	$77,831,776	$45,425,954

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2013	2012

Oil and gas sales	$9,276,656	$6,022,540
Gain on settled derivatives	53,482	–
Losses on the mark-to-market of derivatives	(213,676)	–
Total revenues	$9,116,462	$6,022,540

Operating expenses:
Production expenses	1,145,686	649,603
Production taxes	1,015,907	692,527
General and administrative	2,299,757	3,530,643
Depletion of oil and gas properties	3,705,156	2,443,482
Accretion of discount on asset retirement obligations	9,019	4,557
Depreciation and amortization	24,001	24,206
Total operating expenses	8,199,526	7,345,018

Net operating income (loss)	916,936	(1,322,478)

Other income (expense):
Interest income	408	1,872
Interest (expense)	(2,380,359)	(1,193,278)
Settlement income	380,982	17,020,759
Settlement expense	(19,477)	(5,874,864)
Total other income (expense)	(2,018,446)	9,954,489

Income (loss) before provision for income taxes	(1,101,510)	8,632,011

Provision for income taxes	698,851	(3,720,601)

Net income (loss)	$(402,659)	$4,911,410

Weighted average common shares outstanding - basic	47,979,990	47,789,225
Weighted average common shares outstanding - fully diluted	47,979,990	48,061,239

Net income (loss) per common share - basic	$(0.01)	$0.10
Net income (loss) per common share - fully diluted	$(0.01)	$0.10

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2011	–	$–	47,402,965	$47,403	$28,058,674	$(3,220,759)	$24,885,318

Common stock issued for terminated oil & gas acquisition	–	–	577,025	577	437,962	–	438,539

Adjustments of indemnified accruals incurred pursuant to the spin-off from Ante4, Inc.	–	–	–	–	183,015	–	183,015

Common stock warrants granted as financing costs	–	–	–	–	271,933	–	271,933

Common stock warrants granted as financing costs, related party	–	–	–	–	45,719	–	45,719

Common stock options granted for services to employees	–	–	–	–	849,909	–	849,909

Net income for the year ended December 31, 2012	–	–	–	–	–	4,911,410	4,911,410

Balance, December 31, 2012	–	$–	47,979,990	$47,980	$29,847,212	$1,690,651	$31,585,843

Common stock warrants granted as financing costs, presented as a debt discount	–	–	–	–	2,473,576	–	2,473,576

Common stock warrants granted as financing costs	–	–	–	–	108,190	–	108,190

Common stock options granted for services to employees	–	–	–	–	643,817	–	643,817

Net loss for the year ended December 31, 2013	–	–	–	–	–	(402,659)	(402,659)

Balance, December 31, 2013	–	$–	47,979,990	$47,980	$33,072,795	$1,287,992	$34,408,767

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(402,659)	$4,911,410
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depletion of oil and gas properties	3,705,156	2,443,482
Depreciation and amortization	24,001	24,206
Amortization of debt issuance costs	749,920	190,580
Accretion of discount on asset retirement obligations	9,019	4,557
Losses on the mark-to-market of derivatives	213,676	–
Accrued payment in kind interest applied to long term debt	201,883	–
Amortization of original issue discount on debt	28,362	–
Amortization of debt discounts, warrants	199,632	–
Common stock issued for terminated oil and gas acquisition	–	438,539
Common stock warrants granted as financing costs	108,190	271,933
Common stock warrants granted as financing costs, related party	–	45,719
Common stock options issued to employees	643,817	849,909
Deferred income taxes	(698,851)	3,720,601
Decrease (increase) in current assets:
Accounts receivable	(1,049,234)	(183,230)
Settlement receivable	2,500,000	(2,500,000)
Prepaid expenses	21,013	(6,556)
Contingent consideration receivable	–	6,008,602
Increase (decrease) in current liabilities:
Accounts payable	164,527	119,610
Accounts payable, related parties	–	(9,206)
Settlement payable	(160,000)	160,000
Settlement payable, related parties	(116,234)	116,234
Accrued expenses	(56,853)	61,666
Royalties payable, related party	–	(300,431)
Net cash provided by operating activities	6,085,365	16,367,625

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	608,387	1,893,649
Purchases of oil and gas properties and development capital expenditures	(32,025,724)	(21,213,070)
Advances to operators	(882,604)	(1,977,188)
Purchases of other property and equipment	(38,472)	(7,428)
Net cash used in investing activities	(32,338,413)	(21,304,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	41,150,000	16,350,000
Repayments on revolving credit facilities	(14,298,844)	(10,601,156)
Debt issuance costs paid	(865,101)	(796,233)
Net cash provided by financing activities	25,986,055	4,952,611

NET CHANGE IN CASH	(266,993)	16,199
CASH AT BEGINNING OF PERIOD	1,417,340	1,401,141
CASH AT END OF PERIOD	$1,150,347	$1,417,340

SUPPLEMENTAL INFORMATION:
Interest paid	$1,104,688	$667,917
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$5,335,656	$195,995
Advances to operators received in swap for oil and gas properties	$(1,200,000)	$–
Advances to operators applied to development of oil and gas properties	$2,218,237	$626,893
Capitalized asset retirement costs, net of revision in estimate	$84,501	$58,688
Liabilities relieved to additional paid-in capital	$–	$183,015
Fair value of detachable warrants granted in consideration of debt financing	$2,473,576	$–

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to trade its common stock on the OTCQB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (Formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010 when the spin-off from our former parent company, Ante4, Inc. (now Emerald Oil, Inc. and also formerly known as Voyager Oil & Gas, Inc.), became effective. We became a publicly traded company when our shares began trading on July 1, 2010. Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana. Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner in a growing, diversified portfolio of oil and gas wells. We aggressively seek to accumulate mineral leases to position us to participate in the drilling of new wells on a continuous basis. Occasionally we also purchase working interests in producing wells.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

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

Reclassifications

In the current year, the Company separately classified advances to operators from prepaid expenses in the Balance Sheet and classified advances to operators as an investing activity on the Statement of Cash Flows. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

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

NOTES TO FINANCIAL STATEMENTS

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

	December 31,
	2013	2012
Cash	$1,112,356	$513,788
Money market funds	37,991	903,552
Total	$1,150,347	$1,417,340

Cash in Excess of FDIC and SIPC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $862,356 and $917,340 in excess of FDIC and SIPC insured limits at December 31, 2013 and 2012, respectively. The Company has not experienced any losses in such accounts.

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $865,101 and $796,233 of debt issuance costs during the years ended December 31, 2013 and 2012, respectively, of which the unamortized balance of debt issuance costs at December 31, 2013 and 2012 was $772,883 and $657,702, respectively. Amortization of debt issuance costs charged to interest expense was $749,920 and $190,580 for the years ended December 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2013. We have recognized depreciation expense on these website costs of $18,887 and $18,630 for the years ended December 31, 2013 and 2012, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $24,001 and $24,206 for the years ended December 31, 2013 and 2012, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2013 and 2012, respectively:

	Years Ended December 31,
	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$137,509	$172,503
Capitalized Interest Costs	–	–
Total	$137,509	$172,503

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. During the year ended December 31, 2013, the Company sold approximately 189 net acres for total proceeds of $608,387. During the year ended December 31, 2012, the Company sold approximately 509 net acres for total proceeds of $1,893,649. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

BLACK RIDGE OIL & GAS, INC.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. We recognized no impairment costs during the years ended December 31, 2013 and 2012, respectively.

Concentrations

Our revenue is solely derived from oil and gas sales to various purchasers, the market for which has very inelastic demand. Due to this, we do not consider any purchasers to represent a material concentration to our sales for the years ended December 31, 2013 or 2012, as we believe any of our customers could easily be replaced.

Since we do not operate any of our wells, we depend on our drilling partner operators to perform the drilling and other operating activities required for all sales of oil and gas. These operators are also responsible for remitting to us our revenue proceeds and billing us for drilling costs and lease operating expenses incurred. We had material concentrations of accounts receivable owed from four (4) and two (2) operators during the years ended December 31, 2013 and 2012, respectively, representing 60% and 44% of total oil and gas revenues and 41% and 28% of total oil and gas accounts receivable as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, we had 153 and 66 gross producing wells, respectively, and 4.87 and 2.30 net producing wells, respectively. As of December 31, 2013 and 2012, these four (4) and two (2) operating partners operated 31% and 38% of these gross producing wells, respectively, and 37% and 38% of these net producing wells, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
Weighted average common shares outstanding – basic	47,979,990	47,789,225
Plus: Potentially dilutive common shares:
Stock options and warrants	–	272,014
Weighted average common shares outstanding – diluted	47,979,990	48,061,239

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 16,103,209 and 7,513,709 as of December 31, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of common stock and stock options issued for services and compensation totaled $643,817 and $1,288,448 for the years ended December 31, 2013 and 2012, respectively, including $-0- and $438,539, respectively, of common stock valued at the fair market value based on the Company’s closing trading price on the date of grant. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

Various taxing authorities can periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods. We implemented the disclosure guidance effective January 1, 2013 and the implementation did not have a material effect on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Various accounting standards and interpretations were issued in 2013 with effective dates subsequent to December 31, 2013. We have evaluated the recently issued accounting pronouncements that are effective in 2014 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2014 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Acquisition

On December 13, 2013, the Company acquired oil and natural gas properties from CP Exploration, LP (“CPX”) for approximately $20.6 million, net of purchase price adjustments (“the CPX Acquisition”). The properties acquired in the CPX Acquisition are comprised of leasehold interests in approximately 2,040 net mineral acres in the Williston Basin of North Dakota and interests in 43 gross (0.92 net) producing wells on the acquired leases.

The Company completed its valuation of the properties acquired in the CPX Acquisition which is summarized as follows:

Purchase price of Acquired Properties	$20,680,032

Allocation of Purchase Price
Proved Oil and Gas Properties	$20,517,903
Unproved Oil and gas Properties	195,780
Total fair value of oil and gas properties	20,713,683
Asset retirement obligations (1)	(33,651)
Fair value of net assets acquired	$20,680,032

(1)	The estimated fair value of the acquired asset retirement obligation was determined using the Company’s credit adjusted risk-free rate.

The following unaudited pro forma combined results of operations for the years ended December 31, 2013 and 2012 are presented as though the CPX Acquisition had been completed as of January 1, 2012. The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of the properties acquired in the CPX Acquisition. The supplemental pro forma results of operations are provided for illustrative purposes only and not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented. The pro forma results of operations do not include any cost savings or other synergies that resulted from the CPX Acquisition or any estimated costs incurred to integrate the CPX Acquisition assets.

	Years Ended December 31,
	2013	2012
	(Unaudited)
Boe Produced	160,432	114,431

Revenues	$13,511,159	$9,283,494
Net operating income	$2,704,323	$17,816
Net income (loss)	$(236,429)	$4,612,937
Income (loss) per common share
Basic	$(0.00)	$0.10
Diluted	$(0.00)	$0.10

Revenues of $158,430 and operating income of $36,839 associated with the CPX Acquisition have been included in the accompanying statement of operations for the year ended December 31, 2013.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Related Party

During the years ended December 31, 2013 and 2012, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 12 below.

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

Morris Goldfarb, one of the Company’s former directors, participated as a Lender through the Agent with a commitment amount of $1.5 million in the facility. In consideration for his participation through the agent, Mr. Goldfarb was issued 75,000 warrants (his pro-rata share as a Lender) with the same terms and conditions as the other warrants issued in connection with the closing of the PrenAnte5 Credit Agreement. The warrants vested on the May 2, 2012, the one year anniversary of the grant and are exercisable until May 1, 2016 at an exercise price of $0.95 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $0.7837, was $58,781, and was amortized over the three year life of the credit agreement and the amortization was accelerated in 2012 to fully amortize the remaining unamortized value upon termination of the agreement. The Company recognized compensation expense of $-0- and $45,719 during the years ended December 31, 2013 and 2012, respectively.

Other Related Party Transactions

A former officer of the Company, Steve Lipscomb, received a commission of 5% of a royalty stream from Peerless Media Ltd., recorded on the balance sheet as of December 31, 2011 as a contingent consideration receivable, as a result of an incentive arrangement with Mr. Lipscomb that was approved by Ante4’s Board of Directors in February 2009. Mr. Lipscomb has received a total of $-0- and $26,468 during the years ended December 31, 2013 and 2012, respectively, of which $19,071 in royalties were received by Mr. Lipscomb while an officer of the Company in 2012. As a result of the settlement of litigation related to the same agreement, Mr. Lipscomb was due 5% of the settlement payments from the litigation settlement amounting to approximately $548,827 of which $432,593 was paid in 2012 and the remaining $116,234 was paid by the Company of the final settlement payment from Peerless Media, Ltd. Mr. Lipscomb received an additional $19,477 in 2013 for his 5% share in additional settlement payments received by the Company in 2013.

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $34,350 and $26,546 to this entity during the years ended December 31, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Oil and Gas Properties

The following tables summarize gross and net productive oil wells by state at December 31, 2013 and 2012. A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2013		December 31, 2012
	Gross	Net	Gross	Net
North Dakota	152	4.79	66	2.30
Montana	1	0.08	–	–
	153	4.87	66	2.30

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of December 31, 2013 and 2012, our principal oil and gas assets included approximately 14,300 and 12,256 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Purchases of oil and gas properties and development costs for cash	$32,025,724	$21,213,070
Purchase of oil and gas properties accrued at year-end	7,953,801	2,618,145
Purchase of oil and gas properties accrued at the beginning of the year	(2,618,145)	(2,422,150)
Advances to operators applied to development of oil and gas properties	2,218,237	626,893
Capitalized asset retirement obligations	84,501	58,688
Total purchase and development costs, oil and gas properties	$39,664,118	$22,094,646

2013 Acquisitions

During 2013, including the CPX acquisition, the Company purchased approximately 3,571 net mineral acres of oil and gas properties in North Dakota and Montana. Additionally, in conjunction with the purchase of the net mineral acres we acquired 45 gross producing wells (1.23 net wells). In consideration for the assignment of these mineral leases and producing wells, we paid the sellers a total of approximately $24,693,145.

2013 Divestitures

During 2013, the Company sold approximately 189 net mineral acres of oil and gas properties in North Dakota for total proceeds of $608,387. No gain or loss was recorded pursuant to the sales.

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

2013 Acreage Swap

In 2013, we traded 950 acres to an operator in exchange for 160 acres in a different geographic location and a drilling carry for the well costs for our interests in 2 gross (0.12 net) wells valued at $1,200,000 and carried on the balance sheet as advances to operators.

Undeveloped Acreage Expirations

We had no leases expire in 2012. During 2013, we had leases encompassing 543 net acres expire with carrying costs of $833,884 that have been transferred to the full cost pool subject to depletion. We estimate that approximately 4,200 net acres with carrying costs of approximately $6,200,000 will expire prior to the commencement of production activities during 2014. The carrying costs of these leases, which we estimate will expire in 2014 have also been transferred to the full cost pool and are subject to depletion.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Beginning asset retirement obligation	$67,145	$3,900
Revision in estimate of asset retirement obligation	(19,848)	–
Liabilities incurred for new wells placed in production	70,698	58,688
Liabilities assumed in acquisition	33,651	–
Accretion of discount on asset retirement obligations	9,019	4,557
Ending asset retirement obligation	$160,665	$67,145

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

On September 27, 2012, the Company entered into a settlement agreement with Peerless and ElectraWorks, Ltd. (“ElectraWorks”) to settle all claims regarding Peerless’s performance of obligations with respect to the business purchased by Peerless from Ante4, Inc. in November 2009 (the "Litigation"). The Litigation was pending before Judicial Arbitration and Mediation Services (JAMS) in Los Angeles, California. Under the settlement agreement, Peerless/ElectraWorks will pay the Company $13.5 million, of which $11,000,000 was received by the Company in 2012 and the remaining $2.5 million was received in 2013. In addition, Peerless/ElectraWorks will make payments to the Company upon certain contingencies related to the passage of federal or state legislation permitting real money online poker and Peerless/ElectraWorks or one of their affiliates obtaining such a license. The maximum amount of these contingent payments is $6.5 million with the amount determined based on how such legislation is enacted. Under the settlement agreement the Company has released its rights to the royalty stream and no further payments are due from Peerless/ElectraWorks other than those set forth in the settlement agreement.

The Company paid attorneys’ fees of $2 million, of which $1.84 million was paid in 2012 and $0.16 million was paid in 2013, as well as various costs out of the proceeds. In addition, as a result of an incentive arrangement with Steve Lipscomb, a former officer of the Company that was approved by WPT Enterprises, Inc.’s Board of Directors in February 2009, Mr. Lipscomb is receiving 5% of the settlement payments, net of attorneys’ fees and other costs; as such amounts are received by the Company.

The contingent consideration receivable of $5,479,241 and the royalty payable of $273,963 as of the settlement date were relieved as a part of the settlement resulting in a net gain of $5,745,895. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $-0- and $333,176 for the years ended December 31, 2013 and 2012, respectively.

In December of 2013, as a result of the legalization of online gambling in the state of New Jersey, Peerless/ElectraWorks paid the Company $380,982 of additional settlement proceeds. As part of the agreement with Mr. Lipscomb, the Company paid Mr. Lipscomb 5% of the settlement proceeds or $19,477.

Deloitte & Touche Settlement

On October 5, 2012, the Company and other parties entered into a settlement agreement with Deloitte & Touche, LLP ("Deloitte & Touche") to settle all claims between the parties arising out of the case of WPT Enterprises, Inc. v. Deloitte & Touche, before the Superior Court of the State of California, County of Los Angeles (the "Litigation"). The claims in the Litigation were assigned to the Company as part of the Company’s distribution (spin-off) agreement with Ante4, Inc. On November 1, 2012, after satisfying obligations to various parties, including litigation counsel, the Company received $5.4 million of net proceeds under the settlement agreement as its share of the settlement proceeds, representing $9 million of settlement income and $3.6 million of related legal fees. The parties agreed to stipulate to the dismissal of the Litigation and to a mutual release of all claims. The Company has expensed non-contingent expenses and fees associated with pursuing the settlement as those expenses and fees were incurred amounting to $-0- and $37,758 for the years ended December 31, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Derivative Instruments

The Company is required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as such, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in its statements of operations under the captions “Loss on Settled Derivatives” and “ Losses on the Mark-to-Market of Derivatives.”

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

As of December 31, 2013, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
Settlement Period		Oil (Barrels)	Fixed Price
January 1, 2014 – December 31, 2014		44,004	$94.45
January 1, 2014 – December 31, 2014		39,996	$93.40
January 1, 2015 – December 31, 2015		24,000	$88.28

Crude Oil Costless Collars
	Oil	Floor/Ceiling
Settlement Period	(Barrels)	Price	Basis
January 1, 2015 – December 31, 2015	36,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of December 31, 2013, the Company had total volume on open commodity swaps of 108,000 barrels at a weighted average price of approximately $92.69.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Derivative gains and losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Years Ended
	December 31,
	2013	2012
Realized gain on derivatives:
Crude oil fixed price swaps	$53,482	$–
Crude oil collars	–	–
Realized loss on derivatives, net	$53,482	$–

Losses on the mark-to-market of derivatives
Crude oil fixed price swaps	$(134,293)	$–
Crude oil collars	(79,383)	–
Losses on the mark-to-market of derivatives	$(213,676)	$–

Balance sheet offsetting of derivative assets and liabilities

In December 2011, the FASB issued ASU No 2011-11, Balance Sheet (Topic210)-Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting arrangements to enable financial statement users to understand the effects of netting arrangements on an entity’s financial position. The Company adopted the provision of the standard upon entering into our first derivative contract and has provided the applicable disclosures below with respect to its derivative instruments.

All of the Company’s derivative contracts are carried at their fair value in the condensed balance sheets under the captions “Current portion of derivative instruments” and “Derivative instruments”. Derivative instruments from the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the condensed balance sheets. The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under the netting arrangements with counterparties, and the resulting net amounts presented in the condensed balance sheets for the periods presented, all at fair value.

	December 31, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet
Commodity derivative assets	$–	$–	$–	$–	$–	$–

	December 31, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet
Commodity derivative liabilities	$(396,573)	$182,897	$(213,676)	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	December 31,
	2013	2012
Derivative assets	$–	$–
Noncurrent derivative assets	–	–
Net amount of assets on the balance sheet	–	–

Derivative liabilities	(139,065)	–
Noncurrent derivative liabilities	(74,611)	–
Net amounts of liabilities on the balance sheet	(213,676)	–
Total derivative liabilities, net	$(213,676)	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,150,347	$–	$–
Total assets	1,150,347	–	–
Liabilities
Derivative Instruments (crude oil swaps and collars)	–	213,676	–
Revolving credit facilities and long term debt, net of discounts	–	30,556,301	–
Total Liabilities	–	30,769,977	–
	$1,150,347	$(30,769,977)	$–

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,417,340	$–	$–
Total assets	1,417,340	–	–
Liabilities
Revolving credit facilities	–	5,748,844	–
Total Liabilities	–	5,748,844	–
	$1,417,340	$(5,748,844)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2013 and 2012.

Level 2 liabilities include revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2013 and 2012.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 –Revolving Credit Facilities

Senior Credit Facility and Subordinated Credit Facilities

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013 and March 24, 2014 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was increased to $18 million commensurate with the CPX acquisition. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of December 31, 2013 the Company had borrowings of $13 million outstanding under the Senior Credit Agreement.

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013 and March 24, 2014 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We drew an additional $4,900,000, net of a $100,000 original issue discount, as part of the funding for the CPX Acquisition on December 12, 2013.

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending December 31, 2013.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $199,632 was amortized during the year ended December 31, 2013. The remaining unamortized balance of the debt discount attributable to the warrants is $2,273,944 as of December 31, 2013.

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Senior Revolving Credit Facility, Cadence Bank, N.A.	$13,000,000	$–
Subordinated Credit Agreement, Chambers	20,000,000	–
PIK Interest on Subordinated Credit Agreement, Chambers	201,883	–
Revolving Credit Facility, Dougherty Funding, LLC	–	5,748,844

Total credit facilities and long term debts	33,201,883	5,748,844
Less: Unamortized OID	(371,638)	–
Less: Unamortized debt discount attributable to warrants	(2,273,944)	–
Total credit facilities and long term debts, net of discounts	30,556,301	5,748,844
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$30,556,301	$5,748,844

Net proceeds of $19,600,000 were received from our $20,000,000 in advances due to $400,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $28,362 was amortized during the year ended December 31, 2013. The remaining unamortized balance of the debt discount attributable to the OID is $371,638 as of December 31, 2013.

The following presents components of interest expense for the years ended December 31, 2013 and 2012, respectively:

	Years Ended December 31,
	2013	2012
Credit Facilities, accrued PIK interest	$201,883	$–
Credit Facilities, amortization of OID	28,362	–
Credit Facilities, interest and commitment fees	1,092,372	685,046
Credit Facilities, amortization of debt issuance costs	749,920	190,580
Credit Facilities, amortization of warrant costs	307,822	317,652
	$2,380,359	$1,193,278

Note 11 – Stockholders’ Equity

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

Adjustments to Additional Paid In Capital

During 2012, the Company relieved total liabilities of $183,015 from accounts payable incurred prior to our spin-off from Ante4, Inc. on April 16, 2010. These liabilities were tested in 2012 and determined not to be validly owed liabilities by Ante4, Inc. Our indemnification agreement pursuant to the spin-off terminated during 2012 and we no longer bear any liability for unclaimed liabilities. The original transactions did not have an impact on our statements of operations. As a result, the adjustment did not affect 2012 income.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 – Options

The following table presents all options granted during the year ended December 31, 2013:

		Number		Term	Vesting Term	Black-Scholes Options Pricing Model:			Expense	Expense
Grant Date	Recipient	of Options	Strike Price	in Years(1)	in Years(1)	Volatility	Call Value	Total Fair Value	Recognized in 2013	Recognized in 2012
12/12/13	Kenneth DeCubellis, CEO	750,000	$ 0.65	10	5	117%	$ 0.5675	$ 425,595	$ 4,431	$ -
12/12/13	James Moe, CFO	200,000	$ 0.65	10	5	117%	$ 0.5675	113,492	1,182	-
12/12/13	Michael Eisele, COO	250,000	$ 0.65	10	5	117%	$ 0.5675	141,865	1,477	-
12/12/13	Employee	175,000	$ 0.65	10	5	117%	$ 0.5675	99,306	1,034	-
12/12/13	Employee	25,000	$ 0.65	10	5	117%	$ 0.5675	14,187	148	-
12/12/13	Employee	10,000	$ 0.65	10	5	117%	$ 0.5675	5,675	59	-
12/12/13	Joseph Lahti, Director	100,000	$ 0.65	10	5	117%	$ 0.5675	56,746	591	-
12/12/13	Benjamin Oehler, Director	100,000	$ 0.65	10	5	117%	$ 0.5675	56,746	591	-
12/12/13	Bradley Berman, Director	100,000	$ 0.65	10	5	117%	$ 0.5675	56,746	591	-
10/30/13	Employee	20,000	$ 0.63	10	5	114%	$ 0.5443	10,886	370	-
08/01/13	Michael Eisele, COO	165,000	$ 0.64	10	5	114%	$ 0.5520	91,087	7,590	-
01/24/13	Employee	12,500	$ 0.56	10	5	110%	$ 0.4725	5,907	1,099	-
01/24/13	Employee	70,000	$ 0.56	10	5	110%	$ 0.4725	33,077	6,158	-
01/24/13	Michael Eisele, COO	165,000	$ 0.56	10	5	110%	$ 0. 4725	77,968	14,514	-
01/24/13	James Moe, CFO	115,000	$ 0.56	10	5	110%	$ 0. 4725	54,341	10,116	-
01/24/13	Kenneth DeCubellis, CEO	400,000	$ 0.56	10	5	110%	$ 0.4725	189,014	35,189	-
		2,657,500						$1,432,638	$ 85,140	$ -

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents all options granted during the year ended December 31, 2012:

		Number		Term	Vesting Term	Black-Scholes Options Pricing Model:		Total	Expense	Expense
Grant Date	Recipient	of Options	Strike Price	in Years(1)	in Years(1)	Volatility	Call Value	Fair Value	Recognized in 2013	Recognized in 2012
12/04/12	Benjamin Oehler, Director	100,000	$ 0.53	10	5	110%	$ 0.4468	$ 44,681	$ 8,936	$ 661
12/04/12	Joseph Lahti, Director	100,000	$ 0.53	10	5	110%	$ 0.4468	44,681	8,936	661
09/25/12	Kenneth DeCubellis, CEO(2)	1,000,000	$ 0.27	10	5	114%	$ 0.2316	31,294	6,260	1,651
09/25/12	James Moe, CFO(2)	500,000	$ 0.27	10	5	114%	$ 0.2316	27,595	5,520	1,456
09/25/12	Employee(2)	10,000	$ 0.27	10	5	114%	$ 0.2316	313	64	17
08/31/12	Joseph Lahti, Director	100,000	$ 0.31	10	3	114%	$ 0.2607	26,066	5,212	1,731
08/10/12	Michael Eisele, COO(3)	150,000	$ 0.28	10	5	112%	$ 0.2390	35,853	7,172	2,795
08/03/12	Employee	150,000	$ 0.40	10	5	111%	$ 0.3398	50,965	10,192	4,168
		2,110,000						$261,448	$ 52,292	$ 13,140

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

(3) Mr. Eisele was promoted to Chief Operating Officer effective August 1, 2013.

Options Cancelled

On November 15, 2013, 166,667 common stock options were forfeited pursuant to the resignation of an officer.

On October 17, 2012, 113,333 common stock options were forfeited pursuant to the resignation of a director.

On September 7, 2012, 466,333 common stock options were cancelled pursuant to the resignation of an officer.

No other options were cancelled during 2013 or 2012.

Options Expired

No options expired during the years ended December 31, 2013 and 2012.

Options Exercised

No options were exercised during the year ended December 31, 2013 and 2012.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2013.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.03 - $1.00	6,639,834	8.53 years	$ 0.59	2,141,667	$ 0.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2013	2012
Average risk-free interest rates	1.92%	1.06%
Average expected life (in years)	5	5
Volatility	114%	112%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2013 and 2012 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2013 and 2012 was $0.62, and $0.31 per option, respectively.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2011	4,162,000	$1.00
Options expired	–	–
Options cancelled	(2,122,999)	(1.14)
Options granted	2,110,000	0.31
Options exercised	–	–
Balance, December 31, 2012	4,149,001	0.58
Options expired	–	–
Options cancelled	(166,667)	(1.00)
Options granted	2,657,500	0.62
Options exercised	–	–
Balance, December 31, 2013	6,639,834	0.59

Exercisable, December 31, 2013	2,141,667	$0.72

The Company expensed $643,817 and $849,909 from the amortization of common stock options during the years ended December 31, 2013 and 2012, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – Warrants

Warrants Granted

2013 Warrants Granted

On August 8, 2013, in connection with entering into the Subordinated Credit Facility, the Company agreed to issue to the lenders cashless warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 114%, risk-free interest rate of 1.38% and a call option value of $0.4947 was $2,473,576 and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. Proceeds from the sale were allocated between the debt and equity based on the relative fair values at the time of issuance. The fair value of $2,473,576 is presented as a debt discount on the balance sheet and a total of $199,632 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively. The remaining unamortized balance of those warrants is $2,273,944 as of December 31, 2013.

2012 Warrants Granted

On September 5, 2012, we granted 585,000 warrants in connection with the amended Dougherty Funding, LLC Revolving Credit Facility. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 113% and a call option value of $0.2069, was $121,054, and is being amortized over the approximate three year life of the amended facility. The Company recognized a total of $108,190 and $12,864 of interest expense during the years ended December 31, 2013 and 2012, respectively. The remaining unamortized balance of those warrants is $-0- as of December 31, 2013.

Warrants Cancelled

No warrants were cancelled during 2013 or 2012.

Warrants Expired

No warrants expired during the years ended December 31, 2013 and 2012.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2013 and 2012.

The following is a summary of information about the Warrants outstanding at December 31, 2013:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Prices	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price
$0.38 - $1.50	9,463,375	3.58 years	$ 0.94	9,463,375	$ 0.94

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,
	2013	2012
Average risk-free interest rates	1.38%	0.32%
Average expected life (in years)	5	3
Volatility	114%	113%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants. During the years ended December 31, 2013 and 2012, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended December 31, 2013 and 2012 was $0.65 and $0.38 per warrant, respectively.

The following is a summary of activity of outstanding warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	3,878,375	$1.39
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	585,000	0.38
Warrants exercised	–	–
Balance, December 31, 2012	4,463,375	1.26
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	5,000,000	0.65
Warrants exercised	–	–
Balance, December 31, 2013	9,463,375	0.94

Exercisable, December 31, 2013	9,463,375	$0.94

Note 14 – Income Taxes

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

Our provision for income taxes for the years ended December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Current taxes	$–	$–
Deferred tax provision (benefit)	(698,851)	3,720,601
Valuation allowance	–	–
Net income tax provision (benefit)	$(698,851)	$3,720,601

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate for the years ended December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Federal statutory income tax rate	35.00%	35.00%
State income taxes	2.35%	6.01%
Effect of statutory rate change on deferred taxes	34.49%	0.52%
Permanent differences	(0.17%)	0.57%
Change in valuation allowance	(8.23%)	1.00%
Net effective income tax rate	63.44%	43.10%

The Company’s state income tax rate as of December 31, 2013 decreased by 3.66% from 6.01% as of December 31, 2012, to 2.35%. This decrease in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. Due to the legal settlement amounts and non-oil & gas revenue the Company received during previous years being sourced to the state of Minnesota for income tax purposes, a larger percentage of the Company’s activity was expected to be apportioned to that state. As compared to North Dakota, the other state the Company files tax returns in which has a corporate income tax rate of 4.53%, the state of Minnesota has a 9.80% corporate income tax rate. This change in apportionment resulted in a 34.49% increase in the effective tax rate for the current period based on its effect on the carrying value of the net deferred tax liability.

The components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryovers	$7,465,973	$2,466,977
Stock compensation	1,118,426	837,761
Derivative liabilities	79,806	–
Reorganization costs	50,040	54,943
Asset retirement obligation	60,007	27,535
Total deferred tax assets	$8,774,252	$3,387,216

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(12,229,818)	$(7,630,903)
Property and equipment	(13,764)	(15,192)
Total deferred liabilities	(12,243,582)	(7,646,095)

Net deferred tax liabilities	(3,469,330)	(4,258,879)
Less: valuation allowance	(564,515)	(473,817)
Deferred tax liabilities	$(4,033,845)	$(4,732,696)

As of December 31, 2013, the Company has net operating loss carryover of approximately $19,989,725. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2032. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had recognized a valuation allowance reducing the carrying value of its deferred tax asset by $473,817 as of December 31, 2012. As of December 31, 2013 the Company has increased its valuation allowance by $90,698 to $564,515. This increase was to more accurately reflect an allowance on only a portion of its deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2013.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

The Company is involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of the matters arising in the normal course of business but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

The Company periodically maintains cash balances at banks in excess of federally insured amounts. The extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of December 31, 2013 the Company had committed to AFE’s of approximately $8.2 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $451,000 and $468,000 in oil and gas sales for the years ended December 31, 2013 and 2012, respectively, and $110,000 and $124,000 of production taxes and operating expenses for the years ended December 31, 2013 and 2012, respectively. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 16 – Subsequent Events

Oil & Gas Property Acquisitions

Through March 15, 2014, the Company purchased approximately 199 net acres of oil and gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers approximately $1,652,034. Additionally, through March 15, 2014, the Company sold 470 net acres of oil and gas properties in North Dakota for proceeds of $1,240,000.

Debt Financing

On March 24, 2014, the Company amended its Credit Facilities with Cadence and Chambers to make certain changes to definitions and our covenants. The changes include: (i) the addition of the defined term “In Process Well Costs” to describe certain costs paid or accrued by us for drilling and completion costs of a well in process for purposes of calculating Reserve Value; (ii) the revision of the definition of Collateral Coverage Ratio to take into account In Process Well Costs in the calculation of the ratio; (iii) a change in the value assigned to Proved Undeveloped Reserves for purposes of calculating Reserve Value from 50% (subject to a cap) to 0%; (iv) revisions to the Minimum Collateral Coverage Ratio (initially 1.25 to 1.00) for purposes of our covenants to be 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter; and (v) revisions to the applicable Consolidated Net Leverage Ratio (initially 3.50 to 1.00) for purposes of our covenants to 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015, and thereafter.

The Company received an advance of $5,000,000 pursuant to the Credit Facility with Chambers on March 21, 2014.

From January 1, 2014 through March 26, 2014, the Company received cumulative advances, net of repayments, of $1,250,000 pursuant to the Credit Facility with Cadence.

Common Stock Options

On January 30, 2014 and February 10, 2014, the Company granted 5,000 and 27,500 common stock options, respectively, to new employees. All of the options vest annually over five years beginning on the first anniversary of the grants and are exercisable until the tenth anniversary of the date of grant at exercise prices of $0.63 and $0.782 per share, respectively.

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

Costs Incurred and Capitalized Costs

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	December 31,
	2013	2012
Proved oil and gas properties	$79,361,432	$35,248,983
Unproved oil and gas properties	2,798,795	9,055,513
Accumulated depreciation, depletion and amortization, and impairment	(9,461,011)	(5,755,855)
Total	$72,699,216	$38,548,641

The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,
	2013	2012
Costs incurred for the year:
Proved property acquisition	$24,177,260	$2,434,143
Unproved property acquisition	653,394	987,685
Development	14,748,963	18,614,130
Total	$39,579,617	$22,035,958

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

	Years Ended
	December 31,
	2013	2012
Property acquisition	$2,498,452	$9,028,945
Development	300,343	26,568
Total	$2,798,795	$9,055,513

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

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

Oil and Natural Gas Reserve Data

The following tables present the Company's independent petroleum consultants' estimates of its proved oil and natural gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Oil (Bbls)	Natural Gas (Mcf)
Proved developed and undeveloped reserves as of December 31, 2011	432,263	285,443
Revisions of previous estimates	(26,256)	25,070
Extensions, discoveries and other additions	1,455,882	1,127,965
Purchase of reserves in place	388,927	207,806
Sale of reserves in place	(63,376)	(25,840)
Production	(71,307)	(15,756)
Proved developed and undeveloped reserves as of December 31, 2012	2,116,133	1,604,688
Revisions of previous estimates	(287,354)	(246,121)
Extensions, discoveries and other additions	1,273,374	962,067
Purchase of reserves in place	1,526,696	849,376
Sale of reserves in place	(454,378)	(338,444)
Production	(99,979)	(52,973)
Proved developed and undeveloped reserves as of December 31, 2013	4,074,492	2,778,593

Proved developed reserves:
December 31, 2012	452,595	340,160
December 31, 2013	927,272	652,793

Proved undeveloped reserves:
December 31, 2012	1,663,538	1,264,528
December 31, 2013	3,147,220	2,125,800

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2013 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves. The following is a summary of the Company’s standardized measure of discounted future cash flows for the years as indicated:

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

	Years Ended December 31,
	2013	2012
Future cash inflows	$385,294,210	$189,245,600
Future production costs	(136,845,985)	(57,521,100)
Future development costs	(84,614,646)	(49,284,100)
Future income tax expense	(38,354,449)	(23,163,250)
Future net cash flows	125,479,130	59,277,150
10% annual discount for estimated timing of cash flows	(63,819,859)	(37,562,429)
Standardized measure of discounted future net cash flows	$61,659,271	$21,714,721

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves. The prices for the Company's reserve estimates were as follows:

	Oil (Bbl)	Natural Gas (Mcf)
December 31, 2013	$88.93	$8.25

December 31, 2012	$84.36	$6.69

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	Years Ended December 31,
	2013	2012
Standard measure, beginning of year	$21,714,721	$7,555,073
Sales of oil and natural gas produced, net of production costs	(7,115,063)	(4,680,409)
Net changes of prices and production costs	287,564	(289,171)
Revisions of quantity estimates	(6,149,984)	(429,455)
Extensions and discoveries	23,249,505	18,311,978
Changes in estimated future development costs	2,772,759	80,830
Purchase of reserves in place	31,056,959	4,716,587
Sale of reserves in place	(4,437,843)	(258,040)
Previously estimated development costs incurred during the period	5,568,753	2,955,579
Accretion of discount	2,793,885	755,507
Net changes in income taxes	(6,493,210)	(6,224,479)
Changes in timing and other	(1,588,775)	(779,279)
Standard measure, end of year	$61,659,271	$21,714,721

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

As of December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

Second Amendment to Credit Agreement

On March 24, 2014, the Company entered into that second amendment (the “Second Amendment”) to the Credit Agreement by and between the Company and Cadence Bank, N.A., a national banking association (the “Bank”) dated August 8, 2013, as previously amended by that certain First Amendment to Credit Agreement dated December 13, 2013 (“Senior Credit Facility”). Whereas the Senior Credit Facility initially provided for Maximum Net Debt to EBITDAX Ratio (as defined in the Senior Credit Facility) of 3.50 to 1.00 as of the end of each quarter commencing with the calendar quarter ended September 30, 2013, the Second Amendment revises the Maximum Net Debt to EBITDAX Ratio to 3.75 to 1.00 for the calendar quarter ending March 31, 2014, 4.25 to 1.00 for the calendar quarters ending June 30, 2014 and September 30, 2014, and 4.00 to 1.00 for the calendar quarter ending December 31, 2014. The Second Amendment also revises the Collateral Coverage Ratio (as defined in the Senior Credit Facility) to be not less than 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, in order to be consistent with the Subordinated Credit Facility.

The foregoing description of the Second Amendment to the Credit Agreement is a summary only and is qualified in its entirety by reference to the Second Amendment to Credit Agreement, attached hereto as Exhibit 10.26, which is incorporated herein by reference.

Second Amendment to Second Lien Credit Agreement

On March 24, 2014, the Company entered into that second amendment (the “Subordinated Credit Second Amendment”) to the Second Lien Credit Agreement dated August 8, 2013, by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and several other lenders, as previously amended on December 13, 2013 (the “Subordinated Credit Facility”). The Subordinated Credit Second Amendment makes several changes to the definitions and covenants under the Subordinated Credit Facility, including: (i) adding the defined term “In Process Well Costs” to describe certain costs paid or accrued by us for drilling and completion costs of a well in process for purposes of calculating Reserve Value; (ii) revising the definition of Collateral Coverage Ratio to take into account In Process Well Costs in the calculation of the ratio; (iii) changing the value assigned to Proved Undeveloped Reserves for purposes of calculating Reserve Value from 50% (subject to a cap) to 0%; (iv) revising the Minimum Collateral Coverage Ratio definition to be consistent with the changes in the calculation in the Subordinated Credit Facility and revised the ratio (initially 1.25 to 1.00) for purposes of our covenants to be 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter; and (v) revising the applicable Consolidated Net Leverage Ratio (initially 3.50 to 1.00) for purposes of our covenants to 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter.

The foregoing description of the Second Amendment to Second Lien Credit Agreement is a summary only and is qualified in its entirety by reference to the Second Amendment to Second Lien Credit Agreement, attached hereto as Exhibit 10.27, which is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 24, 2014:

Name	Age	Position
Kenneth DeCubellis	47	Chief Executive Officer
Michael Eisele	31	Chief Operating Officer
James Moe	56	Chief Financial Officer
Bradley Berman	43	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	65	Director
Joseph Lahti(1)(2)	53	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011. Prior to joining Black Ridge, Mr. DeCubellis was the president and chief executive officer of Altra Inc. [1], a venture capital backed biofuels company based in Los Angeles, California. He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008. From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas. Mr. DeCubellis also previously served as the chairman of KD Global Energy Belize Ltd., a company that provides technical and business services for petroleum lease holders in Belize. Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and an MBA from Northwestern University’s JL Kellogg Graduate School of Management.

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

Michael Eisele has been the chief operating officer of Black Ridge since August 1, 2013, and prior to that had served as the Company’s vice president of land since August 2012, overseeing the Company’s acreage portfolio and managing acquisitions and divestitures. Mr. Eisele brings over five years of oil and gas lease experience in the Williston Basin and greater Rocky Mountain region. Prior to joining the Company, Mr. Eisele was the co-owner and landman of High West Resources, Ltd. from 2011 to 2012, the owner of Eisele Resources LLC from 2009 to 2012, and a self-employed landman from 2007 to 2009. Mr. Eisele is a graduate of Luther College (B.A.).

_____________________

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

Mr. Eisele’s qualifications:

•	Leadership experience – Mr. Eisele has been our chief operating officer since August 1, 2013, and our vice president of land from August 2012 to July 2013, co-owner and landman of High West Resources, Ltd. (2011 to 2012), owner of Eisele Resources LLC (2009 to 2012) and a self-employed landman (2007 to 2009).
•	Industry experience - Mr. Eisele has been our chief operating officer from August 1, 2013 and has over five years of oil and gas lease experience in the Williston Basin and greater Rocky Mountain region.
•	Education experience - Mr. Eisele holds a Bachelor of Arts degree from Luther College in 2005.

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

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provides innovative products to the gaming industry. Mr. Lahti currently serves as Chairman of the Board of PokerTek, Inc., a publicly traded company, and he is also an independent director of AFAM/Innealta. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the chairman of the board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees.

Mr. Lahti’s qualifications:

•	Leadership experience – Mr. Lahti is a principal of JL Holdings (1989 to present). Mr. Lahti currently serves as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).
•	Industry experience - Mr. Lahti has participated as an independent director in several public companies in a variety of other industries, including serving as an independent director of Voyager Oil & Gas, Inc. and serving as the compensation committee chair for Voyager Oil & Gas, Inc. and Poker Tek, Inc. and compensation committee member of Zomax Inc. and several private companies.
•	Education experience - Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

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

Board and Committee Meetings

During the year ended December 31, 2013, the Board of Directors held four meetings, the Audit Committee held five meetings, and the Compensation Committee held two meetings. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2013. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Communications with the Board of Directors

Stockholders and other interested persons seeking to communicate directly with the Board of Directors, the independent directors as a group or any of the Audit or Compensation Committees of the Board of Directors, should submit their written comments c/o Corporate Secretary at our principal executive offices at 10275 Wayzata Boulevard, Suite 100, Minnetonka MN 55305 and should indicate in the address whether the communication is intended for the Chairman of the Board, the Independent Directors or a Committee Chair. The Chairman of the Board will review any such communication at the next regularly scheduled Board of Directors meeting unless, in his or her judgment, earlier communication to the Board of Directors is warranted.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes the following forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2013 have not been filed timely:

•	One Form 4 for Mr. Joseph Lahti filed on December 17, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Overview

We currently qualify as a “smaller reporting company” as such term is defined in Rule 405 of the Securities Act and Item 10 of Regulation S-K. Accordingly, and in accordance with relevant SEC rules and guidance, we have elected, with respect to the disclosures required by Item 402 (Executive Compensation) of Regulation S-K, to comply with the disclosure requirements applicable to smaller reporting companies. The following Compensation Overview is not comparable to the “Compensation Discussion and Analysis” that is required of SEC reporting companies that are not smaller reporting companies.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, none of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2013, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on December 12, 2013, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 1,200,000 common stock options to purchase common stock at $0.65 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant.

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

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of the Company. However, as of the date of this filing, we have entered into Change of Control Agreements (the “CIC Agreements”) with executives Ken DeCubellis, James Moe, and Michael Eisele. The CIC Agreements provide that, in the event that (i) the executive is terminated, other than for cause, disability, or death, or (ii) there is a “Change in Circumstances”, in either case within 12 months of a “Change in Control,” then the executive is entitled to receive his annual salary in regular distributions over the course of the next 12 months, to take part in the Company’s health and dental group policies, and to receive the same employer contributions for health and dental coverage that the Company provides to its other executive employees as of the executive’s last day of employment with the Company.

For purposes of the CIC Agreements, a “Change in Control” is broadly defined to include the acquisition by any person, entity, or group of at least 33% of the Company’s outstanding voting securities entitled to vote for the election of directors (excluding equity offerings), a turnover of at least a majority of the board seats from the date of the Change in Control Agreement (subject to exceptions for new board members who are approved by a majority of incumbent directors), and approval by our stockholders of a major corporate transaction such as a sale of substantially all of the company’s assets, liquidation or dissolution of the Company, or a merger or consolidation in which our stockholders hold 50% or less of the equity in the surviving entity.

A “Change in Circumstances” is defined by the Change in Control Agreements to include demotions or substantial changes in material duties, salary reductions that are not applied equally to other similarly situated executives, required relocation to a destination more than 50 miles away, a substantial reduction in benefits and perquisites, or any other material change in the terms and conditions of the applicable executive’s employment. In order for a Change in Circumstances to give rise to the Company’s obligation to provide severance and the benefits described above to an executive, the executive must object to the Change in Circumstances within 30 days of its occurrence.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Option Awards(4)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth T. DeCubellis,
Chief Executive Officer	2013	$220,000	$-0-	$614,609		$-0-	$-0-	$-0-	$834,609
	2012	$200,000	$-0-	$31,294	(2)	$-0-	$-0-	$-0-	$231,294
	2011	$29,167	$-0-	$745,587		$-0-	$-0-	$-0-	$774,754

Michael Eisele,
Chief Operating Officer(1)	2013	$115,417	$-0-	$310,920		$-0-	$-0-	$-0-	$426,337
	2012	$43,750	$15,000	$35,853		$-0-	$-0-	$-0-	$94,603

James Moe,
Chief Financial Officer	2013	$152,972	$-0-	$167,833		$-0-	$-0-	$-0-	$320,805
	2012	$145,000	$15,000	$27,595	(3)	$-0-	$-0-	$-0-	$187,595
	2011	$109,449	$-0-	$830,109		$-0-	$-0-	$-0-	$939,558

(1)	Michael Eisele was promoted to the position of chief operating officer on August 1, 2013.

(2)	On September 25, 2012, Mr. Kenneth T. DeCubellis agreed to the cancellation of 1,000,000 stock options previously granted on October 26, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $31,294 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.

(3)	On September 25, 2012, Mr. James Moe agreed to the cancellation of 500,000 stock options previously granted on February 22, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $27,595 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.

(4)	See Notes 4 and 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2013.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	-0-	750,000(1)	$0.65	December 11, 2023
	-0-	400,000(2)	$0.56	January 23, 2023
	200,000	800,000(3)	$0.27	September 24, 2022

Michael Eisele, Chief Operating Officer	-0-	250,000(1)	$0.65	December 11, 2023
	-0-	165,000(4)	$0.64	July 31, 2023
	-0-	165,000(2)	$0.56	January 23, 2023
	30,000	120,000(5)	$0.28	August 9, 2023

James Moe, Chief Financial Officer	-0-	200,000(1)	$0.65	December 11, 2023
	-0-	115,000(2)	$0.56	January 23, 2023
	100,000	400,000(3)	$0.27	September 24, 2022
	80,000	120,000(6)	$1.00	November 1, 2021

(1)	Options vest in five equal annual installments, commencing one year from the date of grant on December 12, 2014, and continuing on the next four anniversaries thereof until fully vested.
(2)	Options vest in five equal annual installments, commencing one year from the date of grant on January 24, 2014, and continuing on the next four anniversaries thereof until fully vested.
(3)	Remaining unvested options vest in four equal annual installments, beginning September 24, 2014, and continuing on the next three anniversaries thereof until fully vested.
(4)	Options vest in five equal annual installments, commencing one year from the date of grant on August 1, 2014, and continuing on the next four anniversaries thereof until fully vested.
(5)	Remaining unvested options vest in four equal annual installments, beginning August 10, 2014, and continuing on the next three anniversaries thereof until fully vested.
(6)	Remaining unvested options vest in three equal annual installments, beginning November 2, 2014, and continuing on the next two anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2013.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman, Chairman	$-0-	$-0-	$56,746	$-0-	$-0-	$-0-	$56,746

Benjamin Oehler	$-0-	$-0-	$56,746	$-0-	$-0-	$-0-	$56,746

Joseph Lahti	$-0-	$-0-	$56,746	$-0-	$-0-	$-0-	$56,746

(1)	Effective December 12, 2013, we granted to each of our directors options to purchase up to 100,000 shares of our common stock at an exercise price of $0.65 per share, exercisable until December 13, 2023, vesting in five equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

Our compensation committee has not yet recommended policy for board compensation, however option awards have been granted to independent directors upon joining the board and on an annual basis. The Company has not paid cash fees to directors and has no formal compensation arrangements with its directors. No form of compensation has been paid or granted to Mr. Berman, the Chairman of the Board of Directors, since his resignation as an officer of the Company on November 9, 2011 aside from the option award noted in the above table. While there is no set policy regarding board compensation, this may be subject to change by the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2014 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2014, we had 47,979,990 shares of common stock outstanding.

Certain persons who purchased shares in our private offering which closed on December 16, 2010 with respect to 5,110,000 shares of our common stock, excluding shares purchased by our officers and directors, have entered into a voting agreement that gives our board of directors, by majority vote, the power to vote certain shares of common stock. The terms of the voting agreement provides that each agreement is effective for one year from the date entered into and will automatically renew for subsequent one year periods unless the stockholder gives notice of termination to us at least 30 days prior to the expiration of each annual period. In addition, the voting agreements expire:

•	With respect to any shares sold in the public markets.
•	With respect to any shares for which a registration statement is declared effective.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2014. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director	7,190,731(2)	14.7%
Ken DeCubellis, Chief Executive Officer	366,000(3)	*
Michael Eisele, Chief Operating Officer	63,000(4)	*
James Moe, Chief Financial Officer and Corporate Secretary	203,000(5)	*
Joseph Lahti, Director	40,000(6)	*
Benjamin Oehler, Director	160,000(7)	*
All Directors and Executive Officers as a Group (6 persons)	8,022,731(8)	15.6%
Lyle Berman	2,579,853(9)	5.4%
Neil Sell	3,886,335(10)	8.1%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,514,595(11)	9.4%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,514,594(11)	9.4%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	3,250,000(12)	6.8%
Chambers Energy Management, LP 600 Travis Street, Suite 7330 Houston, TX 77002	5,000,000(13)	9.4%

*Indicates beneficial ownership of less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2014.
(2)	Includes 1,100,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014. Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman. Includes 185,898 shares owned by Mr. Bradley Berman’s wife.
(3)	Includes 280,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014. Includes 5,000 shares owned by Mr. Ken DeCubellis’ wife.
(4)	Includes 63,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014.
(5)	Includes 203,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014.
(6)	Includes 40,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014.
(7)	Includes 160,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014.
(8)	Does not include a total of 5,110,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.
(9)	Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2014. Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.
(10)	Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee. Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.
(11)	These companies sold oil and gas properties to us in various transactions and, as part of the purchase price for these properties or down payments related to transactions, were issued these shares of common stock by us. We may purchase additional oil and gas properties from these companies in the future, for which we may issue additional shares of our common stock.
(12)	Based on Schedule 13G filed February 14, 2013.
(13)

Includes 5,000,000 shares which may be purchased pursuant to stock warrants that are exercisable within 60 days of March 15, 2014. Chambers Energy Capital II, LP (“CEC II, LP”), a Delaware limited partnership, and Chambers Energy Capital II TE, LP (“CEC II TE, LP”), a Delaware limited partnership, are the record holders of warrants entitling them to purchase 4,454,485.4881 and 545,514.5119 shares of Common Stock. These warrants were filed with the Securities and Exchange Commission as part of the Issuer’s Form 8-K submitted on August 9, 2013. CEC Fund II GP, LLC, a Delaware limited liability company, is the general partner of CEC II, LP and CEC II TE, LP. CEC GP, LLC, a Delaware limited liability company, is the sole member of CEC Fund II GP, LLC. Chambers Energy Management, LP (the “Management Company”), a Delaware limited partnership, provides certain investment advisory and management services to CEC II, LP and CEC II TE, LP. Chambers Energy Management GP, LLC, a Delaware limited liability company, is the general partner of the Management Company. J. Robert Chambers is the managing member of both, CEC GP, LLC and Chambers Energy Management GP, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office Lease

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $34,350 and $26,546 to this entity during the years ended December 31, 2013 and 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Audit fees(1)	$54,000	$53,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$54,000	$53,000

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q and private placement offering/registration statement.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2013 and 2012.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2013 with management and M&K CPAS, PLLC, the Company’s independent auditors;

Discussed with M&K CPAS, PLLC the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16 (Communication with Audit Committee); and

Received the written disclosures and the letter from M&K CPAS, PLLC required by the applicable requirements of the PCAOB regarding M&K CPAS, PLLC’s communications with the audit committee concerning independence, and has discussed with M&K CPAS, PLLC its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on October 13, 2010)

10.6	Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 4, 2011)

10.7	Addendum, dated March 15, 2011, to the Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 22, 2011)

10.8	Asset Purchase Agreement, dated April 27, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 4, 2011)

10.9	Form of Warrant issued in connection with the credit facility (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 6, 2012)

10.10	Securities Purchase Agreement, dated July 26, 2011, by and among Ante5, Inc. and the several Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.11	Registration Rights Agreement, dated July 26, 2011, by and among Ante5, Inc. and the persons named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.12	Form of Investors’ Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.13	Form of Agents’ Warrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.14	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.15	Asset Purchase Agreement, dated August 9, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 11, 2011)

10.16	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.17	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.18	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.19	Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.20	Second Lien Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, and Chambers Energy Management LP, as Agent (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.21	Warrant, dated August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II, LP (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.22	Warrant dated, August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II TE, LP (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.23	Purchase and Sale Agreement, dated November 15, 2013, by and between Black Ridge Oil & Gas, Inc., as Buyer, and a private company (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 20, 2013)

10.24	First Amendment to Credit Agreement, dated December 13, 2013, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.25	First Amendment to Second Lien Credit Agreement, dated December 13, 2013, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.26*	Second Amendment to Credit Agreement, dated March 24, 2014, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender

10.27*	Second Amendment to Second Lien Credit Agreement, dated March 24, 2014, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files
______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2014	BLACK RIDGE OIL & GAS, INC.

	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Ken DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2013 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Kenneth DeCubellis	Dated: March 27, 2014
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Moe	Dated: March 27, 2014
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ Bradley Berman	Dated: March 27, 2014
Bradley Berman, Director

By:	/s/ Joseph Lahti	Dated: March 27, 2014
Joseph Lahti, Director

By:	/s/ Benjamin Oehler	Dated: March 27, 2014
Benjamin Oehler, Director

