Form 10-Q
period 2014-03-31
Black Ridge Oil & Gas, Inc.
filed 2014-05-13
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014

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

The number of shares of registrant’s common stock outstanding as of May 9, 2014 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,606	$1,150,347
Accounts receivable	3,065,934	1,905,467
Advances to operators	2,301,750	1,214,662
Prepaid expenses	34,586	26,142
Total current assets	5,462,876	4,296,618

Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	85,695,403	79,361,432
Unproved properties	2,311,351	2,798,795
Other property and equipment	123,576	115,482
Total property and equipment	88,130,330	82,275,709
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(11,108,291)	(9,513,434)
Total property and equipment, net	77,022,039	72,762,275

Debt issuance costs, net	702,230	772,883

Total assets	$83,187,145	$77,831,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,857,710	$8,453,709
Accrued expenses	47,084	4,813
Current portion of derivative instruments	370,607	139,065
Total current liabilities	8,275,401	8,597,587

Derivative instruments	57,104	74,611
Asset retirement obligations	188,429	160,665
Revolving credit facilities and long term debt, net of discounts of $2,565,744 and $2,645,582, respectively	36,744,942	30,556,301
Deferred tax liability	3,749,822	4,033,845

Total liabilities	49,015,698	43,423,009

Commitments and contingencies (See note 15)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,217,035	33,072,795
Retained earnings	906,432	1,287,992
Total stockholders' equity	34,171,447	34,408,767

Total liabilities and stockholders' equity	$83,187,145	$77,831,776

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013

Oil and gas sales	$4,030,420	$1,911,299
Loss on settled derivatives	(116,163)	–
Losses on the mark-to-market of derivatives	(214,035)	–
Total revenues	3,700,222	1,911,299

Operating expenses:
Production expenses	507,463	268,806
Production taxes	405,307	219,342
General and administrative	770,773	603,578
Depletion of oil and gas properties	1,586,932	699,725
Accretion of discount on asset retirement obligations	4,505	1,152
Depreciation and amortization	7,925	5,811
Total operating expenses	3,282,905	1,798,414

Net operating income (loss)	417,317	112,885

Other income (expense):
Interest income	–	120
Interest (expense)	(1,082,900)	(232,980)
Total other income (expense)	(1,082,900)	(232,860)

Loss before provision for income taxes	(665,583)	(119,975)

Provision for income taxes	284,023	433,788

Net income (loss)	$(381,560)	$313,813

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	48,493,840

Net income (loss) per common share - basic	$(0.01)	$0.01
Net income (loss) per common share - fully diluted	$(0.01)	$0.01

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(381,560)	$313,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	1,586,932	699,725
Depreciation and amortization	7,925	5,811
Amortization of debt issuance costs	70,653	63,073
Accretion of discount on asset retirement obligations	4,505	1,152
Losses on the mark-to-market of derivatives	214,035	–
Accrued payment in kind interest applied to long term debt	208,803	–
Amortization of original issue discount on debt	26,316	–
Amortization of debt discounts, warrants	153,522	–
Common stock warrants granted as financing costs	–	10,088
Common stock options issued to employees	144,240	162,365
Deferred income taxes	(284,023)	(433,788)
Decrease (increase) in current assets:
Accounts receivable	(1,160,467)	(275,927)
Prepaid expenses	(8,444)	7,141
Increase (decrease) in current liabilities:
Accounts payable	252,259	952
Accrued expenses	42,271	40,447
Net cash provided by operating activities	876,967	594,852

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	1,234,740	199,800
Purchases of oil and gas properties and development capital expenditures	(7,582,458)	(861,679)
Advances to operators	(1,410,896)	–
Purchases of other property and equipment	(8,094)	–
Net cash used in investing activities	(7,766,708)	(661,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	9,350,000	–
Repayments on revolving credit facilities	(3,550,000)	–
Net cash provided by financing activities	5,800,000	–

NET CHANGE IN CASH	(1,089,741)	(67,027)
CASH AT BEGINNING OF PERIOD	1,150,347	1,417,340
CASH AT END OF PERIOD	$60,606	$1,350,313

SUPPLEMENTAL INFORMATION:
Interest paid	$640,978	$104,280
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$(846,354)	$1,613,839
Advances to operators applied to development of oil and gas properties	$321,904	$1,313,298
Capitalized asset retirement costs, net of revision in estimate	$23,259	$(18,098)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to trade its common stock on the OTCQB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana. Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner with a growing, diversified portfolio of oil and gas wells. We aggressively seek to accumulate mineral and participate in the drilling of new wells on a continuous basis. Occasionally, we also purchase working interests in producing wells.

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

As a non-operating working interest partner, we participate in drilling activities primarily on a heads-up basis. Before a well is spud, an operator is required to offer all mineral lease owners in the designated well spacing unit the right to participate in the drilling and production of the well. Drilling costs and revenues from oil and gas sales are split pro-rata based on acreage ownership in the designated drilling unit. We rely on our operator partners to identify specific drilling sites, permit wells, and engage in the drilling process. As a non-operator we are focused on maintaining a low overhead structure.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports.

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

Environmental Liabilities

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial losses from environmental accidents or events which would have a material effect on the Company.

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

	March 31,	December 31,
	2014	2013
Cash	$60,606	$1,112,356
Money market funds	-0-	37,991
Total	$60,606	$1,150,347

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $862,356 in excess of FDIC and SIPC insured limits at March 31, 2014 and December 31, 2013, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at March 31, 2014, and December 31, 2013, was $702,230 and $772,883, respectively. Amortization of debt issuance costs charged to interest expense were $70,653 and $63,073 for the three months ended March 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2014. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $4,722 and $4,722 for the three months ended March 31, 2014 and 2013, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average common shares outstanding – basic	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	513,850
Weighted average common shares outstanding – diluted	47,979,990	48,493,840

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 16,135,709 and 8,176,209 for the three months ended March 31, 2014 and 2013, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $7,925 and $5,811 for the three months ended March 31, 2014 and 2013, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31,
	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$23,944	$10,540
Capitalized Interest Costs	53,774	–
Total	$77,718	$10,540

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Expense related to common stock and stock options issued for services and compensation totaled $144,240 and $162,365 for the three months ended March 31, 2014 and 2013, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $153,522 and $10,088 of warrant related costs were amortized during the three months ended March 31, 2014 and 2013, respectively, pursuant to warrants granted in consideration for credit facilities, of which $153,522 and $-0- was amortized pursuant to the debt discounts during the three months ended March 31, 2014 and 2013, respectively. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated upon termination of a credit facility.

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

Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized gains or losses as a result of mark-to market valuations are recorded to gains (losses) on the mark-to-market of derivatives on the statements of operations.

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Acquisition

On December 13, 2013, the Company acquired oil and natural gas properties from CP Exploration, LP (“CPX”) for approximately $20.6 million, net of purchase price adjustments (“the CPX Acquisition”). The properties acquired in the CPX Acquisition are comprised of leasehold interests in approximately 2,040 net leasehold acres in the Williston Basin of North Dakota and interests in 43 gross (0.92 net) producing wells on the acquired leases.

The Company completed its valuation of the properties acquired in the CPX Acquisition which is summarized as follows:

Purchase price of Acquired Properties	$20,680,032

Allocation of Purchase Price
Proved Oil and Gas Properties	$20,517,903
Unproved Oil and gas Properties	195,780
Total fair value of oil and gas properties	20,713,683
Asset retirement obligations(1)	(33,651)
Fair value of net assets acquired	$20,680,032

_______________

(1) The estimated fair value of the acquired asset retirement obligation was determined using the Company’s credit adjusted risk-free rate.

The following unaudited pro forma combined results of operations for the three months ended March 31, 2014 and 2013 are presented as though the CPX Acquisition had been completed as of January 1, 2013. The pro forma combined results of operations for the three months ended March 31, 2014 and 2013 have been prepared by adjusting the historical results of the Company to include the historical results of the properties acquired in the CPX Acquisition. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented. The pro forma results of operations do not include any cost savings or other synergies that resulted from the CPX Acquisition or any estimated costs incurred to integrate the CPX Acquisition assets.

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Boe Produced	47,211	32,361

Revenues	$3,700,222	$2,786,603
Net operating income	$417,317	$431,487
Net income (loss)	$(381,560)	$193,023
Income (loss) per common share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Oil and gas properties, full cost method:
Evaluated costs	$85,695,403	$79,361,432
Unevaluated costs, not subject to amortization or ceiling test	2,311,351	2,798,795
	88,006,754	82,160,227
Other property and equipment	123,576	115,482
	88,130,330	82,275,709
Less: Accumulated depreciation, amortization, depletion and impairments	(11,108,291)	(9,513,434)
Total property and equipment, net	$77,022,039	$72,762,275

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Months Ended
	March 31,
	2014	2013
Depletion of costs for evaluated oil and gas properties	$1,586,932	$699,725
Depreciation and amortization of other property and equipment	7,925	5,811
Total depreciation, amortization and depletion	$1,594,857	$705,536

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2014 and 2013. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2014		March 31, 2013
	Gross	Net	Gross	Net
North Dakota	187	5.43	72	2.51
Montana	1	0.08	1	0.08
Total	188	5.51	73	2.59

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of March 31, 2014 and 2013, our principal oil and gas assets included approximately 10,370 and 12,971 net acres, respectively, located in North Dakota and Montana.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31,
	2014	2013
Purchases of oil and gas properties and development costs for cash	$7,582,458	$861,679
Purchase of oil and gas properties accrued at period-end	7,107,447	4,231,984
Purchase of oil and gas properties accrued at beginning of period	(7,953,801)	(2,618,145)
Advances to operators applied to purchase of oil and gas properties	321,904	1,313,298
Capitalized asset retirement costs, net of revision in estimate	23,259	(18,098)
Total purchase and development costs, oil and gas properties	$7,081,267	$3,770,718

2014 Acquisitions

During the three months ended March 31, 2014, we purchased approximately 199 net leasehold acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $1,650,474.

2014 Divestitures

During the three months ended March 31, 2014, we sold a total of approximately 468 net leasehold acres of oil and gas properties for total proceeds of $1,234,740. No gain or loss was recorded pursuant to the sales.

2013 Acquisitions

During the three months ended March 31, 2013, we purchased approximately 800 net leasehold acres of oil and gas properties in North Dakota. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $416,283.

2013 Divestitures

During the three months ended March 31, 2013, we sold a total of approximately 60 net leasehold acres of oil and gas properties for total proceeds of $199,800. No gain or loss was recorded pursuant to the sales.

Undeveloped Acreage Expirations

During the three months ended March 31, 2014, we had leases encompassing 3,661 net acres expire with carrying costs of $5,370,157 that had been reserved and transferred to the full cost pool subject to depletion in 2013. We estimate that approximately 540 additional net acres with carrying costs of approximately $830,000 will expire prior to the commencement of production activities during 2014. The carrying costs of the leases we estimate will expire in 2014 have also been reserved and transferred to the full cost pool and are subject to depletion.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Beginning asset retirement obligation	$160,665	$67,145
Revision in estimate of asset retirement obligation	–	(20,123)
Liabilities incurred for new wells placed in production	23,259	2,025
Accretion of discount on asset retirement obligation	4,505	1,152
Ending asset retirement obligation	$188,429	$50,199

Note 7 – Related Party

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $18,719 and $7,832 to this entity during the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Derivative Instruments

The Company is required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company has not designated its derivative instruments as cash flow hedges for accounting purposes and, as such, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in its statements of operations under the captions “Loss on settled derivatives” and “Losses on the mark-to-market of derivatives.”

The Company has utilized swap and collar derivative contracts. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits the upside revenue potential of upward price movements.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of March 31, 2014, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps

Settlement Period	Oil (Barrels)	Fixed Price
April 1, 2014 – December 31, 2014	33,003	$94.45
April 1, 2014 – December 31, 2014	29,997	$93.40
April 1, 2014 – December 31, 2014	27,000	$94.90
January 1, 2015 – December 31, 2015	24,000	$88.28

Crude Oil Costless Collars

		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
January 1, 2015 – December 31, 2015	36,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of March 31, 2014 the Company had total volume on open commodity swaps of 114,000 barrels at a weighted average price of approximately $92.98.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Three Months Ended
	March 31,
	2014	2013
Realized loss on derivatives:
Crude oil fixed price swaps	$(116,163)	$–
Crude oil collars	–	–
Realized loss on derivatives, net	$(116,163)	$–

Unrealized gain (loss) on derivatives:
Crude oil fixed price swaps	$(220,722)	$–
Crude oil collars	6,687	–
Unrealized loss on derivatives, net	$(214,035)	$–

Balance Sheet Offsetting of Derivative Assets and Liabilities

In December 2011, the FASB issued ASU No 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting arrangements to enable financial statement users to understand the effects of netting arrangements on an entity’s financial position. The Company adopted the provision of the standard upon entering into our first derivative contract and has provided the applicable disclosures below with respect to its derivative instruments.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	March 31, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$–	$–	$–	$–	$–	$–

	March 31, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$(559,578)	$131,867	$(427,711)	$(396,573)	$182,897	$(213,676)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	March 31,	December 31,
	2014	2013
Derivative assets	$–	$–
Noncurrent derivative assets	–	–
Net amount of assets on the balance sheet	–	–

Current portion of derivative instruments	(370,607)	(139,065)
Derivative instruments	(57,104)	(74,611)
Net amounts of liabilities on the balance sheet	(427,711)	(213,676)
Total derivative liabilities, net	$(427,711)	$(213,676)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$60,606	$–	$–
Total assets	60,606	–	–
Liabilities
Derivative instruments (crude oil swaps and collars)	–	427,711	–
Revolving credit facilities and long term debt, net of discounts	–	36,744,942	–
Total Liabilities	–	37,172,653	–
	$60,606	$(37,172,653)	$–

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,150,347	$–	$–
Total assets	1,150,347	–	–
Liabilities
Derivative instruments (crude oil swaps and collars)	–	213,676	–
Revolving credit facilities and long term debt, net of discounts	–	30,556,301	–
Total Liabilities	–	30,769,977	–
	$1,150,347	$(30,769,977)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2014 and 2013.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the three months ended March 31, 2014 and 2013.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Revolving Credit Facilities and Long Term Debt

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

As of March 31, 2014, the Company had borrowings of $13.9 million outstanding under the Senior Credit Agreement.

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

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw was at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have drawn an additional $9,800,000, net of $200,000 original issue discount through March 31, 2014.

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending March 31, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $153,522 was amortized during the three months ended March 31, 2014. The remaining unamortized balance of the debt discount attributable to the warrants is $2,120,422 as of March 31, 2014.

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Senior Revolving Credit Facility, Cadence Bank, N.A.	$13,900,000	$13,000,000
Subordinated Credit Agreement, Chambers	25,000,000	20,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	410,686	201,883
Total credit facilities and long term debts	39,310,686	33,201,883
Less: Unamortized OID	(445,322)	(371,638)
Less: Unamortized debt discount attributable to warrants	(2,120,422)	(2,273,944)
Total credit facilities and long term debts, net of discounts	36,744,942	30,556,301
Less: current maturities	–	–
Long term portion of credit facilities and long term debts	$36,744,942	$30,556,301

Net proceeds of $24,500,000 were received from our $25,000,000 in advances due to $500,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $26,316 was amortized during the three months ended March 31, 2014. The remaining unamortized balance of the debt discount attributable to the OID is $445,322 as of March 31, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following presents components of interest expense for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31,
	2014	2013
Credit Facilities, accrued PIK interest	$208,803	$–
Credit Facilities, amortization of OID	26,316	–
Credit Facilities, interest and commitment fees	677,380	159,819
Credit Facilities, amortization of debt issuance costs	70,653	63,073
Credit Facilities, amortization of warrant costs	153,522	10,088
Less interest capitalized to the full cost pool of our oil & gas properties	(53,774)	–
	$1,082,900	$232,980

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 12 – Options

Options Granted

On February 10, 2014, the Company granted 27,500 options to purchase its common stock to an employee. The options vest annually over five years beginning on the first anniversary of the grant and are exercisable until the tenth anniversary of the date of grant at exercise prices of $0.782 per share. The total estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 116% and a call option value of $0.6778 was $18,639 and is being amortized over the vesting period.

On January 30, 2014, the Company granted 5,000 options to purchase its common stock to an employee. The options vest annually over five years beginning on the first anniversary of the grant and are exercisable until the tenth anniversary of the date of grant at exercise prices of $0.63 per share. The total estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 115% and a call option value of $0.5471 was $2,735 and is being amortized over the vesting period.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized a total of $144,240, and $162,365 of compensation expense during the three months ended March 31, 2014 and 2013, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $2,260,470 as of March 31, 2014.

Options Exercised

No options were exercised during the three months ended March 31, 2014 and 2013.

Options Forfeited

No options were forfeited during the three months ended March 31, 2014 and 2013.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2014 and 2013.

We recognized a total of $153,522 and $10,088 of finance expense during the three months ended March 31, 2014 and 2013, respectively, on common stock warrants issued to lenders, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2014 and 2013.

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

We currently estimate that our effective tax rate for the year ending December 31, 2014 will be approximately 36.97%. Losses incurred during the period from April 9, 2011 (inception) to March 31, 2014 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2014, net deferred tax assets were $11,504,846 after a valuation allowance applied to net deferred tax assets of approximately $560,732. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of March 31, 2014, the Company recognized deferred tax liabilities totaling $15,254,668 primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax benefit for the three months ended March 31, 2014 of $284,023 was primarily driven by the Company’s loss before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2014.

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of March 31, 2014, the Company had committed to AFE’s of approximately $12.4 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well, we would have recorded approximately an additional $996,000 in oil and gas sales and $254,000 of production taxes and operating expenses to date of which $77,000 of oil and gas revenue and $30,000 of production expenses and taxes would relate to the three months ended March 31, 2014. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 16 – Subsequent Events

Increase in Borrowing Base

On April 21, 2014 the Company received an increase to the borrowing base and availability under its credit facility agreements to $50 million, an increase from $43 million. The increase includes a $2 million increase, from $18 to $20 million, in the Cadence Bank, N.A. senior secured credit facility and an increase of $5 million, from $25 to $30 million, in the Chambers Energy Management, LP subordinated term loan.

On April 22, 2014 the Company drew an additional $1.0 million on the senior secured facility.

Oil and Gas Property Swap

On April 6, 2014, the Company traded a total of approximately 52 net leasehold acres of oil and gas properties for 40 net leasehold acres and $20,000 in cash. No gain or loss was recorded pursuant to the transaction.

Oil and Gas Property Sales

Between April 1, 2014 and May 9, 2014, the Company sold 22 net leasehold acres of oil and gas properties in North Dakota and the rights to our interest in the first well on a 40 net leasehold acre lease for proceeds of $106,180.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inability to effectively manage our hedging activities;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	unavailability of oil and gas prospects to acquire;
•	decline in oil prices;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of March 31, 2014, we owned an interest in 188 gross (5.51 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 10,370 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of March 31, 2014				As of December 31, 2013
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
10,370	188	5.51	525	4,538	74,377

 _______________

(1) Includes leases encompassing approximately 540 net acres that we estimate will expire over the remainder of 2014

(2) Represents average daily production over the three months ended March 31, 2014

(3) PV-10 is a non-GAAP financial measure. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves.” In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013

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

Operational Highlights

During the first quarter of 2014, we achieved the following financial and operating results:

•	production reached 525 Boe per day, representing 117% growth compared to the first quarter of 2013 and 47% growth compared to the fourth quarter of 2013;
•	participated in the completion of 35 gross (0.64 net) wells increasing our total producing wells to 188 gross (5.51 net) wells;
•	attained adjusted EBITDA from operations of $2.4 million;
•	realized $0.9 million of cash flow from operating activities; and
•	continued expansion of our activities in the Bakken and Three Forks plays by growing production and improving our acreage portfolio.

Operationally, our first quarter of 2014 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 43% to 47,211 Boe in the first quarter of 2014 as compared to fourth quarter of 2013 production of 32,916 Boe. The increase in production was driven by a 13% increase in net producing wells from 4.87 net wells at December 31, 2013 to 5.51 net wells at March 31, 2014.

Total revenues increased 94% in the first quarter of 2014 compared to the first quarter of 2013 primarily driven by higher production and revenues from the wells acquired in the CPX acquisition. Average realized prices on a Boe basis decreased 5%, after the effect of settled derivatives, in the first quarter of 2014 compared to the first quarter of 2013. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

Recent Developments

Increase in Borrowing Base

On April 21, 2014, we received an increase to the borrowing base and availability under our credit facility agreements to $50 million, an increase from $43 million. The increase is largely based on the Company’s December 31, 2013 reserve report, as prepared by Netherland Sewell and Associates, Inc. The previous borrowing base and availability was determined on December 13, 2013, concurrent with the closing of the Company’s previously announced $20.6 million acquisition. The next borrowing base adjustment is scheduled to occur subsequent to a lender review of reserves as of June 30, 2014.

The adjustment includes a $2 million increase, from $18 to $20 million, in the Cadence Bank, N.A. senior secured credit facility and an increase of $5 million, from $25 to $30 million, in the Chambers Energy Management, LP subordinated term loan.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE
POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we controlled approximately 10,370 net acres in the Williston Basin. In addition, the Company owned working interests in 188 gross wells representing 5.51 net wells that are producing and an additional 51 gross wells representing 2.02 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended
	March 31,
	2014	2013
Net Production:
Oil (Bbl)	43,155	20,496
Natural gas (Mcf)	24,337	7,837
Barrel of oil equivalents (Boe)	47,211	21,802

Average Sales Prices:
Oil (per Bbl)	$87.99	$90.70
Effect of loss on settled derivatives on average price (per Bbl)	$(2.69)	$–
Oil net of settled derivatives (per Bbl)	$85.30	$90.70
Natural gas and NGL’s (per Mcf)	$9.58	$6.68
Realized price on a Boe basis including all realized settled derivatives	$82.91	$87.67

Average Production Costs:
Oil (per Bbl)	$11.08	$12.76
Natural Gas (per Mcf)	$1.21	$0.94
Barrel of Oil Equivalent (Boe)	$10.75	$12.33

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three months ended March 31, 2014 and 2013, respectively.

	Three months Ended
	March 31,
	2014	2013
Depletion of oil and natural gas properties	$1,586,932	$699,725

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2014 and 2013, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2014		March 31, 2013
	Gross	Net	Gross	Net
North Dakota	187	5.43	72	2.51
Montana	1	0.08	1	0.08
Total	188	5.51	73	2.59

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of March 31, 2014 and 2013. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	March 31, 2014		March 31, 2013
	Gross	Net	Gross	Net
North Dakota	4	0.24	1	0.02
Total	4	0.24	1	0.02

Results of Operations for the Three Months Ended March 31, 2014 and 2013.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
Oil and gas sales	$4,030,420	$1,911,299	$2,119,121
Loss on settled derivatives	(116,163)	–	(116,163)
Unrealized loss on derivatives	(214,035)	–	(214,035)
Total revenues:	3,700,222	1,911,299	1,788,923

Operating expenses:
Production expenses	507,463	268,806	238,657
Production taxes	405,307	219,342	185,965
General and administrative	770,773	603,578	167,195
Depletion of oil and gas properties	1,586,932	699,725	887,207
Accretion of discount on asset retirement obligations	4,505	1,152	3,353
Depreciation and amortization	7,925	5,811	2,114
Total operating expenses:	3,282,905	1,798,414	1,484,491

Net operating income (loss)	417,317	112,885	304,432

Total other income (expense)	(1,082,900)	(232,860)	(850,040)

Loss before provision for income taxes	(665,583)	(119,975)	(545,608)

Provision for income taxes	284,023	433,788	(149,765)

Net income (loss)	$(381,560)	$313,813	$(695,373)

Oil and Natural Gas Sales

We recognized $4,030,420 in revenues from sales of crude oil and natural gas, excluding losses on derivatives, for the three months ended March 31, 2014 compared to revenues of $1,911,299 for the three months ended March 31, 2013, an increase of $2,119,121, or 111%. The increase in revenues was driven by a 117% increase in production and offset by a 3% decrease in realized prices before the effects of settled derivatives. We had 5.51 net producing wells as of March 31, 2014 compared to 2.59 net producing as of March 31, 2013.

Derivatives

For the first quarter of 2014 we incurred a loss on settled derivatives of $116,163. We had no derivative instruments in 2013.

We had mark-to market derivative losses of $214,035 in the first quarter of 2014, resulting in a net derivative liability of $427,711. The third quarter of 2013 was the first quarter we entered into derivative contracts.

Production Expenses

Production expenses were $507,463 and $268,806 for the three months ended March 31, 2014 and 2013, respectively, an increase of $238,657, or 89%. Our production expenses are greater than the comparative period due to our rapid expansion and increased acreage holdings. On a per unit basis, production expenses decreased from $12.33 per Boe in the first quarter of 2013 to $10.75 per Boe in the first quarter of 2014.

Production Taxes

Our production taxes of $405,307 and $219,342 for the three months ended March 31, 2014 and 2013, respectively, an increase of $185,965, or 85%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.1% and 11.5% of oil and gas sales in the first quarter of 2014 and 2013, respectively, the decrease driven by increased oil production in Montana and certain tax jurisdictions in North Dakota, which have a lower production tax rates, and increased gas and related product sales which have lower average tax rates than oil sales compared to revenue.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $770,773 compared to $603,578 for the three months ended March 31, 2013, an increase of $167,195, or 28%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our growing production. General and administrative expenses per Boe produced decreased from $27.68 to $16.33 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $1,586,932 and $699,275 for the three months ended March 31, 2014 and 2013, respectively, an increase of $887,207, or 127%. The increase was due primarily to our expansion of production and acquisitions of oil & gas properties. Depletion expense per Boe produced increased from $32.09 in 2013 to $33.61 in 2014.

Depreciation

Depreciation expense for the three months ended March 31, 2014 was $7,925 compared to $5,811 for the three months ended March 31, 2013.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2014 was ($1,082,900) compared to ($232,860) for the three months ended March 31, 2013. The net other income and (expense) for the three months ended March 31, 2014 consisted of ($1,082,900) of interest expense including ($153,522) of amortized warrant costs, ($26,316) of amortization related to original issue discounts, ($208,803) of PIK interest applied to our debt balances and ($70,653) of amortized debt financing costs for the three months ended March 31, 2014. Additionally, we capitalized $53,744 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the three months ended March 31, 2013 consisted of $120 of interest income and ($232,980) of interest expense including ($10,088) of amortized warrant costs and ($63,072) of amortized debt issuance costs.

Provision for Income Taxes

We had income tax benefits of $284,023 and $433,788 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $149,765, or 35%. The tax benefit for the three months ended March 31, 2014 of $284,023 was primarily driven by the Company’s loss before provision for income taxes. The tax benefit for the three months ended March 31, 2013 was driven by the Company’s loss before income taxes and a change in our effective rate from 41.0% to 37.4% due to a change in state apportionment factors.

Non-GAAP Financial Measures

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted Net Income (Loss) and Adjusted EBITDA. We define Adjusted Net Income (Loss) as net income excluding net of losses on the mark-to-market of derivatives, net of tax. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) losses on the mark-to-market of derivatives, and (vi) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Income (Loss) and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Income (Loss) and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Income (Loss) and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to Net Income, GAAP, are included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Income (Loss)	$(381,560)	$313,813
Add back:
Losses on the mark-to-market of derivatives, net of tax (a)	134,835	–
Adjusted Net Income (Loss)	$(246,725)	$313,813

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	48,493,840

Net income (loss) per common share - basic	$(0.01)	$0.01
Subtract:
Change due to Settlement Income, Net of Tax	–	–
Adjusted Net Income (loss) per common share - basic	$(0.01)	$0.01

Net income (loss) per common share - fully diluted	(0.01)	$0.01
Subtract:
Change due to Settlement Income, Net of Tax	–	–
Adjusted Net Income (Loss) per common share - fully diluted	$(0.01)	$0.01

_______________

(a) Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 37%, of $79,200 for the three months ended March 31, 2014.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(381,560)	$313,813
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	929,378	222,772
Income tax provision	(284,023)	(433,788)
Depreciation, depletion, and amortization	1,594,857	705,536
Accretion of abandonment liability	4,505	1,152
Share based compensation	297,762	172,453
Unrealized loss on derivatives	214,035	–

Adjusted EBITDA	$2,374,954	$981,938

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
	2014	2013
Current Assets	$5,462,876	$4,296,618

Current Liabilities	$8,275,401	$8,597,587

Working Capital	$(2,812,525)	$(4,300,969)

As of March 31, 2014 we had negative working capital of $2,812,525.

The following table summarizes our cash flows during the three month periods ended March 31, 2014 and 2013, respectively.

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$876,967	$594,852
Net cash used in investing activities	(7,766,708)	(661,879)
Net cash provided by financing activities	5,800,000	–

Net change in cash and cash equivalents	$(1,089,741)	$(67,027)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $876,967 and $594,852 for the three months ended March 31, 2014 and 2013, respectively, an increase of $282,115. The increase was due to increased gross profit from higher production activity offset by changes in working capital from operating activities. Changes in working capital from operating activities resulted in a decrease in cash of ($874,381) in the three months ended March 31, 2014 as compared to a decrease in cash of ($227,387) for the same period in the previous year, primarily driven by an increase in accounts receivable in 2014.

Net cash used in investing activities was $7,766,708 and $661,879 for the three months ended March 31, 2014 and 2013, respectively, an increase of $7,104,829. The increase was primarily driven by increased expenditures for well development as we paid $5,931,984 for well development and $1,410,896 in advances to operators for future well development during the 2014 period while in the 2013 period we spent $445,396 for well development and $-0- in advances to operators for future well development. Additionally, the increase in cash used in investing activities was attributable to an increase in cash spent for property acquisition as we purchased 199 net leasehold acres of oil and gas properties for $1,650,474 in the three months ended March 31, 2014 as compared to purchasing 800 net leasehold acres of oil and gas properties for $416,283 in the three months ended March 31, 2013. In the three months ended March 31, 2014 we sold 468 net leasehold acres for proceeds of $1,234,740 while in the comparable 2013 period we sold 60 net leasehold acres for proceeds of $199,800.

Net cash provided from financing was $5,800,000 and $-0- for the three months ended March 31, 2014 and 2013, respectively. We drew $5,800,000, net of repayments, on our credit facilities during the three months ended March 31, 2014 while funding a portion of the operational and investing activity through operating income and working capital. We did not take any draws on our Dougherty revolving credit facility in 2013 while funding all of our investing activity through operating cash flows and working capital.

Senior Credit Facility and Subordinated Credit Facilities

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance existing debt under the Company’s credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability has subsequently been increased to $20 million commensurate with the CPX acquisition and the Company’s December 31, 2013 reserve report. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of March 31, 2014 the Company had borrowings of $13.9 million outstanding under the Senior Credit Agreement.

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto (as amended, the “Subordinated Credit Agreement”) with Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provides for initial commitment availability of $25 million, subject to customary conditions, with the remaining commitments subject to the approval of Chambers and other customary conditions. Availability under this agreement was raised to $30 million on April 21, 2014. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, except that the initial draw was required to be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have made subsequent draws of an additional $9,800,000, net of $200,000 in original issue discount.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending March 31, 2014.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. The remaining unamortized balance of the debt discount attributable to the warrants is $2,120,422 as of March 31, 2014.

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout 2014. However, we believe our availability under our credit facilities provides ample funding for our property acquisition and development plans through those same periods. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues and collect payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2014, our balance of cash and cash equivalents was $60,606. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities and potential sale or use of shares of our stock.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
10.1	Third Amendment to Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N. A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)
10.2	Consent Related to Second Lien Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 13, 2014	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2014	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

