Form 10-Q
period 2014-09-30
Black Ridge Oil & Gas, Inc.
filed 2014-11-12
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	[X]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of November 10, 2014 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,239	$1,150,347
Derivative instruments	287,421	–
Accounts receivable	3,139,049	1,905,467
Advances to operators	2,656,697	1,214,662
Prepaid expenses	72,058	26,142
Total current assets	6,183,464	4,296,618

Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	104,227,772	79,361,432
Unproved properties	2,151,044	2,798,795
Other property and equipment	126,613	115,482
Total property and equipment	106,505,429	82,275,709
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(15,531,941)	(9,513,434)
Total property and equipment, net	90,973,488	72,762,275

Derivative instruments	551,542	–
Debt issuance costs, net	797,341	772,883

Total assets	$98,505,835	$77,831,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,484,201	$8,453,709
Accrued expenses	66,236	4,813
Current portion of derivative instruments	–	139,065
Total current liabilities	12,550,437	8,597,587

Derivative instruments	–	74,611
Asset retirement obligations	237,966	160,665
Revolving credit facilities and long term debt, net of discounts of $2,274,346 and $2,645,582, respectively	46,464,881	30,556,301
Deferred tax liability	4,144,694	4,033,845

Total liabilities	63,397,978	43,423,009

Commitments and contingencies (See note 15)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,506,089	33,072,795
Retained earnings	1,553,788	1,287,992
Total stockholders' equity	35,107,857	34,408,767

Total liabilities and stockholders' equity	$98,505,835	$77,831,776

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Oil and gas sales	$5,492,326	$2,612,640	$15,076,743	$6,674,940
Loss on settled derivatives	(70,253)	(21,184)	(449,135)	(21,184)
Gain (loss) on the mark-to-market of derivatives	2,147,798	(46,225)	1,052,639	(46,225)
Total revenues	7,569,871	2,545,231	15,680,247	6,607,531

Operating expenses:
Production expenses	670,404	274,756	1,773,458	813,023
Production taxes	588,923	271,116	1,585,755	722,986
General and administrative	690,189	524,849	2,095,071	1,715,287
Depletion of oil and gas properties	2,275,703	1,064,921	5,994,180	2,633,309
Accretion of discount on asset retirement obligations	5,833	1,811	15,486	4,774
Depreciation and amortization	8,214	5,832	24,327	17,454
Total operating expenses	4,239,266	2,143,285	11,488,277	5,906,833

Net operating income	3,330,605	401,946	4,191,970	700,698

Other income (expense):
Interest income	972	148	972	341
Interest (expense)	(1,440,274)	(714,466)	(3,816,297)	(1,523,599)
Total other income (expense)	(1,439,302)	(714,318)	(3,815,325)	(1,523,258)

Income (loss) before provision for income taxes	1,891,303	(312,372)	376,645	(822,560)

Provision for income taxes	(700,587)	88,708	(110,849)	615,409

Net income (loss)	$1,190,716	$(223,664)	$265,796	$(207,151)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	49,588,039	47,979,990	49,824,437	47,979,990

Net income (loss) per common share - basic	$0.02	$(0.00)	$0.01	$(0.00)
Net income (loss) per common share - fully diluted	$0.02	$(0.00)	$0.01	$(0.00)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$265,796	$(207,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	5,994,180	2,633,309
Depreciation and amortization	24,327	17,454
Amortization of debt issuance costs	229,936	691,928
Accretion of discount on asset retirement obligations	15,486	4,774
Loss (gain) on the mark-to-market of derivatives	(1,052,639)	46,225
Accrued payment in kind interest applied to long term debt	787,344	36,667
Amortization of original issue discount on debt	102,566	6,457
Amortization of debt discounts, warrants	468,670	49,170
Common stock warrants granted as financing costs	–	108,190
Common stock options issued to employees and directors	433,294	501,617
Deferred income taxes	110,849	(615,409)
Decrease (increase) in current assets:
Accounts receivable	(1,233,582)	(1,288,026)
Prepaid expenses	(45,916)	16,364
Increase (decrease) in current liabilities:
Accounts payable	223,779	(216,975)
Accrued expenses	61,423	35,250
Net cash provided by operating activities	6,385,513	1,819,844

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or swap of oil and gas properties	1,360,920	500,031
Purchases of oil and gas properties and development capital expenditures	(17,410,744)	(5,991,601)
Advances to operators	(5,742,272)	(882,604)
Purchases of other property and equipment	(11,131)	(1,301)
Net cash used in investing activities	(21,803,227)	(6,375,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	24,150,000	22,000,000
Repayments on revolving credit facilities	(9,600,000)	(13,048,844)
Debt issuance costs	(254,394)	(725,887)
Net cash provided by financing activities	14,295,606	8,225,269

NET CHANGE IN CASH	(1,122,108)	3,669,638
CASH AT BEGINNING OF PERIOD	1,150,347	1,417,340
CASH AT END OF PERIOD	$28,239	$5,086,978

SUPPLEMENTAL INFORMATION:
Interest paid	$2,411,463	$551,399
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$3,821,375	$2,277,913
Advances to operators paid in swap for oil and gas properties	$–	$(1,200,000)
Advances to operators applied to development of oil and gas properties	$4,285,575	$2,212,323
Capitalized asset retirement costs, net of revision in estimate	$61,815	$10,400
Fair value of detachable warrants granted in consideration of debt financing	$–	$2,473,576

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

	September 30,	December 31,
	2014	2013
Cash	$28,239	$1,112,356
Money market funds	–	37,991
Total	$28,239	$1,150,347

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $862,356 in excess of FDIC and SIPC insured limits at September 30, 2014 and December 31, 2013, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at September 30, 2014, and December 31, 2013, was $797,341 and $772,883, respectively. Amortization of debt issuance costs charged to interest expense were $229,936 and $691,928 for the nine months ended September 30, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through September 30, 2014. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $14,165 and $14,165 for the nine months ended September 30, 2014 and 2013, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding – basic	47,979,990	47,979,990	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	1,608,049	–	1,844,447	–
Weighted average common shares outstanding – diluted	49,588,039	47,979,990	49,824,437	47,979,990

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 8,249,542 and 14,539,876 for the three months ended September 30, 2014 and 2013, respectively, and 8,249,542 and 14,539,876 for the nine months ended September 30, 2014 and 2013, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $24,327 and $17,454 for the nine months ended September 30, 2014 and 2013, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended
	September 30,
	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$54,820	$17,291
Capitalized Interest Costs	216,895	–
Total	$271,715	$17,291

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $433,294 and $501,617 for the nine months ended September 30, 2014 and 2013, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $468,670 and $157,360 of warrant related costs were amortized during the nine months ended September 30, 2014 and 2013, respectively, pursuant to warrants granted in consideration for credit facilities, of which $468,670 and $49,170 was amortized pursuant to debt discounts during the nine months ended September 30, 2014 and 2013, respectively. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility.

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

The following unaudited pro forma combined results of operations for the nine months ended September 30, 2014 and 2013 are presented as though the CPX Acquisition had been completed as of January 1, 2013. The pro forma combined results of operations for the nine months ended September 30, 2014 and 2013 have been prepared by adjusting the historical results of the Company to include the historical results of the properties acquired in the CPX Acquisition. The supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented. The pro forma results of operations do not include any cost savings or other synergies that resulted from the CPX Acquisition or any estimated costs incurred to integrate the CPX Acquisition assets.

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Boe Produced	182,313	116,112

Revenues	$15,680,247	$10,103,759
Net operating income	$4,191,970	$2,174,835
Net income	$265,796	$83,204
Income (loss) per common share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30,	December 31,
	2014	2013
Oil and gas properties, full cost method:
Evaluated costs	$104,227,772	$79,361,432
Unevaluated costs, not subject to amortization or ceiling test	2,151,044	2,798,795
	106,378,816	82,160,227
Other property and equipment	126,613	115,482
	106,505,429	82,275,709
Less: Accumulated depreciation, amortization, depletion and impairments	(15,531,941)	(9,513,434)
Total property and equipment, net	$90,973,488	$72,762,275

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended
	September 30,
	2014	2013
Depletion of costs for evaluated oil and gas properties	$5,994,180	$2,633,309
Depreciation and amortization of other property and equipment	24,327	17,454
Total depreciation, amortization and depletion	$6,018,507	$2,650,763

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at September 30, 2014 and 2013. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2014		September 30, 2013
	Gross	Net	Gross	Net
North Dakota	230	7.28	91	3.14
Montana	1	0.08	1	0.08
Total	231	7.36	92	3.22

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of September 30, 2014 and 2013, our principal oil and gas assets included approximately 9,919 and 11,923 net acres, respectively, located in North Dakota and Montana.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended
	September 30,
	2014	2013
Purchases of oil and gas properties and development costs for cash	$17,410,744	$5,991,601
Purchase of oil and gas properties accrued at period-end	11,775,176	4,896,058
Purchase of oil and gas properties accrued at beginning of period	(7,953,801)	(2,618,145)
Advances to operators applied to purchase of oil and gas properties	4,285,575	2,212,323
Capitalized asset retirement costs, net of revision in estimate	61,815	10,400
Total purchase and development costs, oil and gas properties	$25,579,509	$10,492,237

2014 Acquisitions

During the nine months ended September 30, 2014, we purchased approximately 319 net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $2,401,318.

2014 Divestitures

During the nine months ended September 30, 2014, we sold a total of approximately 490 net leasehold acres of oil and gas properties for total proceeds of $1,340,920. No gain or loss was recorded pursuant to the sales.

2014 Swap Transactions

During the nine months ended September 30, 2014, we traded a total of approximately 52 net mineral acres of oil and gas properties for 40 net mineral acres and $20,000 in cash. No gain or loss was recorded pursuant to the transaction.

2013 Acquisitions

During the nine months ended September 30, 2013, we purchased approximately 1,043 net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $970,309.

2013 Divestitures

During the nine months ended September 30, 2013, we sold a total of approximately 157 net leasehold acres of oil and gas properties for total proceeds of $500,031. No gain or loss was recorded pursuant to the sales.

2013 Swap Transactions

During the nine months ended September 30, 2013, we traded a total of approximately 950 net mineral acres of oil and gas properties for 160 net mineral acres and approximately $1.2 million in prepaid well development costs. No gain or loss was recorded pursuant to the transaction.

Undeveloped Acreage Expirations

During the nine months ended September 30, 2014, we had leases encompassing 4,196 net acres expire with carrying costs of $6,187,557 that had been reserved and transferred to the full cost pool subject to depletion in 2013. We estimate that approximately 6 additional net acres with carrying costs of approximately $10,002 will expire prior to the commencement of production activities on the related leased property during 2014. The carrying costs of leases we estimate will expire in 2015 have also been reserved and transferred to the full cost pool and are subject to depletion.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Asset Retirement Obligation

The Company has asset retirement obligations (ARO) associated with the future plugging and abandonment of proved properties and related facilities. Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has no assets that are legally restricted for purposes of settling ARO.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Beginning ARO	$160,665	$67,145
Revision in estimate of ARO	–	(20,123)
Liabilities incurred for new wells placed in production	61,815	30,523
Accretion of discount on ARO	15,486	4,774
Ending ARO	$237,966	$82,319

Note 7 – Related Party

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $52,284 and $23,668 to this entity during the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
Settlement Period	Oil (Barrels)	Fixed Price
October 1, 2014 – December 31, 2014	11,001	$94.45
October 1, 2014 – December 31, 2014	9,999	$93.40
October 1, 2014 – December 31, 2014	9,000	$94.90
October 1, 2014 – December 31, 2014	6,000	$100.12
October 1, 2014 – December 31, 2014	9,000	$91.60
January 1, 2015 – December 31, 2015	24,000	$88.28
January 1, 2015 – December 31, 2015	21,000	$89.70
January 1, 2015 – December 31, 2015	12,000	$92.38
January 1, 2015 – December 31, 2015	30,000	$90.16
January 1, 2016 – December 31, 2016	60,000	$90.36
January 1, 2016 – December 31, 2016	24,000	$88.15
January 1, 2017 – December 31, 2017	78,000	$87.18

Crude Oil Costless Collars
		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
January 1, 2015 – December 31, 2015	36,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of September 30, 2014 the Company had total volume on open commodity swaps of 294,000 barrels at a weighted average price of approximately $89.81 per barrel.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Nine Months Ended
	September 30,
	2014	2013
Realized loss on derivatives:
Crude oil fixed price swaps	$(449,135)	$(21,184)
Crude oil collars	–	–
Realized loss on derivatives, net	$(449,135)	$(21,184)

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$1,012,502	$(35,936)
Crude oil collars	40,137	(10,289)
Gain (loss) on the mark-to-market of derivatives, net	$1,052,639	$(46,225)

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

	September 30, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	liabilities	sheet	sheet
Commodity derivative assets	$976,248	$(137,285)	$838,963	$–	$–	$–

	September 30, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$–	$–	$–	$(396,573)	$182,897	$(213,676)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	September 30,	December 31,
	2014	2013
Derivative assets	$287,421	$–
Noncurrent derivative assets	551,542	–
Net amount of assets on the balance sheet	838,963	–

Current portion of derivative instruments	–	(139,065)
Derivative instruments	–	(74,611)
Net amounts of liabilities on the balance sheet	–	(213,676)
Total derivative assets (liabilities), net	$838,963	$(213,676)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$28,239	$–	$–
Derivative Instruments	–	838,963	–
Total assets	28,239	838,963	–
Liabilities
Derivative instruments (crude oil swaps and collars)	–	–	–
Revolving credit facilities and long term debt, net of discounts	–	46,464,881	–
Total Liabilities	–	46,464,881	–
	$28,239	$(45,625,918)	$–

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,150,347	$–	$–
Total assets	1,150,347	–	–
Liabilities
Derivative instruments (crude oil swaps and collars)	–	213,676	–
Revolving credit facilities and long term debt, net of discounts	–	30,556,301	–
Total Liabilities	–	30,769,977	–
	$1,150,347	$(30,769,977)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2014 and 2013.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the nine months ended September 30, 2014 and 2013.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability has been increased to $35 million as a result of redeterminations. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of September 30, 2014, the Company had borrowings of $17.75 million outstanding under the Senior Credit Agreement.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have drawn an additional $14,700,000, net of $300,000 original issue discount through September 30, 2014. Availability under the facility is $30 million as of September 30, 2014.

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending September 30, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $468,670 and $49,170 was amortized during the nine months ended September 30, 2014 and 2013, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,805,274 as of September 30, 2014.

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Senior Revolving Credit Facility, Cadence Bank, N.A.	$17,750,000	$13,000,000
Subordinated Credit Agreement, Chambers	30,000,000	20,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	989,227	201,883

Total credit facilities and long term debts	48,739,227	33,201,883
Less: Unamortized OID	(469,072)	(371,638)
Less: Unamortized debt discount attributable to warrants	(1,805,274)	(2,273,944)
Total credit facilities and long term debts, net of discounts	46,464,881	30,556,301
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$46,464,881	$30,556,301

Net proceeds of $29,400,000 were received from our $30,000,000 in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $102,566 and $6,457 was amortized during the nine months ended September 30, 2014 and 2013, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $469,072 as of September 30, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following presents components of interest expense for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended
	September 30,
	2014	2013
Accrued PIK interest	$787,344	$36,667
Amortization of OID	102,566	6,457
Interest and commitment fees	2,444,676	631,188
Amortization of debt issuance costs	229,936	691,927
Amortization of warrant costs	468,670	157,360
Less interest capitalized to the full cost pool of our proved oil & gas properties	(216,895)	–
	$3,816,297	$1,523,599

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

The Company recognized a total of $433,294, and $501,617 of compensation expense during the nine months ended September 30, 2014 and 2013, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,954,753 as of September 30, 2014.

Options Exercised

No options were exercised during the nine months ended September 30, 2014 and 2013.

Options Forfeited

A total of 27,500 and -0- options were forfeited during the nine months ended September 30, 2014 and 2013, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Warrants

Warrants Granted

No warrants were granted during the nine months ended September 30, 2014 and 2013.

We recognized a total of $468,670 and $157,360 of finance expense during the nine months ended September 30, 2014 and 2013, respectively, on common stock warrants issued to lenders, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2014 and 2013.

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

We currently estimate that our effective tax rate for the year ending December 31, 2014 will be approximately 37%. Losses incurred during the period from April 9, 2011 (inception) to September 30, 2014 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2014, net deferred tax assets were $13,394,202 after a valuation allowance applied to net deferred tax assets of approximately $568,108. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of September 30, 2014, the Company recognized deferred tax liabilities totaling $17,538,896 primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax expense for the nine months ended September 30, 2014 of $110,849 was primarily driven by the Company’s income before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2014.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of September 30, 2014, the Company had committed to AFE’s of approximately $5.5 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well, we would have recorded approximately an additional $1,117,000 in oil and gas sales and $287,000 of production taxes and operating expenses to date of which $198,000 of oil and gas revenue and $53,000 of production expenses and taxes would relate to the nine months ended September 30, 2014. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 16 – Subsequent Events

Debt Facilities

During the period from October 1, 2014 to November 11, 2014, the Company drew an additional $2.4 million on the senior secured facility.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of September 30, 2014, we owned an interest in 231 gross (7.36 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 9,919 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of September 30, 2014				As of December 31, 2013
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
9,919	231	7.36	761	4,538	74,377

(1) Includes leases encompassing approximately 6 net acres that we estimate will expire over the remainder of 2014.

(2) Represents average daily production over the three months ended September 30, 2014.

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

Operational Highlights

During the third quarter of 2014, we achieved the following financial and operating results:

•	production reached 761 Boe per day, representing 147% growth compared to the third quarter of 2013 and 6% growth compared to the second quarter of 2014;
•	participated in the completion of 24 gross (1.08 net) wells increasing our total producing wells to 231 gross (7.36 net) wells;
•	attained adjusted EBITDA from operations of $3.6 million;
•	reduced general and administrative expenses to $9.85 per Boe, compared to $18.51 per Boe in the third quarter of 2013, representing a 47% decrease on a per Boe basis;
•	realized $4.4 million of cash flow from operating activities; and
•	continued expansion of our activities in the Bakken and Three Forks plays by growing production and improving our acreage portfolio.

Operationally, our third quarter of 2014 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 8% to 70,043 Boe in the third quarter of 2014 as compared to second quarter of 2014 production of 65,059 Boe. The increase in production was driven by a 17% increase in net producing wells from 6.28 net wells at June 30, 2014 to 7.36 net wells at September 30, 2014.

Total revenues increased 197% in the third quarter of 2014, compared to the third quarter of 2013 primarily driven by increased production and mark-to-market derivative gains. Average realized prices on a Boe basis decreased 15% after the effect of settled derivatives in the third quarter of 2014, compared to the third quarter of 2013. Additionally, we had a gain on the mark-to-market of derivatives of $2.15 million. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three month and nine month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we controlled approximately 9,919 net acres in the Williston Basin. In addition, the Company owned working interests in 231 gross wells representing 7.36 net wells that are producing and an additional 65 gross wells representing 1.61 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Production:
Oil (Bbl)	62,603	26,427	164,570	70,856
Natural Gas (Mcf)	44,639	11,535	106,458	31,837
Barrel of Oil Equivalent (Boe)	70,043	28,349	182,313	75,892

Average Sales Prices:
Oil (per Bbl)	$84.17	$96.07	$87.71	$91.81
Effect of oil hedges on average price (per Bbl)	$(1.12)	$(0.80)	$(2.73)	$(0.30)
Oil net of hedging (per Bbl)	$83.05	$95.27	$84.98	$91.51
Natural Gas (per Mcf)	$4.99	$6.41	$6.03	$6.11
Effect of natural gas hedges on average price (per Mcf)	$–	$–	$–	$–
Natural gas net of hedging (per Mcf)	$4.99	$6.41	$6.03	$6.11

Per Boe including settled derivatives	$77.41	$91.41	$80.23	$87.67

Operating Expenses:
Production Expenses:
Oil (per Bbl)	$10.27	$10.10	$10.31	$11.18
Natural Gas (per Mcf)	$0.61	$0.67	$0.72	$0.74
Barrel of Oil Equivalent (Boe)	$9.57	$9.69	$9.73	$10.71
Production Taxes	$8.41	$9.56	$8.70	$9.53
General and Administrative Expense	$9.85	$18.51	$11.49	$22.60
Depletion, Depreciation and Accretion	$32.69	$37.83	$33.10	$34.99

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended
	September 30,
	2014	2013
Depletion of oil and natural gas properties	$5,994,180	$2,633,309

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2014 and 2013, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2014		September 30, 2013
	Gross	Net	Gross	Net
North Dakota	230	7.28	91	3.14
Montana	1	0.08	1	0.08
Total	231	7.36	92	3.22

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of September 30, 2014 and 2013. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	September 30, 2014		September 30, 2013
	Gross	Net	Gross	Net
North Dakota	9	0.17	4	0.24
Total	9	0.17	4	0.24

Results of Operations for the Three Months Ended September 30, 2014 and 2013.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2014 and 2013, respectively.

	Three Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Oil and gas sales	$5,492,326	$2,612,640	$2,879,686
Loss on settled derivatives	(70,253)	(21,184)	(49,069)
Gain (loss) on mark-to-market of derivatives	2,147,798	(46,225)	2,194,023
Total revenues:	7,569,871	2,545,231	5,024,640

Operating expenses:
Production expenses	670,404	274,756	395,648
Production taxes	588,923	271,116	317,807
General and administrative	690,189	524,849	165,340
Depletion of oil and gas properties	2,275,703	1,064,921	1,210,782
Accretion of discount on ARO	5,833	1,811	4,022
Depreciation and amortization	8,214	5,832	2,382
Total operating expenses:	4,239,266	2,143,285	2,095,981

Net operating income (loss)	3,330,605	401,946	2,928,659

Total other income (expense)	(1,439,302)	(714,318)	(724,984)

Gain (loss) before provision for income taxes	1,891,303	(312,372)	2,203,675

Provision for income taxes	(700,587)	88,708	(789,295)

Net income (loss)	$1,190,716	$(223,664)	$1,414,380

Oil and Natural Gas Sales

We recognized $5,492,326 in revenues from sales of crude oil and natural gas, excluding losses on derivatives, for the three months ended September 30, 2014, compared to revenues of $2,612,640 for the three months ended September 30, 2013, an increase of $2,879,686, or 110%. The increase in revenues was driven by a 147% increase in production offset by a 15% decrease in realized prices before the effects of settled derivatives. We had 7.36 net producing wells as of September 30, 2014, compared to 3.22 net producing as of September 30, 2013.

Derivatives

For the third quarter of 2014 we incurred a loss on settled derivatives of $70,253. For the third quarter of 2013 we incurred a loss on settled derivatives of $21,184.

We had a mark-to-market derivative gain of $2,147,798 in the third quarter of 2014, resulting in a net derivative asset of $838,963. The third quarter of 2013 was the first quarter we entered into derivative contracts and we incurred a mark-to-market loss of $46,225 for the third quarter of 2013.

Production Expenses

Production expenses were $670,404 and $274,756 for the three months ended September 30, 2014 and 2013, respectively, an increase of $395,648, or 144%. Our production expenses are greater than the comparative period due to our rapid increase in production. On a per unit basis, production expenses decreased from $9.69 per Boe in the third quarter of 2013 to $9.57 per Boe in the third quarter of 2014.

Production Taxes

Our production taxes of $588,923 and $271,116 for the three months ended September 30, 2014 and 2013, respectively, an increase of $317,807, or 117%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.7% and 10.4% of oil and gas sales in the third quarter of 2014 and 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $690,189, compared to $524,849 for the three months ended September 30, 2013, an increase of $165,340, or 32%. The increase in general and administrative expenses was primarily due to increased staffing to facilitate our growing production. General and administrative expenses per Boe produced decreased from $18.51 to $9.85 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,275,703 and $1,064,921 for the three months ended September 30, 2014 and 2013, respectively, an increase of $1,210,782 or 114%. The increase was due primarily to our increased production. Depletion expense per Boe produced decreased from $37.56 in 2013 to $32.49 in 2014.

Depreciation

Depreciation expense for the three months ended September 30, 2014 was $8,214, compared to $5,832 for the three months ended September 30, 2013.

Other Income and (Expense)

Other income and (expense) for the three months ended September 30, 2014 was ($1,439,302), compared to ($714,318) for the three months ended September 30, 2013. The net other income and (expense) for the three months ended September 30, 2014 consisted of $972 of interest income and ($1,440,267) of interest expense including ($158,628) of amortized warrant costs, ($42,278) of amortization related to original issue discounts, ($314,632) of PIK interest applied to our debt balances and ($84,629) of amortized debt financing costs for the three months ended September 30, 2014. Additionally, we capitalized $111,340 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the three months ended September 30, 2013 consisted of $148 of interest income and ($714,466) of interest expense including ($91,746) of amortized warrant costs and ($292,273) of amortized debt issuance costs. Amortization of warrant costs and deferred financing costs were accelerated during 2013 due to the termination of the Dougherty credit facility in the third quarter of 2013 as part of a refinancing.

Provision for Income Taxes

We had income tax expense of $700,587 and an income tax benefit of $88,708 for the three months ended September 30, 2014 and 2013, respectively, a difference of $789,295. The tax expense for the three months ended September 30, 2014 and 2013 was primarily driven by the Company’s income before provision for income taxes.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Oil and gas sales	$15,076,743	$6,674,940	$8,401,803
Loss on settled derivatives	(449,135)	(21,184)	(427,951)
Gain (loss) on mark-to-market of derivatives	1,052,639	(46,225)	1,098,864
Total revenues:	15,680,247	6,607,531	9,072,716

Operating expenses:
Production expenses	1,773,458	813,023	960,435
Production taxes	1,585,755	722,986	862,769
General and administrative	2,095,071	1,715,287	379,784
Depletion of oil and gas properties	5,994,180	2,633,309	3,360,871
Accretion of discount on ARO	15,486	4,774	10,712
Depreciation and amortization	24,327	17,454	6,873
Total operating expenses:	11,488,277	5,906,833	5,581,444

Net operating income (loss)	4,191,970	700,698	3,491,272

Total other income (expense)	(3,815,325)	(1,523,258)	(2,292,067)

Gain (loss) before provision for income taxes	376,645	(822,560)	1,199,205

Provision for income taxes	(110,849)	615,409	(726,258)

Net income (loss)	$265,796	$(207,151)	$472,947

Oil and Natural Gas Sales

We recognized $15,076,743 in revenues from sales of crude oil and natural gas, excluding losses on derivatives, for the nine months ended September 30, 2014, compared to revenues of $6,674,940 for the nine months ended September 30, 2013, an increase of $8,401,803, or 126%. The increase in revenues was driven by a 140% increase in production offset by a 6% drop in prices on a BOE basis before the effects of derivatives. We had 7.36 net producing wells as of September 30, 2014, compared to 3.22 net producing as of September 30, 2013.

Derivatives

For the nine months ended September 30, 2014 we incurred a loss on settled derivatives of $449,135, compared to a loss on settled derivatives of $21,184 for the same period in 2013. The third quarter of 2013 was the first period we entered into derivative contracts

We had a mark-to market derivative gain of $1,052,639 in the nine months ended September 30, 2014, resulting in a net derivative asset of $838,963 largely due to a drop in market prices for oil. The third quarter of 2013 was the first quarter we entered into derivative contracts and we had mark-to-market losses of $46,225 during that period.

Production Expenses

Production expenses were $1,773,458 and $813,023 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $960,435, or 118%. Our production expenses are greater than the comparative period due to our rapid expansion in production. On a per unit basis, production expenses decreased from $10.71 per Boe in the nine months ended September 30, 2013 to $9.73 per Boe in the nine months ended September 30, 2014.

Production Taxes

Our production taxes of $1,585,755 and $722,986 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $862,769, or 119%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.5% and 10.8% of oil and gas sales in the nine months ended September 30, 2014 and 2013, respectively, the decrease driven by increased oil production in Montana and certain tax jurisdictions in North Dakota, which have a lower production tax rates, and increased gas and related product sales which have lower average tax rates than oil sales in comparison to revenue.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $2,095,071, compared to $1,715,287 for the nine months ended September 30, 2013, an increase of $379,784, or 22%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our growing production. General and administrative expenses per Boe produced decreased from $22.60 to $11.49 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $5,994,180 and $2,633,309 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $3,360,871, or 128%. The increase was due primarily to our increased production. Depletion expense per Boe produced decreased from $34.70 in 2013 to $32.88 in 2014.

Depreciation

Depreciation expense for the nine months ended September 30, 2014 was $24,327, compared to $17,454 for the nine months ended September 30, 2013.

Other Income and (Expense)

Other income and (expense) for the nine months ended September 30, 2014 was ($3,815,325), compared to ($1,523,258) for the nine months ended September 30, 2013. The net other income and (expense) for the nine months ended September 30, 2014 consisted of $972 of interest income and ($3,816,297) of interest expense including ($468,670) of amortized warrant costs, ($102,566) of amortization related to original issue discounts, ($787,344) of PIK interest applied to our debt balances and ($229,936) of amortized debt financing costs for the nine months ended September 30, 2014. Additionally, we capitalized $216,895 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the nine months ended September 30, 2013 consisted of $341 of interest income and ($1,523,599) of interest expense including ($157,360) of amortized warrant costs and ($691,927) of amortized debt issuance costs. Amortization of warrant costs and deferred financing costs were accelerated during 2013 due to the termination of the Dougherty credit facility in the third quarter of 2013 as part of a refinancing.

Provision for Income Taxes

We had income tax expense of $110,849 and an income tax benefit $615,409 for the nine months ended September 30, 2014 and 2013, respectively, a difference of $726,849. The tax expense for the nine months ended September 30, 2014 of $107,257 was primarily driven by the Company’s loss before provision for income taxes. The tax benefit for the nine months ended September 30, 2013 was driven by the Company’s loss before income taxes and a change in our effective rate from 41.0% to 37.5% due to a change in state apportionment factors.

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

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income (Loss)	$1,190,716	$(223,664)	$265,796	$(207,151)
Add back:
Loss (gain) on mark-to-market of derivatives, net of tax (a)	(1,352,798)	29,225	(663,639)	29,225
Adjusted Net Income (Loss)	$(162,082)	$(194,439)	$(397,843)	$(177,926)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	49,588,039	47,979,990	49,824,437	47,979,990

Net income (loss) per common share - basic	$0.02	$(0.00)	$0.01	$(0.00)
Subtract:
Change due to loss (gain) on mark-to- market of derivatives, net of tax	(0.03)	0.00	(0.01)	0.00
Adjusted Net Income (loss) per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per common share - fully diluted	0.02	(0.00)	0.01	$0.00
Subtract:
Change due to loss (gain) on mark-to- market of derivatives, net of tax	(0.03)	0.00	(0.01)	0.00
Adjusted Net Income (Loss) per common share - fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

(a)Adjusted to reflect tax expense (benefit), computed based on our effective tax rate of approximately 37%, of $795,000 and $(17,000) for the three months ended September 30, 2014 and 2013, respectively, and $389,000 and ($17,000) for the nine months ended September 30, 2014 and 2013, respectively.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income (loss)	$1,190,716	$(223,664)	$265,796	$(207,151)
Add Back:
Interest Expense, net, excluding amortization of warrant based financing costs	1,280,674	622,842	3,346,655	1,365,898
Income Tax Provision	700,587	(88,708)	110,849	(615,409)
Depreciation, Depletion, and Amortization	2,283,917	1,070,753	6,018,507	2,650,763
Accretion of Abandonment Liability	5,833	1,811	15,486	4,774
Share Based Compensation	302,961	263,379	901,964	658,977
Loss (gain) on mark-to market of derivatives	(2,147,798)	46,225	(1,052,639)	46,225

Adjusted EBITDA	$3,616,890	$1,692,638	$9,606,618	$3,904,077

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
	2014	2013
Current Assets	$6,183,464	$4,296,618

Current Liabilities	$12,550,437	$8,597,587

Working Capital	$(6,366,973)	$(4,300,969)

As of September 30, 2014 we had negative working capital of $6,366,973.

The following table summarizes our cash flows during the three month periods ended September 30, 2014 and 2013, respectively.

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$6,385,513	$1,819,844
Net cash used in investing activities	(21,803,227)	(6,375,475)
Net cash provided by financing activities	14,295,606	8,225,269

Net change in cash and cash equivalents	$(1,122,108)	$3,669,638

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $6,385,513 and $1,819,844 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $4,565,669. The increase was due to increased gross profit from higher production activity offset by changes in working capital from operating activities. Changes in working capital from operating activities resulted in a decrease in cash of ($994,296) in the nine months ended September 30, 2014 as compared to a decrease in cash of ($1,453,387) for the same period in the previous year, primarily driven by an increase in accounts receivable in both periods.

Net cash used in investing activities was $21,803,227 and $6,375,475 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $15,427,752. The increase was primarily driven by increased expenditures for well development as we paid $15,009,426 for well development and $5,742,272 in advances to operators for future well development during the 2014 period while in the 2013 period we spent $5,021,292 for well development and $882,604 in advances to operators for future well development. Additionally, the increase in cash used in investing activities was attributable to an increase in cash spent for property acquisition as we purchased 319 net leasehold acres of oil and gas properties for $2,401,318 in the nine months ended September 30, 2014 as compared to purchasing 1,043 net leasehold acres of oil and gas properties for $970,309 in the nine months ended September 30, 2013. In the nine months ended September 30, 2014 we sold 490 net leasehold acres for proceeds of $1,360,920, including proceeds of $20,000 from a swap transaction, while in the comparable 2013 period we sold 157 net leasehold acres for proceeds of $500,031.

Net cash provided from financing was $14,295,606 and $8,225,269 for the nine months ended September 30, 2014 and 2013, respectively. We drew $14,550,000, net of repayments, on our credit facilities during the nine months ended September 30, 2014 while funding a portion of the operational and investing activity through operating income and working capital and paid $254,394 in debt issuance costs. We drew $8,951,156 on our revolving credit facilities and long term debt during the nine months ended September 30, 2013 while funding additional investing activity through operating cash flows and working capital and paid $725,887 in debt issuance costs.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability has been increased to $35 million as a result of redeterminations. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of September 30, 2014 the Company had borrowings of $17.75 million outstanding under the Senior Credit Agreement.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have made subsequent draws of an additional $14,700,000, net of $300,000 in original issue discount. Availability under the facility is $30 million as of September 30, 2014.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, and 3.50 to 1.00 for the quarter ended March 31, 2015 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, and 0.80 to 1.00 for the quarter ending March 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, and 3.50 to 1.00 for the quarter ending March 31, 2015 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements prior to funding with regard to no less than 50% and no greater than 75% of its future oil production on currently producing wells. The Company is in compliance with all covenants, as amended, for the period ending September 30, 2014.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. The remaining unamortized balance of the debt discount attributable to the warrants is $1,805,274 as of September 30, 2014.

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

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2014, our balance of cash and cash equivalents was $28,239. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities and potential sale or use of shares of our stock.

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

Interest Rate Risk

Our credit facility with Dougherty had a fixed interest rate. Under our new Credit Facilities our long-term debt is comprised of borrowings on floating interest rates. As a result, changes in interest rates can impact results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Fourth Amendment to Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N. A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)
10.2	Consent Related to Second Lien Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 12, 2014	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2014	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

