Form 10-K
period 2014-12-31
Black Ridge Oil & Gas, Inc.
filed 2015-03-30
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $27,172,118 as of June 30, 2014 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,979,990 shares outstanding of the registrant’s common stock as of March 26, 2015.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn and collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inability to effectively manage our hedging activities;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	our inability to meet financial covenants and restrictions associated with our debt agreements;
•	unavailability of oil and gas prospects to acquire;
•	decline in oil prices;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meet listing requirements.

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

2

PART I

ITEM 1. BUSINESS

Overview

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2014, we had proven oil and gas reserves of 5.4 million barrels of oil equivalents, owned interest in 247 gross (7.88 net) producing oil and gas wells, and controlled the rights to mineral leases covering approximately 10,000 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of December 31, 2014
	Productive Wells			Proved
Net Acres (1)	Gross	Net	Average Daily Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
10,000	247	7.88	1,190	5,356	100,335

(1)Includes leases encompassing approximately 1,100 net acres that we estimate will expire in 2015

(2)Represents average daily production over the three months ended December 31, 2014

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

Recent Developments

Amended and Restated Credit Agreements

On March 30, 2015, we amended the Credit Facilities (the “Credit Facilities”) to (i) extend the termination date of the Loan Commitment on the Senior Credit Facility (as defined in the Agreement) from August 8, 2016 to January 15, 2017; (ii) decrease the Borrowing Base Amount from $35 million to $34 million on the Senior Credit Facility; and (iii) make certain other changes to the covenants in both the Senior and Subordinated Credit Facilities.

Our credit agreement with Cadence Bank, N.A. (the “Bank”) (the “Senior Credit Facility”) was amended in March of 2015 (“the “Senior Credit Fifth Amendment”) to extend the termination date of the Loan Commitment from August 8, 2016 to January 15, 2017, decrease the borrowing base from $35 million to $34 million and to waive the Net Debt to EBITDAX Ratio and the Collateral Coverage Ratio covenants for the quarter ending March 31, 2015. In addition, the Amendment, for purposes of determining compliance with financial covenants, changes the Maximum Net Debt to EBITDAX Ratio and the Minimum Collateral Coverage Ratio. Whereas the Senior Credit Facility initially provided for a Maximum Net Debt to EBITDAX Ratio of 3.50 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Maximum Net Debt to EBITDAX Ratio to 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter. In addition, whereas the Senior Credit Facility initially provided for a Minimum Collateral Coverage Ratio of 0.80 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Minimum Collateral Coverage Ratio to 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter.

Our credit agreement with Chambers Energy Management, LP, as administrative agent (“Chambers”), and several other lenders (the “Subordinated Credit Facility”) was amended in March of 2015 (the “Subordinated Credit Third Amendment”) to waive the Net Leverage Ratio and the Collateral Coverage Ratio covenants for the quarter ending March 31, 2015. In addition, the Amendment, for purposes of determining compliance with financial covenants, changes the Maximum Net Leverage Ratio and the Minimum Collateral Coverage Ratio. Whereas the Subordinated Credit Facility initially provided for a Maximum Net Leverage Ratio of 3.50 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Maximum Net Leverage Ratio to 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter. In addition, whereas the Subordinated Credit Facility initially provided for a Minimum Collateral Coverage Ratio of 0.80 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Minimum Collateral Coverage Ratio to 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter.

Other Developments

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of February 28, 2015, we controlled approximately 9,400 net acres in the Williston Basin. In addition, as of February 28, 2015, the Company owned working interests in 349 gross wells representing 10.97 net wells that are preparing to drill, drilling, awaiting completion, completing or producing.

We believe we create value through selectively targeting acquisition of acreage positions with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses.

With the experience and connections of our personnel in the Williston Basin region, we believe that we are able to create value through opportunistic acreage acquisitions. We believe our business model enhances our ability to identify and acquire high value acreage in the Bakken and Three Forks trends. Because we purchase minority interests in multiple drilling units, we are able to diversify our risk across numerous wells. We believe that our prospective success revolves around our ability to acquire mineral leases and participate in drilling activities by virtue of our ownership of such rights and through our experience and the relationships we have developed in the Williston Basin.

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

Additionally, we believe that ensuring we have the capital to acquire and develop properties is crucial to our success. We strive to maintain strong relationships with our lenders and financial partners in order to ensure capital is available when opportunities come available.

Our proven oil and gas reserves were 5.4 million barrel of oil equivalents (BOE’s) as of December 31, 2014 and 4.5 million BOE’s as of December 31, 2013.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage under lease. We are generally a minority working interest owner in our wells. We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We will assess each drilling opportunity on a case-by-case basis going forward. We will participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, anticipated crude oil and natural gas pricing and other factors.

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

In general, our lease agreements stipulate three to five year terms including extension options. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled, or production is established, depending on the lease terms, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced. Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. In the event a lease is not developed prior to lease expiration, the Company completes an economic evaluation of the expiring lease and makes a strategic decision to exercise an available option, attempt to extend the lease, or allow it to expire. As a result of these evaluations and taking into consideration other acquisition opportunities available to the Company, we expect a portion of our leases will expire prior to being held by production. The Company had leases encompassing 4,202 net acres expire in 2014 and leases encompassing 543 net acres expire in 2013. We estimate that leases encompassing approximately 1,100 net acres will expire in 2015. All of the costs associated with the lease expirations in 2014 and the leases we estimate will expire in 2015 have been transferred to the full cost pool and were subject to depletion in 2014.

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

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from its operations.

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

On April 17, 2012, the EPA finalized rules originally proposed in 2011 establishing new air emission controls for oil and natural gas production and natural gas processing operations. The EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. On January 15, 2015, the EPA announced that it will initiate a rulemaking to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

These new regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

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

Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of the potential impacts of hydraulic fracturing. Several states, including Montana and North Dakota, where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have banned hydraulic fracturing. New York State’s ban on hydraulic fracturing was recently upheld by the Courts. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

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

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas (“GHG”) emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant.” In response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA, held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so. As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions, but may still have to control GHG emissions if it is an otherwise regulated source. On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. Subsequently, the Obama administration has approved rules that would require controls on methane emissions from certain oil and gas facilities. To the extent our third party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the United States beginning in 2011 for emissions in 2010. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting to include onshore and offshore oil and natural gas systems beginning in 2012. Our third party operating partners are required to report their greenhouse gas emissions under these rules. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Moreover, while the U.S. Supreme Court held in its June 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the federal Clean Air Act, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher greenhouse gas emitting energy sources, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. To the extent that our products are competing with lower greenhouse gas emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Although operators may take steps to mitigate physical risks from storms, no assurance can be given that future storms will not have a material adverse effect on our business.

Employees

We currently have 8 full time employees. We may hire additional technical or administrative personnel as appropriate. However, we do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305. Our office space consists of approximately 2,813 square feet leased pursuant to a month to month lease agreement that commenced on May 1, 2012 and was amended on November 15, 2013. The company that owns the building in which we are located is a company wholly owned by our chairman of the board of directors.

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

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests.

Additionally, we may have virtually no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations. The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including:

•	the timing and amount of capital expenditures;
•	their expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology; and
•	the rate of production of reserves, if any.

We could experience periods of higher costs as activity levels in the Williston Basin fluctuate or if commodity prices rise. These increases could reduce our profitability, cash flow, and ability to complete development activities as planned.

The last several years has seen increased activity and investment in the Williston Basin, although this activity has subsided over recent months as oil prices have dropped. To the extent activity in the Williston Basin increases, competition for equipment, labor and supplies is also expected to increase. Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. The lower oil prices may also result in some suppliers of equipment, labor and supplies ceasing operations in the Williston Basin. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners’ ability to drill the wells and conduct the operations that we currently expect.

In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing commodity prices as producers seek to increase production in order to capitalize on higher commodity prices. In situations where cost inflation exceeds commodity price inflation, our profitability and cash flow, and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted. While recent oil price declines may result in lower drilling costs, to the extent our third party operators have contracted on a long-term or fixed cost basis and are unable to immediately recognize the lower drilling costs, our profitability may suffer and our capital expenditures may exceed amounts we would otherwise anticipate. Any delay in the drilling of new wells or significant increase in drilling costs or delay in recognizing reductions in drilling costs could reduce our revenues and cash available to make payments on our debt obligations.

We may be unable to obtain the additional capital that we need to implement our business plan, which could restrict our ability to grow.

We have entered into a Senior Credit Facility and a Subordinated Credit Facility that allow for borrowings up to $50 million and $75 million, respectively, with current availability of $34 million and $30 million, respectively, secured by substantially all of our assets, but the two credit facilities may not be available to us if we are not in compliance with their terms and conditions. We had drawn $22.6 million on the Senior Credit Facility and $30 million on the Subordinated Credit Facility as of December 31, 2014 and have net draws of an additional $3.35 million on the Senior Credit Facility as of March 25, 2015. We will require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital or financing if and when required, or upon terms that are acceptable to us. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow. We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We also expect to seek equity financing to finance our expected drilling and completion costs. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

Any additional capital raised through the sale of equity would dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity holders. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect. Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties, and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets continue to decline as they have recently, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

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

An event of default or acceleration under our Credit Facilities could result in an event of default and acceleration under other future indebtedness. Conversely, an event of default or acceleration under any future indebtedness could result in an event of default and acceleration under our Credit Facilities. In addition, our obligations under the Senior Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets and if we are unable to repay our indebtedness under the Credit Facilities, the lenders could seek to foreclose on our assets.

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

Availability under our Senior Credit Facility is determined semi-annually, as well as upon the occurrence of certain events, by the lenders in their sole discretion, based primarily on reserve reports that reflect our banks’ projections of future commodity prices at such time. Significant declines in natural gas, NGL or oil prices may result in a decrease in our borrowing base. We would anticipate prolonged depression of pricing may equate to decreases in our borrowing base, which may or may not be offset by increases in production. Any increase in the borrowing base requires the consent of all the lenders. If as a result of a borrowing base redetermination outstanding borrowings are in excess of the borrowing base, we must repay such excess borrowings within 90 days. We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Senior Credit Facility.

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

Borrowings under our Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. A one percent increase in interest rates on the debt outstanding under our Credit Facilities as of December 31, 2014 would cost us approximately $545,000 in additional annual interest expense.

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

The crude oil and natural gas industry is highly competitive. Other crude oil and natural gas companies may seek to acquire crude oil and natural gas leases and other properties and services in the same areas in which we desire to invest. This competition is increasingly intense as commodity prices of crude oil have continued to remain at levels that make oil and gas production in our area of operation viable. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

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

At December 31, 2014 and 2013, we performed impairment reviews using prices that reflect an average of monthly prices for the respective year as prescribed pursuant to the SEC’s guidelines and were not required to take a ceiling test write-down. The average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and impairment could be recognized. If this significantly lower pricing environment persists we expect we could be required to write down the value of our oil and gas properties. Given the current oil and natural gas pricing environment, we believe we could have noncash ceiling test write-downs of our oil and natural gas properties in 2015. The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices. SEC defined prices for each quarter in 2014 were as follows:

	WTI Spot	Henry Hub
	Oil Price	Gas Price
SEC Defined prices for the 12 Months Ended	(per Bbl)	(per MMBtu)
December 31, 2014	$94.99	$4.35
September 30, 2014	$99.08	$4.24
June 30, 2014	$100.27	$4.10
March 31, 2014	$98.43	$3.99

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated proved reserves.

We base the estimated discounted future net cash flows from our proved reserves using a 12-month average price and costs in effect on the day of the estimate. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	the volume, pricing and duration of our oil and natural gas hedging contracts;
•	actual prices we receive for oil, natural gas and NGLs;
•	our actual operating costs in producing oil, natural gas and NGLs;
•	the amount and timing of our capital expenditures;
•	the amount and timing of actual production; and
•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

At December 31, 2014, the PV-10 value of our proved reserves, using mandated SEC pricing, totaled approximately $100.3 million. Commodity prices have decreased significantly in the last nine months. If commodity prices used in our year-end valuation were decreased to reflect more recent NYMEX strip pricing and expected tax and capital expenditure adjustments, our PV-10 value at December 31, 2014 could decrease by approximately 52%.

Our future success depends on our ability to replace reserves that our operators produce.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We may acquire significant amounts of unproved property to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire both proved and producing properties as well as undeveloped acreage that we believe will enhance growth potential and increase our earnings over time. However, we cannot assure you that all of these properties will contain economically viable reserves or that we will not abandon our initial investments. Additionally, we cannot assure you that unproved reserves or undeveloped acreage that we acquire will be profitably developed, that new wells drilled on our properties will be productive or that we will recover all or any portion of our investments in our properties and reserves.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and engage qualified employees and consultants, or retain valued employees and consultants; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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

In July of 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivatives market and preventing excessive speculation. In November 2013, the CFTC re-proposed implementing regulations imposing position limits for certain physical commodity contracts in the major energy markets and economically equivalent futures, options and swaps, with exemptions for certain bona fide hedging positions. The CFTC’s initial position limit rules were vacated by a federal court in 2012. It is not clear when the newly-proposed rules on position limits would become effective. CFTC rules under the Dodd-Frank Act also may impose clearing and trade execution requirements in connection with our derivative activities; although currently those requirements do not extend to derivatives based on physical commodities in the energy markets and some or all of our derivatives activities may be exempt from such requirements based on our non-financial end-user status. Regulations issued under the Dodd-Frank Act also may require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. Such spin-offs may occur at any time until mid-2015 depending on regulators’ decisions to allow a transitional period for a given counterparty. The legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil price risks. The Dodd-Frank Act and rules and regulations thereunder could reduce trading positions and the market-making activities of our counterparties. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code by certain changes in the ownership of our company.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2014, we had an estimated NOL carryforward of approximately $28.1 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations. Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties. Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs. As of December 31, 2014, we estimate that we had leases that were not developed that represented 1,104 net acres potentially expiring in 2015, 217 net acres potentially expiring in 2016, 433 net acres potentially expiring in 2017 and 1,952 net acres potentially expiring in 2018 and beyond.

Seasonal weather conditions adversely affect operators’ ability to conduct drilling activities in the areas where our properties are located.

Seasonal weather conditions can limit drilling and producing activities and other operations in our operating areas and as a result, a majority of the drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and operators’ ability to service wells in these areas.

Significant capital expenditures are required to develop our properties and replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flow from operations, our credit facility, debt issuances, and equity issuances. We have also engaged in asset sales from time to time. If our access to capital were limited due to numerous factors, which could include a decrease in operating cash flow due to lower oil and natural gas prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to replace our reserves. We may not be able to incur additional bank debt, issue debt or equity, engage in asset sales or access other methods of financing on acceptable terms to develop our properties and/or meet our reserve replacement requirements.

The amount available for borrowing under our credit facility is subject to a borrowing base which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The decline in oil and natural gas prices in the latter half of 2014 adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base. Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels. For example, oil prices declined 50% from over $105 per Bbl in the latter part of July to near $53 per Bbl on December 31, 2014, and natural gas prices have declined 25% from over $3.85 per Mcf to below $2.89 per Mcf over the same period. In addition, the actual and forecasted prices for 2015 have also declined since year-end. If commodity prices (particularly oil prices) remain at these levels, it will have an adverse effect on our reserves and borrowing base and reduce our ability to replace our reserves.

The development of our proved undeveloped reserves in the Williston Basin and other areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 62% of our estimated net barrel of oil equivalents of proved reserves were classified as proved undeveloped as of December 31, 2014. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

The inability of one or more of our operating partners to meet their obligations to us may adversely affect our financial results.

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($4.1 million in receivables at December 31, 2014), which operating partners market on our behalf to energy marketing companies, refineries and their affiliates.

We are subject to credit risk due to the concentration of our oil and natural gas receivables with a limited number of operating partners. This concentration may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. The inability or failure of our operating partners to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

The crude oil and natural gas markets are very volatile, and we cannot predict future crude oil and natural gas prices. The price we receive for our crude oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for crude oil and natural gas;
•	the actions of the Organization of Petroleum Exporting Countries;
•	the price and quantity of imports of foreign crude oil and natural gas;
•	competitive measures implemented by our competitors and by domestic and foreign governmental bodies;
•	political conditions in nations that traditionally produce and export significant quantities of crude oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;
•	domestic and foreign economic volatility and stability;
•	the level of global crude oil and natural gas exploration and production activity;
•	the level of global crude oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of crude oil and natural gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of crude oil and natural gas in captive market areas; and
•	the price and availability of alternative fuels to replace or compete with crude oil and natural gas

The recent drop in oil and gas prices has reduced the availability of liquidity and credit to fund the continuation and expansion in the oil and gas industry. Lower crude oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of crude oil and natural gas that we can produce economically, potentially lowering our reserves. A substantial or extended decline in crude oil or natural gas prices may result in impairments of our proved crude oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures; we will be required to reduce spending or borrow to cover any such shortfall. Lower crude oil and natural gas prices may also reduce our ability to borrow or obtain credit to finance our operations.

Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.

The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil. Although additional Williston Basin transportation takeaway capacity has been added over the last several years, production also increased substantially during the same period. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities has caused price differentials to significantly increase at times.

Crude oil from the Bakken/Three Forks formations may pose unique hazards that may have an adverse effect on our operations.

The U.S. Department of Transportation (“USDOT”) recently concluded that crude oil from the Bakken/Three Forks formations has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable. Based on that information, and several fires involving rail transportation of crude oil, USDOT has started a rulemaking process to develop new requirements for shipping crude oil by rail. In addition, the rail industry has adopted increased precautions for crude shipments. Any new restrictions that significantly affect transportation of crude oil production could materially and adversely affect our financial condition, results of operations and cash flows.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.

Our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:

•	the high cost, shortages or delivery delays of equipment and services;
•	shortages of or delays in obtaining water for hydraulic fracturing operations;
•	unexpected operational events;
•	facility or equipment malfunctions;
•	adverse weather conditions, such as freezing temperatures and storms.
•	title problems;
•	pipeline ruptures or spills;
•	compliance with environmental and other governmental requirements;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	formations with abnormal pressures;
•	environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•	fires;
•	blowouts, craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids; and
•	pipeline capacity curtailments.

Any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

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

Estimates of crude oil and natural gas reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Determining the amount of oil and natural gas recoverable from various formations involves significant complexity and uncertainty. No one can measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs. Some of our reserve estimates are made without the benefit of a lengthy production history, and are less reliable than estimates based on a lengthy production history. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors. We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K and subsequent reports we file with the SEC. In addition, we may adjust estimates of net proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and any other factors, many of which are beyond our control.

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

The NTSB recommended (i) increased route planning for hazardous materials to avoid sensitive areas and population centers, (ii) development and implementation of a rail carrier audit program to determine whether rail carriers that transport petroleum products have properly considered and implemented emergency response capabilities, including response protocols for the discharge of the entire quantity of crude oil on a train, and (iii) a program designed to ensure that shippers and rail carriers are properly classifying hazardous material cargo and that they have implemented appropriate safety and security procedures. On February 25, 2014, the U.S. Department of Transportation issued an emergency order mandating that any person offering crude oil into transportation comply with proper testing, classification, and handling procedures. The NTSB has recommended that all tank cars used to carry crude oil be reinforced to make them more resistant to punctures if trains derail. This recommendation has not yet been adopted by the Pipeline and Hazardous Materials Safety Administration ("PHMSA").

On July 23, 2014, PHMSA and the Federal Rail Administration issued a Notice of Proposed Rulemaking and companion Advanced Notice of Proposed Rulemaking that propose, among other things, (i) enhanced tank car standards for certain trains carrying crude oil (and other flammable liquids) and a requirement that older DOT 111 tank cars be phased out within two years if they are not retrofitted to comply with the new tank car design standards and a classification and testing program for mined gases and liquids, (ii) oil spill response plans for crude-carrying trains, and (iii) securement requirements for unattended rail cars carrying crude oil, ethanol and other flammable liquids and hazardous materials. The proposed rules are expected to be finalized in early 2015. Any requirement to retrofit and upgrade existing rail tankers (DOT-111 or other models) could increase the cost and reduce the availability of rail transportation of crude oil.

The adoption of additional federal, state, provincial or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of railcars, weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts or bottlenecks, could have a material adverse effect on our business.

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

Hydraulic fracturing is used extensively by our third-party operating partners. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells. On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. In addition, the Department of Interior (“DOI”) published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on Federal and Indian lands, including requirements for disclosure, well bore integrity and handling of flowback water. The revised proposed rule was subject to an extended 90-day public comment period, which ended on August 23, 2013. To date, no final rule has been issued.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. The EPA issued a Progress Report in December 2012. In March, 2013, the EPA’s Scientific Advisory Board (“SAB”) formed an ad hoc panel of experts who are reviewing the Progress Report on the study. In August 2014, EPA announced that it planned to release the draft assessment for public comment and peer review. As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA promulgated New Source Performance Standards (“NSPS”) establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs). The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, the EPA announced its intention to issue revised rules in 2013. The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013. On December 19, 2014, the EPA published updates to its NSPS for the oil and gas industry.

In addition, several state and local governments are considering or have adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. For example, Montana and North Dakota have both adopted regulations recently requiring the disclosure of all fluids, additives, and chemicals used in the hydraulic fracturing process. And, in 2014, North Dakota adopted new requirements aimed at capturing gas and reducing flaring.

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

In March of 2015, the Department of the Interior unveiled new regulations for hydraulic fracturing on federal lands. Any such federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations. Until such pending or threatened legislation or regulations are finalized and implemented, it is not possible to estimate their impact on our business.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The EPA has determined that emissions of certain “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”). On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012. Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012. On May 12, 2010, the EPA also issued a “tailoring” rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA, held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to PSD or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen or dioxide, carbon monoxide, ozone and lead, then the EPA could also require the source to control GHGS and would have to install Best Available Control Technology to do so. As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions. On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from Colorado oil and gas facilities. Subsequently, the Obama administration has approved rules that would require controls on methane emissions from oil and gas facilities. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural gas-fired power plants. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

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

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
•	announcements of new acquisitions, reserve discoveries or other business initiatives by us or our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	fluctuations in revenue from our crude oil and natural gas business as new reserves come to market;
•	changes in the market for crude oil and natural gas commodities and/or in the capital markets generally;
•	changes in the demand for crude oil and natural gas, including changes resulting from economic conditions, governmental regulation or the introduction or expansion of alternative fuels;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC traded stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the crude oil and natural gas industry;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expenses that we incur, the prices of crude oil and natural gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Shareholders will experience dilution upon the exercise of outstanding warrants and options and issuance of common stock under our incentive plans.

As of December 31, 2014, we had options for 7,208,834 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan. Our 2012 Amended and Restated Stock Incentive Plan permits us to issue up to 7,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 9,133,375 shares of our common stock may be issued upon the exercise of warrants. If the holders of the outstanding warrants exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

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

Leasehold Properties

As of December 31, 2014, the Company controls approximately 10,000 net acres all in the Bakken and Three Forks trends in North Dakota and Montana. The leases we control have an initial minimum term of three years.

Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2014. Net acreage represents our percentage ownership of gross acreage.

			Undeveloped
	Developed Acreage		Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	30,858	6,065	9,107	3,594	39,965	9,659
Montana	760	197	128	112	888	309
Total:	31,618	6,262	9,235	3,706	40,853	9,968

Recent Acreage Acquisitions

In 2014, we acquired leasehold interests covering an aggregate of approximately 374 net mineral acres in our key prospect areas.

Recent Divestitures

In 2014, we sold leasehold interests covering an aggregate of approximately 502 net mineral acres and rights to individual wellbores for total proceeds of $1,360,920 for an average selling price of $2,709 per net acre. The proceeds of the sales were applied to reduce the capitalized costs of oil and gas properties.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2014 that will expire over the next three fiscal years and thereafter unless production is established within the spacing units covering the acreage prior to the expiration dates:

							Expiring 2018
	Expiring 2015		Expiring 2016		Expiring 2017		and Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
North Dakota	3,916	1,104	2,107	105	840	433	2,244	1,952
Montana	–	–	128	112	–	–	–	–
Total:	3,916	1,104	2,235	217	840	433	2,244	1,952

Of the remaining undeveloped acreage leases that expire in 2015, 2016 and 2017, there are 268 acres, 112 acres and -0- acres, respectively, in which we have options to extend the lease.

During 2014, we had leases encompassing 4,202 net acres expire with carrying costs of approximately $6.2 million that have been transferred to the full cost pool subject to depletion. Of the leases encompassing 1,104 net acres expiring in 2015, we estimate that all of those net acres with carrying costs of approximately $1.9 million will expire prior to the commencement of production activities. The carrying costs of the leases we estimate will expire in 2015 have also been transferred to the full cost pool and are subject to depletion. We do not believe the acreage expirations are material to our operating plan in future periods.

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2014 and 2013. A net well represents our percentage ownership of a gross well. The Company purchased or participated in the completion of 94 gross (3.01 net) wells in the period ending December 31, 2014 and participated in the completion of 87 gross (2.57 net) wells in the period ended December 31, 2013. The Company had no dry wells drilled in either the year ended December 31, 2014 or 2013. The following table does not include wells in which our interest is limited to overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2014		December 31, 2013
	Gross	Net	Gross	Net
North Dakota	242	7.52	152	4.79
Montana	5	0.36	1	0.08
Total:	247	7.88	153	4.87

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of December 31, 2014 and 2013. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	December 31, 2014		December 31, 2013
	Gross	Net	Gross	Net
North Dakota	–	–	6	0.13
Montana	–	–	–	–
Total:	–	–	6	0.13

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Drilling and Other Exploratory and Development Activities

Production History

The following table presents information about our produced oil and gas volumes during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 we were selling oil and natural gas from a total of 247 gross wells (approximately 7.88 net wells) and 153 gross wells (approximately 4.87 net wells), respectively. All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Years Ended December 31,
	2014	2013
Net Production:
Oil (Bbl)	256,256	99,979
Natural Gas (Mcf)	213,141	52,973
Barrel of Oil Equivalent (Boe)	291,780	108,808

Average Sales Prices:
Oil (per Bbl)	$78.64	$89.58
Effect of settled derivatives on average price (per Bbl)	$1.99	$0.54
Oil net of settled derivatives (per Bbl)	$80.63	$90.12
Natural Gas (per Mcf)	$4.46	$6.04
Effect of settled derivatives on average price (per Mcf)	$–	$–
Natural gas net of settled derivatives (per Mcf)	$4.46	$6.04
Realized price on a Boe basis, net of derivatives	$74.08	$85.75

Average Production Costs:
Oil (per Bbl)	$10.07	$11.06
Natural Gas (per Mcf)	$0.58	$0.75
Barrel of Oil Equivalent (Boe)	$9.27	$10.53

Reserves

We completed our most recent reserve calculations as of December 31, 2014.

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

We have utilized Netherland, Sewell & Associates, Inc. (“NSAI”), an independent reservoir engineering firm, as our third-party engineering firm with the preparation of our December 31, 2014 reserve report. The selection of NSAI was approved by our Audit Committee. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The proved reserves tables below summarize our estimated proved reserves as of December 31, 2014, based upon reports prepared by NSAI. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.

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

We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled within our acreage. We began conducting oil and gas operations in 2011, at which point we first publicly disclosed our proved undeveloped reserves. As such, there are no PUD reserves on the books for more than five years from initial booking.

SEC Pricing Proved Reserves(1)
		Natural		Pre-Tax
	Crude Oil	Gas	Total	PV10%
	(barrels)	(Mcf)	(BOE)(2)	Value(3)
PDP Properties	1,688,300	1,276,466	1,901,044	58,938,700
PDNP Properties	111,215	86,610	125,650	4,743,100
PUD Properties	2,998,416	1,983,691	3,329,032	36,652,900
Total Proved Properties	4,797,931	3,346,767	5,355,726	100,334,700

_______________________

(1)	The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2014 assuming a constant realized price of $83.26 per barrel of crude oil and a constant realized price of $7.10 per Mcf of natural gas. The values presented in both tables above were calculated by NSAI.
(2)	BOE are computed based on a conversion ratio of one BOE for each barrel of crude oil and one BOE for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)	Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our crude oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our crude oil and natural gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our crude oil and natural gas reserves. The pre-tax PV10% values of our Total Proved Properties in the tables above differ from the tables reconciling our pre-tax PV10% value on the following page of this Annual Report due to rounding differences in certain tables of NSAI’s reserve report.

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

Based on the results of our December 31, 2014 reserve analysis, our proved reserves increased approximately 18% from, 4,537,591 BOE at December 31, 2013 to 5,355,726 BOE at December 31, 2014, primarily due to acquisitions, extensions, discoveries, and other additions related to drilling activity in and adjacent to our Bakken/Three Forks acreage. We incurred approximately $29.0 million of capital expenditures for drilling activities and $3.2 million for acreage and other expenditures during the year ended December 31, 2014, all of which directly contributed to the increase in our proved developed reserves. No other expenditures materially contributed to the development of proved developed reserves in 2014. As of December 31, 2014, we had 3,329,032 BOE of proved undeveloped reserves, which is a decrease of 172,488 BOE, or 5%, compared with 3,501,520 BOE of proved undeveloped reserves at December 31, 2013. The decrease in proved undeveloped reserves is primarily due to acquisitions, extensions, discoveries, and other additions related to drilling activity in and adjacent to our Bakken/Three Forks acreage offset by Proved undeveloped reserves that were developed and moved to proved producing reserves during the year. During 2014, our progress toward converting proved undeveloped reserves to proved developed reserves included the drilling and completion of 60 gross (1.26 net) undeveloped wells at a total estimated net capital cost of $11.3 million.

During 2014, we had a negative revision of 261,592 BOE, or 7%, of our December 31, 2013 estimated proved undeveloped reserves balance. The primary cause for these revisions related to wells that were non-economical due to lower oil prices. The following table details the changes in the quantity of proved undeveloped reserves during the year ended December 31, 2014:

Proved
Undeveloped
Reserves
(BOE)
January 1, 2014	3,501,520
Revisions of previous quantity estimates	(261,592)
Extensions, discoveries and other additions	644,851
Sales of reserves in place	(20,062)
PUD's converted to PDP's in 2014	(535,685)
December 31, 2014	3,329,032

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Depletion of oil and natural gas properties	$9,359,952	$3,705,156

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTCQB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2014 and 2013 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2014
First Quarter	$1.04	$0.60
Second Quarter	$0.93	$0.54
Third Quarter	$0.94	$0.65
Fourth Quarter	$0.75	$0.19

Year Ended December 31, 2013
First Quarter	$0.80	$0.45
Second Quarter	$0.79	$0.60
Third Quarter	$0.95	$0.55
Fourth Quarter	$0.78	$0.50

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on March 23, 2015 was $0.27 per share.

As of March 23, 2015, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 23, 2015, there were 47,979,990 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, our 2012 Amended and Restated Stock Incentive Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding our 2012 Amended and Restated Stock Incentive Plan as of December 31, 2014:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
7,208,834	$0.56	231,166

For the fiscal years ended December 31, 2014 and 2013, we issued a total of 632,500 and 2,657,500 stock options, respectively, pursuant to our 2012 Amended and Restated Stock Incentive Plan. There were 63,500 and 166,667 options cancelled during the years ended December 31, 2014 and 2013, respectively.

Warrants

For the fiscal years ended December 31, 2014 and 2013, we issued a total of -0- and 5,000,000 warrants, respectively, to purchase shares of registered or unregistered common stock. There were 330,000 and -0- warrants forfeited during the years ended December 31, 2014 and 2013, respectively.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2014 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2014, we controlled the rights to mineral leases covering approximately 10,000 net acres for prospective drilling to the Bakken and/or Three Forks formations. Looking forward, we are pursuing the following objectives:

Acquire high-potential mineral leases;

Access appropriate capital markets to fund continued acreage acquisition and drilling activities;

Develop and maintain strategic industry relationships;

Attract and retain talented associates;

Operate a low overhead non-operator business model; and

Become a low cost producer of hydrocarbons.

We believe the following are the key drivers to our business performance:

•	The ability of the Company to acquire acreage at a price that is significantly below the acreage value when fully developed;
•	The ability of operators to successfully drill wells on the acreage position we hold and incur customary costs;
•	The price per barrel of oil;
•	The number of producing wells we own and the performance of those wells; and
•	Our ability to raise capital to fund drilling costs and acreage acquisitions.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still traded on the OTCQB under the trading symbol “ANFC.”

Overview of 2014 results

During 2014, we achieved the following financial and operating results:

•	168% production growth compared to 2013;
•	18% proved reserve growth on a Boe basis compared to 2013;
•	35% growth in the value of our SEC Pricing Proved Reserves as determined by our independent reservoir engineering firm;
•	Purchased or participated in the completion of 94 gross (3.01 net) wells;
•	Realized gains from hedges on our 2014 production of $0.5 million and had $7.8 million of unrealized gains on the mark-to-market of hedges on 295 thousand barrels of our future production
•	Ended the year with 2.83 net wells preparing to drill, drilling, awaiting completion, or completing;
•	Realized an average selling price of $78.64 per barrel of oil sold, before the effect of settled derivatives, as compared to $89.58 in 2013, a decrease of 12.21%;
•	Ended the year with $12.4 million of availability under our Credit Facilities; and
•	Realized $8.9 million of cash flow from operating activities.

Operationally, our 2014 performance reflects a year of successfully executing our strategy of developing our acreage position and building a long-life reserve base. Our success enabled us to increase proved reserves by 0.8 million BOE, which is 2.8 times our 2014 production. During 2014, production increased 168% to 291,780 BOE as compared to 2013 production of 108,808 BOE. The increase in 2014 production was driven by a 62% increase in net producing wells from 4.87 net wells at December 31, 2013 to 7.88 net wells at December 31, 2014.

Total revenues from oil and gas sales increased 127% in 2014 compared to 2013 driven by the 168% increase in production and offset by a decrease in average realized prices on a BOE basis, before the effect of settled derivatives, of 15.2% in 2014 compared to 2013. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties. The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity. Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test impairment increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. During the years ended December 31, 2014 and 2013, we did not incur impairment pursuant to our ceiling test. No assurance can be given that we will not experience capitalized ceiling impairment charges in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

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

Results of Operations for the Years Ended December 31, 2014 and 2013.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Oil and gas sales	$21,102,823	$9,276,656
Gain on settled derivatives	511,451	53,482
Gain (loss) on the mark-to-market of derivatives	7,793,421	(213,676)
Total revenues:	29,407,695	9,116,462

Operating expenses:
Production expenses	2,705,763	1,145,686
Production taxes	2,203,501	1,015,907
General and administrative	2,891,641	2,299,757
Depletion of oil and gas properties	9,359,952	3,705,156
Accretion of discount on asset retirement obligations	22,361	9,019
Depreciation and amortization	29,138	24,001
Total operating expenses:	17,212,356	8,199,526

Net operating income	12,195,339	916,936

Total other income (expense)	(5,284,264)	(2,018,446)

Income (loss) before provision for income taxes	6,911,075	(1,101,510)

Provision for income taxes	2,559,195	698,851

Net income (loss)	$4,351,880	$(402,659)

Oil and Natural Gas Sales

We recognized $21,102,823 in oil and gas sales for the year ended December 31, 2014, compared to oil and gas sales of $9,276,656 for the year ended December 31, 2013, an increase of $11,826,167, or 127%. Our oil and gas sales are generated from the drilling and development of producing wells. We had 7.88 net producing wells as of December 31, 2014, and an additional 2.83 net wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 4.87 net producing wells, and an additional 1.36 net wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of December 31, 2013.

The Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres, or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. The well started production on May 21, 2012. Had we recognized the revenue from this well we would have recorded approximately an additional $230,000 and $451,000 in oil and gas sales for the years ended December 31, 2014 and 2013 respectively. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Derivatives

We had gains on settled derivatives of $511,451 and $53,482 for the years ended December 31, 2014 and 2013, respectively.

We had mark-to-market derivative gain of $7,793,421 in 2014 and a mark-to-market derivative loss of $213,676 in 2013, resulting in a net derivative asset of $7,579,745 as of December 31, 2014.

Expenses:

Production expenses

Production expenses were $2,705,763 and $1,145,686 for the years ended December 31, 2014 and 2013, respectively, an increase of $1,560,077, or 136%. Our production expenses are greater in the comparative period due to our rapid expansion and increased acreage holdings. Production expenses as a percentage of oil and gas sales increased from 12.4% in 2013 to 12.8% in 2014. On a per Boe basis, production expenses decreased from $10.53 per Boe to $9.27 per Boe, primarily due to decreased water disposal costs and workover and related expenses.

Production taxes

Production taxes were $2,203,501 and $1,015,907 for the year ended December 31, 2014 and 2013, respectively, an increase of $1,187,594, or 117%. Production taxes are based on realized oil and gas sales. Production taxes represent 10.4% and 11.0% of oil and gas sales, respectively for 2014 and 2013, the decrease driven by increased gas production, which has a lower tax rate as a percentage of our total sales.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were $2,891,641, compared to $2,299,757 for the year ended December 31, 2013. The increase for 2014 as compared to 2013 was $591,884, or 26%, and is primarily attributed to increased head count as staffing has increased to accommodate our increased production. On a per unit basis, general and administrative expenses decreased 53% from $21.14 per BOE produced in 2013 to $9.91 per Boe produced in 2014, as our general and administrative costs grew at a far slower rate than our production.

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $9,359,952 for the year ended December 31, 2014, compared to $3,705,156 for the year ended December 31, 2013, an increase of $5,654,796, or 153%. The increase was due primarily to increased production as our production on a Boe basis increased 168%. Additionally, during 2014 we moved approximately $1.9 million in costs associated with expected 2015 lease expirations into our depreciable cost pool, increasing our depreciation by approximately $98,000, or 2% of the 153% year over year increase.

Depreciation

Depreciation expense for the year ended December 31, 2014 was $29,138, compared to $24,001 for the year ended December 31, 2013.

Accretion

Expenses for accretion of our discount on asset retirement obligation for the year ended December 31, 2014 was $22,361, compared to $9,019 for the year ended December 31, 2013.

Other income and (expenses)

Other income and (expenses) for the year ended December 31, 2014, resulted in a net expense of $5,284,264, compared to a net expense of $2,018,446 for the year ended December 31, 2013, resulting in a net increase of $3,265,818.

The net other income and (expenses) for the year ended December 31, 2014, consisted of $972 of interest income and $5,285,236 of interest expense. Interest expense includes $628,125 of amortized warrant costs, $326,258 of amortized loan origination costs and $144,904 of amortized original issue discounts, and was reduced by $372,673 of capitalized interest costs.

The net other income and (expenses) for the year ended December 31, 2013, consisted of a net gain of $361,505 due to an additional settlement proceed, net of expenses, related to the Peerless/ElectraWorks settlement resulting from the legalization of on-line gaming in New Jersey, $408 of interest income earned on money market accounts and $2,380,359 of interest expense. Interest expense includes $307,822 of amortized warrant costs and $750,155 of amortized loan origination costs. Amortization of the fair value of the warrants and loan origination costs related to the Dougherty facility were accelerated in 2013 due to termination of the Dougherty credit facility in the third quarter of 2013 as part of our refinancing.

Provision for Income Taxes

We had income tax expense of $2,559,195 for the year ended December 31, 2014, compared to an income tax benefit of $698,851 for the year ended December 31, 2013. The increased expense for 2014, compared to 2013, was $3,258,046, and was primarily due to our net income created primarily by the non-cash gain on the mark-to-market of derivatives.

Net income (loss)

The net income for 2014 was $4,351,880, compared to net a loss in 2013 of $402,659. Operating income, consisting of total revenue less operating expenses, was $12,195,339 and $916,936 in 2014 and 2013, respectively. The mark-to-market gains on derivatives amounted to $7,793,421 and realized gains on settled derivatives were $511,451 in 2014, and contributed significantly to the increase in operating income. Additionally, production and revenues increased faster than administrative expenses contributing to the increase in operating income. Offsetting the increase in operating income, interest expense increased $2,904,877, as we funded a portion of well development and property acquisitions through increases in our debt. Income tax expense increased $3,258,046, as pretax income increased by $8,012,585.

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

	Years Ended December 31,
	2014	2013
Net income (loss)	$4,351,880	$(402,659)
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax(a)	(4,909,421)	134,676
Settlement income, net of tax (b)	–	(227,505)
Adjusted net income (loss)	$(557,541)	$(495,488)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	49,179,725	47,979,990

Net income (loss) per common share - basic	$0.09	$(0.01)
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax	(0.10)	(0.00)
Settlement income per common share, net of tax	–	(0.00)
Adjusted net income (loss) per common share - basic	$(0.01)	$(0.01)

Net income (loss) per common share - fully diluted	$0.09	$(0.01)
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax	(0.10)	(0.00)
Settlement income per common share, net of tax	–	(0.00)
Adjusted net income (loss) per common share - fully diluted	$(0.01)	$(0.01)

(a)	Adjusted to reflect tax (expense) benefit, computed based on our effective tax rates of approximately 37% in 2014 and 2013, of ($2,884,000) and $79,000, respectively, for the years ended December 31, 2014 and 2013.
(b)	Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 37% in 2013, of $134,000, for the year ended December 31, 2013.

	Years Ended December 31,
	2014	2013
Net income (loss)	$4,351,880	$(402,659)
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	4,656,069	2,072,129
Income tax provision	2,559,195	(698,851)
Depreciation, depletion, and amortization	9,389,090	3,729,157
Accretion of abandonment liability	22,361	9,019
Share-based compensation and expense	1,207,114	951,639
Losses (gains) on the mark-to-market of derivatives	(7,793,421)	213,676

Adjusted EBITDA	$14,392,288	$5,874,110

Our Adjusted EBITDA for the year ended December 31, 2013 includes settlement income, net of settlement expenses, of $361,505.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2014 and 2013.

	December 31,
	2014	2013
Current Assets	$9,448,043	$4,296,618

Current Liabilities	$10,348,697	$8,597,588

Working Capital	$(900,654)	$(4,300,970)

As of December 31, 2014 we had negative working capital of $900,654.

The following table summarizes our cash flows during the years ended December 31, 2014 and 2013, respectively.

	Years Ended
	December 31,
	2014	2013
Net cash provided by operating activities	$8,941,815	$6,085,365
Net cash used in investing activities	(29,143,086)	(32,338,413)
Net cash provided by financing activities	19,145,606	25,986,055

Net change in cash and cash equivalents	$(1,055,665)	$(266,993)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $8,941,815 and $6,085,365 for the years ended December 31, 2014 and 2013, respectively, an increase of $2,856,450. The increase was primarily due to increased operating income offset by the unrealized gain on mark-to-market of derivatives included in operating income and the net change in current assets and current liabilities. Changes in current assets and liabilities, aside from those associated with settlement activity, resulted in a decrease in cash of approximately $2,370,769 and $920,547 in 2014 and 2013, respectively, a net decrease of $1,450,222 for 2014, as compared to 2013.

Net cash used in investing activities was $29,143,086 and $32,338,413 for the years ended December 31, 2014 and 2013, respectively, a decrease of $3,195,327. The decrease was primarily due to a decrease in purchases and development of oil and gas properties of $7,286,317. Purchases of oil and gas properties in 2014 amounted to $3,164,469 and we paid $21,574,938 in well development costs. Investing activity in 2014 also included advances of $5,822,086 to operators for future well development and proceeds from the sale of oil and gas properties of $1,441,929. In 2013, we acquired the CPX properties for $20,680,032. Additionally in 2013, cash applied to the purchase of oil and gas properties totaled $11,345,692, including $4,150,622 of purchases of oil and gas properties and $7,195,070 paid for the development of oil and gas wells. In 2013, we also advanced operators $882,604 for future well development and received $608,387 in proceeds from the sale of oil and gas properties.

Net cash provided from financing was $19,145,606 and $25,986,055 for the years ended December 31, 2014 and 2013, respectively, a decrease of $6,840,449. We drew $19,400,000 and $26,851,156, net of repayments, on our credit facilities in 2014 and 2013, respectively. We paid $254,394 and $865,101 in debt issuance costs in 2014 and 2013, respectively, with the activity in 2013 primarily related to refinancing activity.

Senior Credit Facility and Subordinated Credit Facilities

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013, and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, and March 30, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations and was $35 million as of December 31, 2014, and subsequently amended to $34 million on March 30, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000, or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

The Senior Credit Facility’s maturity date of August 8, 2016, was subsequently amended to January 15, 2017 pursuant to the amendment on March 30, 2015. The Company may prepay the entire amount of Base Rate loans at any time, and may prepay the entire amount of LIBOR loans upon at least three business days’ notice to Cadence. The Senior Credit Facility is secured by first priority interests in mortgages on substantially all of the Company’s assets, including but not limited to the Company’s mineral interests in North Dakota and Montana.

As of December 31, 2014 the Company had borrowings of $22.6 million outstanding under the Senior Credit Agreement.

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, and March 30, 2015 (as amended, the “Subordinated Credit Agreement”) with Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provided for initial commitment availability of $25 million, which was subsequently amended to the current availability of $30 million, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw must be at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have drawn an additional $14,700,000, net of $300,000 in original issue discounts, in additional draws through December 31, 2014.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarter ended March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarter ending March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated future oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending December 31, 2014.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $628,195 and $199,632 was amortized during the years ended December 31, 2014 and 2013. The remaining unamortized balance of the debt discount attributable to the warrants is $1,645,749 as of December 31, 2014.

Dougherty Revolving Credit Facility (former credit facility)

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding LLC (“Dougherty”) as Lender which was subsequently amended on September 5, 2012 and December 14, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Dougherty Credit Facility”).

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

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment developing oil and gas wells and our operating costs throughout 2015. However, we believe our credit facilities will provide sufficient funding for our property acquisition and development plans through those same periods. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2014, our balance of cash and cash equivalents was $94,682. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, sale of properties that do not meet our investment criteria, and potential sale or use of shares of our stock.

Effects of inflation and pricing

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

Contractual obligations and commitments

The following table summarizes our obligations and commitments as of December 31, 2014 to make future payments under certain contracts, aggregated by category of obligation, for specified time periods:

	Payment Due by Period
Contractual	Less than			More than
Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Senior Credit Facility	$–	$22,600,000	$–	$–	$22,600,000
Subordinated Credit Facility	–	30,000,000	–	–	30,000,000
Cash Interest Expense on Debt (1)	4,129,267	5,617,616	–	–	9,746,883
PIK interest (2)	–	4,593,929	–	–	4,593,929
AFE Commitments (3)	16,513,219	–	–	–	16,513,219
Total	$20,642,486	$62,811,545	$–	$–	$83,454,031

(1)	Cash Interest on Senior Credit Facility and Subordinated Credit Facility is estimated assuming:
a)	no principal repayment until the maturity date;
b)	interest rate in effect as of December 31, 2014 remains in effect throughout life of loan; and
c)	includes unused commitment fees and loan maintenance fees.
(2)	PIK on Subordinated Credit Facility of 4% paid at Subordinated Credit Facility maturity date.
(3)	Additional commitments on our Authorization for Expenditures (“AFE”) not accrued as of December 31, 2014.

Summary of product and research and development that we will perform for the term of our plan

We are not anticipating significant research and development expenditures in the future.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2014, we had eight employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and five other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors. Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2014, generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

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

The Company’s derivative contracts are settled based on reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing. The following table reflects open commodity swap contracts as of December 31, 2014, the associated volumes and the corresponding fixed price.

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

As of December 31, 2014, we had a total volume on open commodity swaps of 249,000 barrels at a weighted average price of approximately $88.97.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2014, by year with associated volumes.

Weighted Average Price of
Open Commodity Swap Contracts
		Weighted
	Volumes	Average
Year	(Bbl)	Price
2015	87,000	$89.84
2016	84,000	$89.73
2017	78,000	$87.18

In addition to the open commodity swap contracts, we have entered into costless collar contracts. The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by us related to the costless collar contracts. The following table reflects open costless collar contracts as of December 31, 2014.

	Oil	Floor/Ceiling
Term	(Barrels)	Price	Basis
Costless Collars – Crude Oil
01/01/2015 – 12/31/2015	36,000	$75.00/$95.60	NYMEX
01/01/2016 – 06/30/2016	10,002	$80.00/$89.50	NYMEX

Interest Rate Risk

Our credit facilities are tied to LIBOR if and when the associated LIBOR rate goes above 1%. As a result, changes in interest rates can impact our financial results and cash flows. A 1% increase in short-term interest rates on our floating-rate debt as of December 31, 2014 would cost us approximately $545,000 in additional interest expense annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Ridge Oil & Gas, Inc.

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Ridge Oil & Gas, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2015

BLACK RIDGE OIL & GAS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$94,682	$1,150,347
Derivative instruments	3,571,803	–
Accounts receivable	5,740,171	1,905,467
Advances to operators	–	1,214,662
Prepaid expenses	41,387	26,142
Total current assets	9,448,043	4,296,618

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	112,418,105	79,361,432
Unproved properties	591,121	2,798,795
Other property and equipment	139,004	115,482
Total property and equipment	113,148,230	82,275,709
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(18,902,524)	(9,513,434)
Total property and equipment, net	94,245,706	72,762,275

Derivative instruments	4,007,942	–
Debt issuance costs, net	701,019	772,883

Total assets	$108,402,710	$77,831,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,291,262	$8,453,709
Accrued expenses	57,435	4,813
Derivative instruments	–	139,065
Total current liabilities	10,348,697	8,597,587

Derivative instruments	–	74,611
Asset retirement obligations	286,804	160,665
Revolving credit facility and long term debt, net of discounts of $2,072,483 and $2,645,582, respectively	51,834,603	30,556,301
Deferred tax liability	6,593,040	4,033,845

Total liabilities	69,063,144	43,423,009

Commitments and contingencies (See note 14)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,651,714	33,072,795
Retained earnings	5,639,872	1,287,992
Total stockholders' equity	39,339,566	34,408,767

Total liabilities and stockholders' equity	$108,402,710	$77,831,776

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2014	2013

Oil and gas sales	$21,102,823	$9,276,656
Gain on settled derivatives	511,451	53,482
Gain (loss) on the mark-to-market of derivatives	7,793,421	(213,676)
Total revenues	$29,407,695	$9,116,462

Operating expenses:
Production expenses	2,705,763	1,145,686
Production taxes	2,203,501	1,015,907
General and administrative	2,891,641	2,299,757
Depletion of oil and gas properties	9,359,952	3,705,156
Accretion of discount on asset retirement obligations	22,361	9,019
Depreciation and amortization	29,138	24,001
Total operating expenses	17,212,356	8,199,526

Net operating income	12,195,339	916,936

Other income (expense):
Interest income	972	408
Interest (expense)	(5,285,236)	(2,380,359)
Settlement income	–	380,982
Settlement expense	–	(19,477)
Total other income (expense)	(5,284,264)	(2,018,446)

Income (loss) before provision for income taxes	6,911,075	(1,101,510)

Provision for income taxes	(2,559,195)	698,851

Net income (loss)	$4,351,880	$(402,659)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	49,179,725	47,979,990

Net income (loss) per common share - basic	$0.09	$(0.01)
Net income (loss) per common share - fully diluted	$0.09	$(0.01)

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2012	–	$–	47,979,990	$47,980	$29,847,212	$1,690,651	$31,585,843

Common stock warrants granted as financing costs, presented as a debt discount	–	–	–	–	2,473,576	–	2,473,576

Common stock warrants granted as financing costs	–	–	–	–	108,190	–	108,190

Common stock options granted for services to employees	–	–	–	–	643,817	–	643,817

Net loss for the year ended December 31, 2013	–	–	–	–	–	(402,659)	(402,659)

Balance, December 31, 2013	–	$–	47,979,990	$47,980	$33,072,795	$1,287,992	$34,408,767

Common stock options granted for services to employees	–	–	–	–	578,919	–	578,919

Net income for the year ended December 31, 2014	–	–	–	–	–	4,351,880	4,351,880

Balance, December 31, 2014	–	$–	47,979,990	$47,980	$33,651,714	$5,639,872	$39,339,566

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,351,880	$(402,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	9,359,952	3,705,156
Depreciation and amortization	29,138	24,001
Amortization of debt issuance costs	326,258	749,920
Accretion of discount on asset retirement obligations	22,361	9,019
Loss (gain) on the mark-to-market of derivatives	(7,793,421)	213,676
Accrued payment in kind interest applied to long term debt	1,105,203	201,883
Amortization of original issue discount on debt	144,904	28,362
Amortization of debt discounts, warrants	628,195	199,632
Common stock warrants granted as financing costs	–	108,190
Common stock options issued to employees and directors	578,919	643,817
Deferred income taxes	2,559,195	(698,851)
Decrease (increase) in current assets:
Accounts receivable	(2,834,704)	(1,049,234)
Settlement receivable	–	2,500,000
Prepaid expenses	(15,245)	21,013
Increase (decrease) in current liabilities:
Accounts payable	426,558	164,527
Settlement payable	–	(160,000)
Settlement payable, related parties	–	(116,234)
Accrued expenses	52,622	(56,853)
Net cash provided by operating activities	8,941,815	6,085,365

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or swap of oil and gas properties	1,441,929	608,387
Purchases of oil and gas properties and development capital expenditures	(24,739,407)	(32,025,724)
Advances to operators	(5,822,086)	(882,604)
Purchases of other property and equipment	(23,522)	(38,472)
Net cash used in investing activities	(29,143,086)	(32,338,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	29,800,000	41,150,000
Repayments on revolving credit facilities	(10,400,000)	(14,298,844)
Debt issuance costs	(254,394)	(865,101)
Net cash provided by financing activities	19,145,606	25,986,055

NET CHANGE IN CASH	(1,055,665)	(266,993)
CASH AT BEGINNING OF PERIOD	1,150,347	1,417,340
CASH AT END OF PERIOD	$94,682	$1,150,347

SUPPLEMENTAL INFORMATION:
Interest paid	$3,401,028	$1,104,688
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$1,410,995	$5,335,656
Advances to operators received in swap for oil and gas properties	$–	$(1,200,000)
Advances to operators applied to purchase of oil and gas properties	$6,036,748	$2,218,237
Advances to operators reclassified to accounts receivable	$1,000,000	$–
Capitalized asset retirement costs, net of revision in estimate	$103,778	$84,501
Fair value of detachable warrants granted in consideration of debt financing	$–	$2,473,576

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

	December 31,
	2014	2013
Cash	$94,682	$1,112,356
Money market funds	–	37,991
Total	$94,682	$1,150,347

Cash in Excess of FDIC and SIPC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $862,356 in excess of FDIC and SIPC insured limits at December 31, 2014 and 2013, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $254,394 and $865,101 of debt issuance costs during the years ended December 31, 2014 and 2013, respectively, of which the unamortized balance of debt issuance costs at December 31, 2014 and 2013 was $701,019 and $772,883, respectively. Amortization of debt issuance costs charged to interest expense was $326,258 and $749,920 for the years ended December 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2014. We have recognized depreciation expense on these website costs of $15,380 and $18,887 for the years ended December 31, 2014 and 2013, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $29,138 and $24,001 for the years ended December 31, 2014 and 2013, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2014 and 2013, respectively:

	Years Ended December 31,
	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$61,861	$137,509
Capitalized Interest Costs	372,673	–
Total	$434,534	$137,509

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. During the year ended December 31, 2014, the Company sold approximately 502 net acres and rights to individual well bores for total proceeds of $1,441,929. During the year ended December 31, 2013, the Company sold approximately 189 net acres for total proceeds of $608,387. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. We recognized no impairment costs during the years ended December 31, 2014 and 2013, respectively.

Concentrations

Our revenue is solely derived from oil and gas sales to various purchasers, the market for which has very inelastic demand. Due to this, we do not consider any purchasers to represent a material concentration to our sales for the years ended December 31, 2014 or 2013, as we believe any of our customers could easily be replaced.

Since we do not operate any of our wells, we depend on our drilling partner operators to perform the drilling and other operating activities required for all sales of oil and gas. These operators are also responsible for remitting to us our revenue proceeds and billing us for drilling costs and lease operating expenses incurred. We had material concentrations of accounts receivable owed from four (4) and four (4) operators during the years ended December 31, 2014 and 2013, respectively, representing 56% and 60% of total oil and gas revenues and 36% and 41% of total oil and gas accounts receivable as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had 7.88 and 4.87 net producing wells, respectively. As of December 31, 2014 and 2013, these operating partners operated 38% and 37% of the net producing wells, respectively.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Weighted average common shares outstanding – basic	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	1,199,735	–
Weighted average common shares outstanding – diluted	49,179,725	47,979,990

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 13,683,209 and 16,103,209 as of December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $578,919 and $643,817 for the years ended December 31, 2014 and 2013, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

Recent Accounting Pronouncements

Various accounting standards and interpretations were issued in 2014 with effective dates subsequent to December 31, 2014. We have evaluated the recently issued accounting pronouncements that are effective in 2015 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

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

The following unaudited pro forma combined results of operations for the years ended December 31, 2014 and 2013 are presented as though the CPX Acquisition had been completed as of January 1, 2013. The pro forma combined results of operations for the years ended December 31, 2014 and 2013 have been prepared by adjusting the historical results of the Company to include the historical results of the properties acquired in the CPX Acquisition. The supplemental pro forma results of operations are provided for illustrative purposes only and not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented. The pro forma results of operations do not include any cost savings or other synergies that resulted from the CPX Acquisition or any estimated costs incurred to integrate the CPX Acquisition assets.

Year Ended
December 31,
2013
(Unaudited)
Boe Produced	160,432

Revenues	$13,511,159
Net operating income	$2,704,323
Net income (loss)	$(45,154)
Income (loss) per common share
Basic	$(0.00)
Diluted	$(0.00)

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Related Party

During the years ended December 31, 2014 and 2013, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 12 below.

Other Related Party Transactions

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $69,300 and $34,350 to this entity during the years ended December 31, 2014 and 2013, respectively.

Note 5 – Property and Equipment

Property and equipment December 31, 2014 and 2013, consisted of the following:

	December 31,
	2014	2013
Oil and gas properties, full cost method:
Evaluated costs	$112,418,105	$79,361,432
Unevaluated costs, not subject to amortization or ceiling test	591,121	2,798,795
	113,009,226	82,160,227
Other property and equipment	139,004	115,482
	113,148,230	82,275,709
Less: Accumulated depreciation, amortization, depletion and impairments	(18,902,524)	(9,513,434)
Total property and equipment, net	$94,245,706	$72,762,275

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Years Ended
	December 31,
	2014	2013
Depletion of costs for evaluated oil and gas properties	$9,359,952	$3,705,156
Depreciation and amortization of other property and equipment	29,138	24,001
Total depreciation, amortization and depletion	$9,389,090	$3,729,157

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Oil and Gas Properties

The following tables summarize gross and net productive oil wells by state at December 31, 2014 and 2013. A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2014		December 31, 2013
	Gross	Net	Gross	Net
North Dakota	242	7.51	152	4.79
Montana	5	0.37	1	0.08
	247	7.88	153	4.87

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of December 31, 2014 and 2013, our principal oil and gas assets included approximately 10,000 and 14,300 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Purchases of oil and gas properties and development costs for cash	$24,739,407	$32,025,724
Purchase of oil and gas properties accrued at year-end	9,364,796	7,953,801
Purchase of oil and gas properties accrued at the beginning of the year	(7,953,801)	(2,618,145)
Advances to operators applied to development of oil and gas properties	6,036,748	2,218,237
Capitalized asset retirement obligations	103,778	84,501
Total purchase and development costs, oil and gas properties	$32,290,928	$39,664,118

2014 Acquisitions

During 2014, the Company purchased approximately 374 net mineral acres of oil and gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $3,102,568.

2014 Divestitures

During 2014, the Company sold approximately 502 net mineral acres of oil and gas properties and rights to individual well bores in North Dakota for total proceeds of $1,441,929. No gain or loss was recorded pursuant to the sales.

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

2013 Acreage Swap

In 2013, we traded 950 acres to an operator in exchange for 160 acres in a different geographic location and a drilling carry for the well costs for our interests in 2 gross (0.12 net) wells valued at $1,200,000.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Undeveloped Acreage Expirations

During 2014 and 2013, we had leases encompassing 4,202 and 543 net acres, respectively, expire with carrying costs of $6,198,163 and $833,884, respectively that have been transferred to the full cost pool subject to depletion. We estimate that approximately 1,100 net acres with carrying costs of approximately $1,900,000 will expire prior to the commencement of production activities during 2015. The carrying costs of these leases, including those which we estimate will expire in 2015 have also been transferred to the full cost pool and are subject to depletion.

Note 7 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
Beginning asset retirement obligation	$160,665	$67,145
Revision in estimate of asset retirement obligation	–	(19,848)
Liabilities incurred for new wells placed in production	103,778	70,698
Liabilities assumed in acquisition	–	33,651
Accretion of discount on asset retirement obligations	22,361	9,019
Ending asset retirement obligation	$286,804	$160,665

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
	Oil	Fixed
Settlement Period	(Barrels)	Price
January 1, 2015 – December 31, 2015	24,000	$88.28
January 1, 2015 – December 31, 2015	21,000	$89.70
January 1, 2015 – December 31, 2015	12,000	$92.38
January 1, 2015 – December 31, 2015	30,000	$90.16
January 1, 2016 – December 31, 2016	60,000	$90.36
January 1, 2016 – December 31, 2016	24,000	$88.15
January 1, 2017 – December 31, 2017	78,000	$87.18

Crude Oil Costless Collars
	Oil	Floor/Ceiling
Settlement Period	(Barrels)	Price	Basis
January 1, 2015 – December 31, 2015	36,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of December 31, 2014, the Company had total volume on open commodity swaps of 249,000 barrels at a weighted average price of approximately $88.97.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Years Ended
	December 31,
	2014	2013
Realized gain on derivatives:
Crude oil fixed price swaps	$511,451	$53,482
Crude oil collars	–	–
Realized gain on derivatives, net	$511,451	$53,482

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$6,827,126	$(134,293)
Crude oil collars	966,295	(79,383)
Gain (loss) on the mark-to-market of derivatives, net	$7,793,421	$(213,676)

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Balance Sheet Offsetting of Derivative Assets and Liabilities

ASU No 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities, requires an entity to disclose information about offsetting arrangements to enable financial statement users to understand the effects of netting arrangements on an entity’s financial position. The Company adopted the provision of the standard upon entering into our first derivative contract and has provided the applicable disclosures below with respect to its derivative instruments.

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

	December 31, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$7,620,896	$(41,151)	$7,579,745	$–	$–	$–

	December 31, 2014			December 31, 2013
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$–	$–	$–	$(396,573)	$182,897	$(213,676)

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	December 31,
	2014	2013
Derivative assets	$3,571,803	$–
Noncurrent derivative assets	4,007,942	–
Net amount of assets on the balance sheet	7,579,745	–

Derivative liabilities	–	(139,065)
Noncurrent derivative liabilities	–	(74,611)
Net amounts of liabilities on the balance sheet	–	(213,676)
Total derivative liabilities, net	$7,579,745	$(213,676)

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,682	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,579,745	–
Total assets	94,682	7,579,745	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	51,834,603	–
Total Liabilities	–	51,834,603	–
	$94,682	$(44,254,858)	$–

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,150,347	$–	$–
Total assets	1,150,347	–	–
Liabilities
Derivative Instruments (crude oil swaps and collars)	–	213,676	–
Revolving credit facilities and long term debt, net of discounts	–	30,556,301	–
Total Liabilities	–	30,769,977	–
	$1,150,347	$(30,769,977)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2014 and 2013.

Level 2 liabilities include revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2014 and 2013.

Note 10 – Revolving Credit Facilities and Long Term Debt

Senior Credit Facility

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, and March 30, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $35 million as of December 31, 2014, and subsequently amended to $34 million on March 30, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The Senior Credit Facility’s maturity date of August 8, 2016, was subsequently amended to January 15, 2017 pursuant to the amendment on March 30, 2015. The Company may prepay the entire amount of Base Rate loans at any time, and may prepay the entire amount of LIBOR loans upon at least three business days’ notice to Cadence. The Senior Credit Facility is secured by first priority interests in mortgages on substantially all of the Company’s assets, including but not limited to the Company’s mineral interests in North Dakota and Montana.

The Company had borrowings of $22.6 million and 13 million outstanding under the Senior Credit Agreement as of December 31, 2014 and 2013, respectively.

Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, and March 30, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provided initial commitment availability of $25 million, which was subsequently amended to the current availability of $30 million, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company may borrow the available commitments in amounts of $5 million or more and shall not request borrowings of such loans more than once a month, provided that the initial draw was at least $15 million. Loans under the Subordinated Credit Facility shall be funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bears interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate is 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate is equal to 4.00% per annum. Interest is payable on the last day of each month. The Company is also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate the Dougherty revolving credit facility. We have drawn an additional $14,700,000, net of $300,000 original issue discounts, through December 31, 2014. The Company had borrowings of $30 million and $20 million outstanding under the Subordinated Credit Facility as of December 31, 2014 and 2013, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Intercreditor Agreements and Covenants

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarter ended March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarter ending March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending December 31, 2014.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $628,195 and $199,632 was amortized during the years ended December 31, 2014 and 2013. The remaining unamortized balance of the debt discount attributable to the warrants is $1,645,749 as of December 31, 2014.

Dougherty Revolving Credit Facility (former credit facility)

On April 4, 2012, the Company entered into a Secured Revolving Credit Agreement with Dougherty Funding, LLC (“Dougherty”) as Lender which was subsequently amended on September 5, 2012 and December 14, 2012 with an Amended and Restated Secured Revolving Credit Agreement (collectively the “Dougherty Credit Facility”).

The Dougherty Credit Facility provided for a maximum available amount of $20 million, of which $16.5 million was available prior to termination of the facility, with interest payable on the outstanding balance at a rate of 9.25% per year and a maturity date of August 1, 2015. In connection with the amended financing, the Company issued Dougherty Funding LLC warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $0.38 per share. The warrants expire on August 31, 2015.

On September 9, 2013, we repaid the Dougherty Credit Facility with proceeds from the Subordinated Credit Facility.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Senior Revolving Credit Facility, Cadence Bank, N.A.	$22,600,000	$13,000,000
Subordinated Credit Agreement, Chambers	30,000,000	20,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	1,307,086	201,883

Total credit facilities and long term debts	53,907,086	33,201,883
Less: Unamortized OID	(426,734)	(371,638)
Less: Unamortized debt discount attributable to warrants	(1,645,749)	(2,273,944)
Total credit facilities and long term debts, net of discounts	51,834,603	30,556,301
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$51,834,603	$30,556,301

Net proceeds of $29.4 million were received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $144,904 and $28,362 was amortized during the years ended December 31, 2014 and 2013, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $426,734 as of December 31, 2014.

The following presents components of interest expense for the years ended December 31, 2014 and 2013, respectively:

	Years Ended December 31,
	2014	2013
Credit Facilities, accrued PIK interest	$1,105,203	$201,883
Credit Facilities, amortization of OID	144,904	28,362
Credit Facilities, interest and commitment fees	3,453,349	1,092,372
Credit Facilities, amortization of debt issuance costs	326,258	749,920
Credit Facilities, amortization of warrant costs	628,195	307,822
Capitalized interest	(372,673)	–
	$5,285,236	$2,380,359

Note 11 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 – Options

The following table presents all options granted during the year ended December 31, 2014:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2014	in 2013
12/22/14	Kenneth DeCubellis, CEO	58,000	$0.280	10	5	198%	$0.2237	$12,974	$64	$–
12/22/14	James Moe, CFO	40,000	$0.280	10	5	198%	$0.2237	8,947	44	–
12/22/14	Michael Eisele, COO	40,000	$0.280	10	5	198%	$0.2237	8,947	44	–
12/22/14	Employee	36,000	$0.280	10	5	198%	$0.2237	8,053	40	–
12/22/14	Employee	12,000	$0.280	10	5	198%	$0.2237	2,684	13	–
12/22/14	Employee	12,000	$0.280	10	5	198%	$0.2237	2,684	13	–
12/22/14	Employee	2,000	$0.280	10	5	198%	$0.2237	447	2	–
12/8/14	Joseph Lahti, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	372	–
12/8/14	Benjamin Oehler, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	372	–
12/8/14	Bradley Berman, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	372	–
12/1/14	Employee	100,000	$0.379	10	5	193%	$0.2999	29,988	500	–
02/10/14	Employee	27,500	$0.782	10	5	116%	$0.6778	18,639	1,976	–
01/30/14	Employee	5,000	$0.630	10	5	115%	$0.5471	2,735	499	–
		632,500						$184,787	$4,311	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents all options granted during the year ended December 31, 2013:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2014	in 2013
12/12/13	Kenneth DeCubellis, CEO	750,000	$0.65	10	5	117%	$0.5675	$425,595	$85,120	$4,431
12/12/13	James Moe, CFO	200,000	$0.65	10	5	117%	$0.5675	113,492	22,700	1,182
12/12/13	Michael Eisele, COO	250,000	$0.65	10	5	117%	$0.5675	141,865	28,372	1,477
12/12/13	Employee	175,000	$0.65	10	5	117%	$0.5675	99,306	19,860	1,034
12/12/13	Employee	25,000	$0.65	10	5	117%	$0.5675	14,187	2,836	148
12/12/13	Employee	10,000	$0.65	10	5	117%	$0.5675	5,675	1,136	59
12/12/13	Joseph Lahti, Director	100,000	$0.65	10	5	117%	$0.5675	56,746	11,348	591
12/12/13	Benjamin Oehler, Director	100,000	$0.65	10	5	117%	$0.5675	56,746	11,348	591
12/12/13	Bradley Berman, Director	100,000	$0.65	10	5	117%	$0.5675	56,746	11,348	591
10/30/13	Employee	20,000	$0.63	10	5	114%	$0.5443	10,886	2,176	370
08/01/13	Michael Eisele, COO(2)	165,000	$0.64	10	5	114%	$0.5520	91,087	18,216	7,590
01/24/13	Employee	12,500	$0.56	10	5	110%	$0.4725	5,907	1,180	1,099
01/24/13	Employee	70,000	$0.56	10	5	110%	$0.4725	33,077	6,616	6,158
01/24/13	Michael Eisele, COO	165,000	$0.56	10	5	110%	$0.4725	77,968	15,592	14,514
01/24/13	James Moe, CFO	115,000	$0.56	10	5	110%	$0.4725	54,341	10,868	10,116
01/24/13	Kenneth DeCubellis, CEO	400,000	$0.56	10	5	110%	$0.4725	189,014	37,804	35,189
		2,657,500						$1,432,638	$286,520	$85,140

(1)	All options vest in equal annual installments, commencing one year from the date of the grant, are exercisable for 10 years from the date of the grant and are being amortized over the implied service term, or vesting period, of the options.
(2)	Mr. Eisele was promoted to Chief Operating Officer effective August 1, 2013.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Options Cancelled

On August 22, 2014, 27,500 common stock options with a strike price of $0.782 were forfeited pursuant to the resignation of an employee.

On November 15, 2013, 166,667 common stock options were forfeited pursuant to the resignation of an officer.

No other options were cancelled during 2014 or 2013.

Options Expired

On November 30, 2014, a total of 12,000 options with a strike price of $0.92 per share expired.

On August 8, 2014, a total of 24,000 options with a strike price of $0.51 per share expired.

No options expired during the year ended December 31, 2013.

Options Exercised

No options were exercised during the year ended December 31, 2014 and 2013.

The following is a summary of information about the Stock Options outstanding at December 31, 2014.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.03 - $1.00	7,208,834	7.77 years	$0.56	3,114,501	$0.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2014	2013
Average risk-free interest rates	2.00%	1.92%
Average expected life (in years)	5	5
Volatility	97%	114%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2014 and 2013 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2012	4,149,001	$0.58
Options expired	–	–
Options cancelled	(166,667)	(1.00)
Options granted	2,657,500	0.62
Options exercised	–	–
Balance, December 31, 2013	6,639,834	0.59
Options expired	(36,000)	(0.65)
Options cancelled	(27,500)	(0.78)
Options granted	632,500	0.36
Options exercised	–	–
Balance, December 31, 2014	7,208,834	0.56

Exercisable, December 31, 2014	3,114,501	$0.65

The Company expensed $578,919 and $643,817 from the amortization of common stock options during the years ended December 31, 2014 and 2013, respectively.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the year ended December 31, 2014.

On August 8, 2013, in connection with entering into the Subordinated Credit Facility, the Company agreed to issue to the lenders cashless warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 114%, risk-free interest rate of 1.38% and a call option value of $0.4947 was $2,473,576 and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. Proceeds from the sale were allocated between the debt and equity based on the relative fair values at the time of issuance. The fair value of $2,473,576 is presented as a debt discount on the balance sheet and a total of $628,195 and $199,632 was amortized during the years ended December 31, 2014 and 2013, respectively. The remaining unamortized balance of those warrants is $1,645,749 as of December 31, 2014.

Warrants Cancelled

A total of 330,000 warrants with a strike price of $1.50 per share were voluntarily forfeited on December 30, 2014. No warrants were cancelled during the years ended December 31, 2013.

Warrants Expired

No warrants expired during the years ended December 31, 2014 and 2013.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2014 and 2013.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Warrants outstanding at December 31, 2014:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.38 - $1.50	9,133,375	2.61 years	$0.92	9,133,375	$0.92

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,
	2014	2013
Average risk-free interest rates	N/A	1.38%
Average expected life (in years)	N/A	5
Volatility	N/A	114%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants. During the years ended December 31, 2014 and 2013, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2012	4,463,375	$1.26
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	5,000,000	0.65
Warrants exercised	–	–
Balance, December 31, 2013	9,463,375	0.94
Warrants expired	–	–
Warrants cancelled	(330,000)	(1.50)
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2014	9,133,375	0.92

Exercisable, December 31, 2014	9,133,375	$0.92

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Our provision for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Current taxes	$–	$–
Deferred tax provision (benefit)	2,559,195	(698,851)
Valuation allowance	–	–
Net income tax provision (benefit)	$2,559,195	$(698,851)

The effective income tax rate for the years ended December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014		2013
Federal statutory income tax rate	35.00%		35.00%
State income taxes	2.09%		2.35%
Effect of statutory rate change on deferred taxes	(0.35%	)	34.49%
Permanent differences	0.07%		(0.17%	)
Change in valuation allowance	0.22%		(8.23%	)
Net effective income tax rate	37.03%		63.44%

The Company’s state income tax rate as of December 31, 2014 decreased by 0.26% from 2.35% as of December 31, 2013, to 2.09%. This decrease in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. In 2013, due to the legal settlement amounts and non-oil & gas revenue the Company received during previous years being sourced to the state of Minnesota for income tax purposes, a larger percentage of the Company’s activity was expected to be apportioned to that state. As compared to North Dakota, the other state the Company files tax returns in which has a corporate income tax rate of 4.53%, the state of Minnesota has a 9.80% corporate income tax rate. This change in apportionment resulted in a 34.49% increase in the effective tax rate for 2013 based on its effect on the carrying value of the net deferred tax liability.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryovers	$10,438,275	$7,465,973
Stock compensation	1,558,409	1,118,426
Derivative liabilities	–	79,806
Reorganization costs	49,693	50,040
Asset retirement obligation	106,377	60,007
Total deferred tax assets	$12,152,754	$8,774,252

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$(15,344,769)	$(12,229,818)
Derivative assets	(2,811,366)	–
Property and equipment	(10,107)	(13,764)
Total deferred liabilities	(18,166,242)	(12,243,582)

Net deferred tax liabilities	(6,013,488)	(3,469,330)
Less: valuation allowance	(579,552)	(564,515)
Deferred tax liabilities	$(6,593,040)	$(4,033,845)

As of December 31, 2014, the Company has net operating loss carryover of approximately $28,142,712. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2032. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had recognized a valuation allowance reducing the carrying value of its deferred tax asset by $564,515 as of December 31, 2013. As of December 31, 2014 the Company has increased its valuation allowance by $15,037 to $579,552. This increase was to more accurately reflect an allowance on only a portion of its deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2014.

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of December 31, 2014 the Company had committed to AFE’s of approximately $16.5 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well we would have recorded approximately an additional $230,000, $451,000 and $468,000 in oil and gas sales for the years ended December 31, 2014, 2013 and 2012, respectively, and $63,000, $110,000 and $124,000 of production taxes and operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease.

Note 16 – Subsequent Events

Debt Financing

From January 1, 2015 through March 26, 2015, the Company received cumulative advances, net of repayments, of $3.35 million pursuant to the Credit Facility with Cadence.

On March 30, 2015, we amended the Credit Facility with Cadence Bank, N.A. to extend the termination date of the Loan Commitment from August 8, 2016 to January 15, 2017, decrease the borrowing base from $35 million to $34 million and to waive the Net Debt to EBITDAX Ratio and the Collateral Coverage Ratio covenants for the quarter ending March 31, 2015. In addition, the Amendment, for purposes of determining compliance with financial covenants, changes the Maximum Net Debt to EBITDAX Ratio and the Minimum Collateral Coverage Ratio. Whereas the Senior Credit Facility initially provided for a Maximum Net Debt to EBITDAX Ratio of 3.50 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Maximum Net Debt to EBITDAX to 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter. In addition, whereas the Senior Credit Facility initially provided for a Minimum Collateral Coverage Ratio of 0.80 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Minimum Collateral Coverage Ratio to 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter.

Our Subordinated Credit Facility was also amended on March 30, 2015, to waive the Net Leverage Ratio and the Collateral Coverage Ratio covenants for the quarter ending March 31, 2015. In addition, the Amendment, for purposes of determining compliance with financial covenants, changes the Maximum Net Leverage Ratio and the Minimum Collateral Coverage Ratio. Whereas the Subordinated Credit Facility initially provided for a Maximum Net Leverage Ratio of 3.50 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Maximum Net Leverage Ratio to 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter. In addition, whereas the Subordinated Credit Facility initially provided for a Minimum Collateral Coverage Ratio of 0.80 to 1.00 as of the end of each quarter commencing with the quarter ending March 31, 2015, the Amendment revises the Minimum Collateral Coverage Ratio to 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter.

Oil and Gas Property Purchases

On March 10, 2015, the Company purchased 9.3571 net leasehold acres in oil and gas properties in North Dakota for approximately $102,928.

Oil and Gas Property Sales

On March 16, 2015, the Company sold 9 net leasehold acres of oil and gas properties in North Dakota for proceeds of $99,000.

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

Costs Incurred and Capitalized Costs

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	December 31,
	2014	2013
Proved oil and gas properties	$112,418,105	$79,361,432
Unproved oil and gas properties	591,121	2,798,795
Accumulated depreciation, depletion and amortization, and impairment	(18,820,963)	(9,461,011)
Total	$94,188,263	$72,699,216

The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,
	2014	2013
Costs incurred for the year:
Proved property acquisition	$3,164,469	$24,177,260
Unproved property acquisition	–	653,394
Development	29,022,721	14,748,963
Total	$32,187,150	$39,579,617

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

	Years Ended
	December 31,
	2014	2013
Property acquisition	$591,121	$2,498,452
Development	–	300,343
Total	$591,121	$2,798,795

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

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

	Oil	Natural
	(Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves as of December 31, 2012	2,116,133	1,604,688
Revisions of previous estimates	(287,354)	(246,121)
Extensions, discoveries and other additions	2,800,070	1,811,443
Sale of reserves in place	(454,378)	(338,444)
Production	(99,979)	(52,973)
Proved developed and undeveloped reserves as of December 31, 2013	4,074,492	2,778,593
Revisions of previous estimates	(201,995)	(131,966)
Extensions, discoveries and other additions	1,199,673	925,763
Sale of reserves in place	(17,982)	(12,482)
Production	(256,257)	(213,141)
Proved developed and undeveloped reserves as of December 31, 2014	4,797,931	3,346,767

Proved developed reserves:
December 31, 2013	927,272	652,793
December 31, 2014	1,799,515	1,363,076

Proved undeveloped reserves:
December 31, 2013	3,147,220	2,125,800
December 31, 2014	2,998,416	1,983,691

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

The Company recognized significant additions in net quantities of its proved reserves relating to acquisitions, extensions, discoveries and other additions during the years ended December 31, 2014 and December 31, 2013. The Company’s increase in proved reserves during both of the years presented was primarily due to acquisitions, extensions, discoveries, and other additions related to drilling activity in and adjacent to our Bakken/Three Forks acreage. During that period, the Company’s net producing well count increased from 2.30 net wells at December 31, 2012 to 7.88 net wells at December 31, 2014. This rapid growth caused the Company’s proved reserves to grow significantly. As a percentage of total acquisitions, extensions, discoveries and other additions to proved reserves for the years ended December 31, 2014 and 2013, 48% and 83%, respectively, were to the Company’s proved undeveloped reserves.

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

The Company sold or swapped undeveloped acreage in 2013 that accounted for 510,785 BOE. This acreage was sold to diversify risk or because the proposed development of this acreage did not meet our return criteria.

During 2013, we had a negative revision of 328,374 BOE, or 14%, of our December 31, 2012 estimated proved reserves balance. The primary cause for these revisions was negative well performances. In 2013, within portions of our areas of operation, actual well results underperformed relative to the forecasts in our December 31, 2012 reserve report. The proved undeveloped forecasts in these areas were also adjusted to reflect these well performances in our December 31, 2013 reserve report. The majority of the negative revision in 2014 was due to proved undeveloped wells becoming uneconomic due to reductions in the price of oil.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-50-5. Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2014 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves. The following is a summary of the Company’s standardized measure of discounted future cash flows for the years as indicated:

	Years Ended December 31,
	2014	2013
Future cash inflows	$423,219,613	$385,294,210
Future production costs	(148,863,530)	(136,845,985)
Future development costs	(78,208,378)	(84,614,646)
Future income tax expense	(42,717,592)	(38,354,449)
Future net cash flows	153,430,113	125,479,130
10% annual discount for estimated timing of cash flows	(68,308,455)	(63,819,859)
Standardized measure of discounted future net cash flows	$85,121,658	$61,659,271

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves. The prices for the Company's reserve estimates were as follows:

	Oil	Natural
	(Bbl)	Gas (Mcf)
December 31, 2014	$83.26	$7.10

December 31, 2013	$88.93	$8.25

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	Years Ended December 31,
	2014	2013
Standard measure, beginning of year	$61,659,271	$21,714,721
Sales of oil and natural gas produced, net of production costs	(16,193,558)	(7,115,063)
Net changes of prices and production costs	(6,329,518)	287,564
Revisions of quantity estimates	(5,567,648)	(6,149,984)
Extensions and discoveries and other adjustments	34,053,998	54,306,464
Changes in estimated future development costs	1,453,332	2,772,759
Sale of reserves in place	(276,920)	(4,437,843)
Previously estimated development costs incurred during the period	8,946,915	5,568,753
Accretion of discount	7,437,666	2,793,885
Net changes in income taxes	(2,523,100)	(6,493,210)
Changes in timing and other	2,461,220	(1,588,775)
Standard measure, end of year	$85,121,658	$61,659,271

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

As of December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 24, 2015:

Name	Age	Position
Kenneth DeCubellis	48	Chief Executive Officer
Michael Eisele	32	Chief Operating Officer
James Moe	57	Chief Financial Officer
Bradley Berman	44	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	66	Director
Joseph Lahti(1)(2)	54	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.

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

________________________

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

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as Chairman of the Board of PokerTek, Inc., a publicly traded company sold in October 2014, and he is also an independent director of AFAM/Innealta. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the chairman of the board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees.

Mr. Lahti’s qualifications:

•	Leadership experience – Mr. Lahti is a principal of JL Holdings (1989 to present). Mr. Lahti recently served as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).
•	Industry experience - Mr. Lahti has participated as an independent director in several public companies in a variety of other industries, including serving as an independent director of Voyager Oil & Gas, Inc. and serving as the compensation committee chair for Voyager Oil & Gas, Inc. and Poker Tek, Inc. and compensation committee member of Zomax Inc. and several private companies.
•	Education experience - Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

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

Board and Committee Meetings

During the year ended December 31, 2014, the Board of Directors held four meetings, the Audit Committee held five meetings, and the Compensation Committee held one meeting. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2014. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board. The Board has determined that having Bradley Berman serve as Chairman is in the best interest of the Company’s stockholders at this time due to his extensive knowledge of the Company. Further, the separation of the Chairman and Chief Executive Officer positions allows the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2014 were filed timely.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, none of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2014, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. In 2014, we did not have a 401(k) Plan, we have put one in place for 2015 and compensation paid in cash will be the only element of compensation that will be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on December 21, 2014, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 138,000 common stock options to purchase common stock at $0.28 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant and cash bonuses totaling $57,500.

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

Benefits and Prerequisites

At this stage of our business we have benefits that are generally comparable to those offered by other small private and public companies and no prerequisites for our employees. Other than a 401(k) Plan that we put in place at the beginning of 2015, we do not have any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Separation and Change in Control Arrangements

We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of the Company. However, as of the date of this filing, we have entered into Change of Control Agreements (the “CIC Agreements”) with executives, Ken DeCubellis, James Moe, and Michael Eisele. The CIC Agreements provide that, in the event that (i) the executive is terminated, other than for cause, disability, or death, or (ii) there is a “Change in Circumstances”, in either case within 12 months of a “Change in Control,” then the executive is entitled to receive his annual salary in regular distributions over the course of the next 12 months, to take part in the Company’s health and dental group policies, and to receive the same employer contributions for health and dental coverage that the Company provides to its other executive employees as of the executive’s last day of employment with the Company.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Option		Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(4)		Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis,
Chief Executive Officer	2014	$250,154	$25,000	$12,974		$–	$–	$–	$288,128
	2013	$220,000	$–	$614,609		$–	$–	$–	$834,609
	2012	$200,000	$–	$31,294	(2)	$–	$–	$–	$231,294

Michael Eisele,
Chief Operating Officer(1)	2014	$138,385	$15,000	$8,947		$–	$–	$–	$162,332
	2013	$115,417	$–	$310,920		$–	$–	$–	$426,337
	2012	$43,750	$15,000	$35,853		$–	$–	$–	$94,603

James Moe,
Chief Financial Officer	2014	$171,077	$17,500	$8,947		$–	$–	$–	$197,524
	2013	$152,972	$–	$167,833		$–	$–	$–	$320,805
	2012	$145,000	$15,000	$27,595	(3)	$–	$–	$–	$187,595

(1)	Michael Eisele was promoted to the position of chief operating officer on August 1, 2013.
(2)	On September 25, 2012, Mr. Kenneth T. DeCubellis agreed to the cancellation of 1,000,000 stock options previously granted on October 26, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $31,294 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.
(3)	On September 25, 2012, Mr. James Moe agreed to the cancellation of 500,000 stock options previously granted on February 22, 2011 in exchange for new stock option agreements. Under the new agreements the original number of stock options remains the same, but will have a new exercise price of $0.27 per share. These options will vest in five equal annual installments, commencing one year from the date of grant on September 25, 2013, and continuing on the next four anniversaries thereof until fully vested. The additional estimated value using the Black-Scholes Pricing Model was $27,595 greater than the estimated value immediately preceding the modifications, and is being amortized in addition to the remaining unamortized value of the original option grants.
(4)	See Note 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2014.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	-0-	58,000	(1)	$0.28	December 21, 2024
	150,000	600,000	(2)	$0.65	December 11, 2023
	80,000	320,000	(3)	$0.56	January 23, 2023
	400,000	600,000	(4)	$0.27	September 24, 2022

Michael Eisele, Chief Operating Officer	-0-	40,000	(1)	$0.28	December 21, 2024
	50,000	200,000	(2)	$0.65	December 11, 2023
	33,000	132,000	(5)	$0.64	July 31, 2023
	33,000	132,000	(3)	$0.56	January 23, 2023
	60,000	90,000	(6)	$0.28	August 9, 2022

James Moe, Chief Financial Officer	-0-	40,000	(1)	$0.28	December 21, 2024
	40,000	160,000	(2)	$0.65	December 11, 2023
	23,000	92,000	(3)	$0.56	January 23, 2023
	200,000	300,000	(4)	$0.27	September 24, 2022
	120,000	80,000	(7)	$1.00	November 1, 2021

(1)	Options granted on December 22, 2014, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(2)	Options granted on December 12, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(3)	Options granted on January 24, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(4)	Options granted on September 25, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(5)	Options granted on August 1, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(6)	Options granted on August 10, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(7)	Options granted on November 2, 2011, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2014.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman, Chairman	$–	$–	$29,563	$–	$–	$–	$29,563

Benjamin Oehler	$–	$–	$29,563	$–	$–	$–	$29,563

Joseph Lahti	$–	$–	$29,563	$–	$–	$–	$29,563

(1)	Effective December 8, 2014, we granted to each of our directors options to purchase up to 100,000 shares of our common stock at an exercise price of $0.374 per share, exercisable until December 13, 2023, vesting in five equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2015 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2015, we had 47,979,990 shares of common stock outstanding.

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

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2015. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Ownership
Bradley Berman, Chairman of Board and Director	7,210,731	(2)	14.7%
Ken DeCubellis, Chief Executive Officer	856,000	(3)	1.8%
Michael Eisele, Chief Operating Officer	209,000	(4)	*
James Moe, Chief Financial Officer and Corporate Secretary	406,000	(5)	*
Joseph Lahti, Director	146,667	(6)	*
Benjamin Oehler, Director	220,000	(7)	*
All Directors and Executive Officers as a Group (6 persons)	9,048,398	(8)	16.7%
Lyle Berman	2,579,853	(9)	5.4%
Neil Sell	3,886,335	(10)	8.1%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,514,595	(11)	9.4%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,514,594	(11)	9.4%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	3,250,000	(12)	6.8%
Chambers Energy Management, LP 600 Travis Street, Suite 7330 Houston, TX 77002	5,000,000	(13)	9.4%

*Indicates beneficial ownership of less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2015.
(2)	Includes 1,120,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015. Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman. Includes 185,898 shares owned by Mr. Bradley Berman’s wife.
(3)	Includes 710,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015. Includes 5,000 shares owned by Mr. Ken DeCubellis’ wife.
(4)	Includes 209,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015.
(5)	Includes 406,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015.
(6)	Includes 126,667 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015.

(7)	Includes 220,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015.
(8)	Does not include a total of 5,110,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.
(9)	Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2015. Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.
(10)	Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee. Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.
(11)	These companies sold oil and gas properties to us in various transactions and, as part of the purchase price for these properties or down payments related to transactions, were issued these shares of common stock by us. We may purchase additional oil and gas properties from these companies in the future, for which we may issue additional shares of our common stock.
(12)	Based on Schedule 13G filed February 14, 2013.
(13)	Includes 5,000,000 shares which may be purchased pursuant to stock warrants that are exercisable within 60 days of March 15, 2015. Chambers Energy Capital II, LP (“CEC II, LP”), a Delaware limited partnership, and Chambers Energy Capital II TE, LP (“CEC II TE, LP”), a Delaware limited partnership, are the record holders of warrants entitling them to purchase 4,454,485.4881 and 545,514.5119 shares of Common Stock. These warrants were filed with the Securities and Exchange Commission as part of the Issuer’s Form 8-K submitted on August 9, 2013. CEC Fund II GP, LLC, a Delaware limited liability company, is the general partner of CEC II, LP and CEC II TE, LP. CEC GP, LLC, a Delaware limited liability company, is the sole member of CEC Fund II GP, LLC. Chambers Energy Management, LP (the “Management Company”), a Delaware limited partnership, provides certain investment advisory and management services to CEC II, LP and CEC II TE, LP. Chambers Energy Management GP, LLC, a Delaware limited liability company, is the general partner of the Management Company. J. Robert Chambers is the managing member of both, CEC GP, LLC and Chambers Energy Management GP, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office Lease

We have subleased and currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. The sublease agreement was cancelled and we entered into a direct lease on April 30, 2012 to expand and occupy approximately 1,142 square feet of office space. The 2012 lease was amended effective November 15, 2013 to occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $69,300 and $34,350 to this entity during the years ended December 31, 2014 and 2013, respectively.

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

Director Independence

Our Common Stock currently trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of Messrs. Oehler and Lahti is “independent” in accordance with the NASDAQ Global Market’s Requirements for all of 2014 and as of November 9, 2014, each of our directors is “independent” in accordance with the NASDAQ Global Market’s requirements, as it has been three years since Mr. Berman served as our Chief Executive Officer. Thus, a majority of the current Board of Directors is independent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Audit fees(1)	$81,500	$54,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$81,500	$54,000

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2014 and 2013.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2014 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on October 13, 2010)

10.6	Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 4, 2011)

10.7	Addendum, dated March 15, 2011, to the Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 22, 2011)

10.8	Asset Purchase Agreement, dated April 27, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 4, 2011)

10.9	Form of Warrant issued in connection with the credit facility (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 6, 2012)

10.10	Securities Purchase Agreement, dated July 26, 2011, by and among Ante5, Inc. and the several Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.11	Registration Rights Agreement, dated July 26, 2011, by and among Ante5, Inc. and the persons named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.12	Form of Investors’ Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.13	Form of Agents’ Warrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.14	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.15	Asset Purchase Agreement, dated August 9, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 11, 2011)

10.16	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.17	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.18	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.19	Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.20	Second Lien Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, and Chambers Energy Management LP, as Agent (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.21	Warrant, dated August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II, LP (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.22	Warrant dated, August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II TE, LP (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.23	Purchase and Sale Agreement, dated November 15, 2013, by and between Black Ridge Oil & Gas, Inc., as Buyer, and a private company (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 20, 2013)

10.24	First Amendment to Credit Agreement, dated December 13, 2013, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.25	First Amendment to Second Lien Credit Agreement, dated December 13, 2013, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.26	Second Amendment to Credit Agreement, dated March 24, 2014, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.26 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.27	Second Amendment to Second Lien Credit Agreement, dated March 24, 2014, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.27 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.28	Third Amendment to Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.29	Consent Related to Second Lien Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.30	Fourth Amendment to Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.31	Consent Related to Second Lien Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.32*	Fifth Amendment to Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender

10.33*	Third Amendment to Second Lien Credit Agreement, dated March 30, 2015, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015	BLACK RIDGE OIL & GAS, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis,
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Ken DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2014 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Kenneth DeCubellis	Dated: March 30, 2015
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Moe	Dated: March 30, 2015
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ Bradley Berman	Dated: March 30, 2015
Bradley Berman, Director

By:	/s/ Joseph Lahti	Dated: March 30, 2015
Joseph Lahti, Director

By:	/s/ Benjamin Oehler	Dated: March 30, 2015
Benjamin Oehler, Director

