Form 10-Q
period 2015-03-31
Black Ridge Oil & Gas, Inc.
filed 2015-05-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-53952

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-2345075 (I.R.S. Employer Identification No.)

10275 Wayzata Blvd. Suite 100, Minnetonka, Minnesota 55305

(Address of principal executive offices) (Zip Code)

(952) 426-1241

(Registrant’s telephone number, including area code)

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

The number of shares of registrant’s common stock outstanding as of May 13, 2015 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$97,781	$94,682
Derivative instruments	3,863,912	3,571,803
Accounts receivable	3,420,230	5,740,171
Prepaid expenses	38,243	41,387
Total current assets	7,420,166	9,448,043

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	118,421,670	112,418,105
Unproved properties	2,168,117	591,121
Other property and equipment	139,004	139,004
Total property and equipment	120,728,791	113,148,230
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(21,536,823)	(18,902,524)
Total property and equipment, net	99,191,968	94,245,706

Derivative instruments	4,083,162	4,007,942
Debt issuance costs, net	604,697	701,019

Total assets	$111,299,993	$108,402,710

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,014,273	$10,291,262
Accrued expenses	68,416	57,435
Total current liabilities	11,082,689	10,348,697

Asset retirement obligations	330,557	286,804
Revolving credit facility and long term debt, net of discounts of $1,869,656 and $2,072,483, respectively	55,701,544	51,834,603
Deferred tax liability	5,957,649	6,593,040

Total liabilities	73,072,439	69,063,144

Commitments and contingencies (See note 14)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,812,638	33,651,714
Retained earnings	4,366,936	5,639,872
Total stockholders' equity	38,227,554	39,339,566

Total liabilities and stockholders' equity	$111,299,993	$108,402,710

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014

Oil and gas sales	$2,886,456	$4,030,420
Gain (loss) on settled derivatives	1,133,421	(116,163)
Gain (loss) on the mark-to-market of derivatives	367,329	(214,035)
Total revenues	$4,387,206	$3,700,222

Operating expenses:
Production expenses	989,857	507,463
Production taxes	286,192	405,307
General and administrative	810,008	770,773
Depletion of oil and gas properties	2,630,032	1,586,932
Accretion of discount on asset retirement obligations	7,929	4,505
Depreciation and amortization	4,267	7,925
Total operating expenses	4,728,285	3,282,905

Net operating income (loss)	(341,079)	417,317

Other income (expense):
Interest (expense)	(1,567,248)	(1,082,900)

Loss before provision for income taxes	(1,908,327)	(665,583)

Provision for income taxes	635,391	284,023

Net loss	$(1,272,936)	$(381,560)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990

Net loss per common share - basic	$(0.03)	$(0.01)
Net loss per common share - fully diluted	$(0.03)	$(0.01)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,272,936)	$(381,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion of oil and gas properties	2,630,032	1,586,932
Depreciation and amortization	4,267	7,925
Amortization of debt issuance costs	96,322	70,653
Accretion of discount on asset retirement obligations	7,929	4,505
(Gain) loss on the mark-to-market of derivatives	(367,329)	214,035
Accrued payment in kind interest applied to long term debt	314,114	208,803
Amortization of original issue discount on debt	42,399	26,316
Amortization of debt discounts, warrants	160,428	153,522
Common stock options issued to employees and directors	160,924	144,240
Deferred income taxes	(635,391)	(284,023)
Decrease (increase) in current assets:
Accounts receivable	2,319,941	(1,160,467)
Prepaid expenses	3,144	(8,444)
Increase (decrease) in current liabilities:
Accounts payable	110,460	252,259
Accrued expenses	10,981	42,271
Net cash provided by operating activities	3,585,285	876,967

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	99,000	1,234,740
Purchases of oil and gas properties and development capital expenditures	(7,031,186)	(7,582,458)
Advances to operators	–	(1,410,896)
Purchases of other property and equipment	–	(8,094)
Net cash used in investing activities	(6,932,186)	(7,766,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	5,700,000	9,350,000
Repayments on revolving credit facilities	(2,350,000)	(3,550,000)
Net cash provided by financing activities	3,350,000	5,800,000

NET CHANGE IN CASH	3,099	(1,089,741)
CASH AT BEGINNING OF PERIOD	94,682	1,150,347
CASH AT END OF PERIOD	$97,781	$60,606

SUPPLEMENTAL INFORMATION:
Interest paid	$1,110,083	$640,978
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$612,551	$(846,354)
Advances to operators applied to purchase of oil and gas properties	$–	$321,904
Capitalized asset retirement costs, net of revision in estimate	$35,824	$23,259

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to be quoted on the OTCQB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) (the “Company”) became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. Since October 2010, we have been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana. Our strategy is to participate in the exploration, development and production of oil and gas reserves as a non-operating working interest owner with a growing, diversified portfolio of oil and gas wells. We aggressively seek to accumulate mineral rights and participate in the drilling of new wells on a continuous basis. Occasionally, we also purchase working interests in producing wells.

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

Note 2 – Basis of Presentation and Significant Accounting Policies

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2014, which were included in our Annual Report on Form 10-K filed with the SEC. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at March 31, 2015 and December 31, 2014.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at March 31, 2015 and December 31, 2014, respectively. The Company has not experienced any losses in such accounts.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at March 31, 2015, and December 31, 2014, was $604,697 and $701,019, respectively. Amortization of debt issuance costs charged to interest expense were $96,322 and $70,653 for the three months ended March 31, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2015. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $257 and $4,722 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, all website development costs have been fully depreciated.

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

Basic and Diluted Loss Per Share

The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $4,267 and $7,925 for the three months ended March 31, 2015 and 2014, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$–	$23,944
Capitalized Interest Costs	155,991	53,774
Total	$155,991	$77,718

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $160,924 and $144,240 for the three months ended March 31, 2015 and 2014, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $160,428 and $153,522 of warrant related debt discounts were amortized during the three months ended March 31, 2015 and 2014, respectively, and treated as interest expense. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that the adoption of ASU 2014-15 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 – Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31,	December 31,
	2015	2014
Oil and gas properties, full cost method:
Evaluated costs	$118,421,670	$112,418,105
Unevaluated costs, not subject to amortization or ceiling test	2,168,117	591,121
	120,589,787	113,009,226
Other property and equipment	139,004	139,004
	120,728,791	113,148,230
Less: Accumulated depreciation, amortization, depletion and impairments	(21,536,823)	(18,902,524)
Total property and equipment, net	$99,191,968	$94,245,706

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Months Ended
	March 31,
	2015	2014
Depletion of costs for evaluated oil and gas properties	$2,630,032	$1,586,932
Depreciation and amortization of other property and equipment	4,267	7,925
Total depreciation, amortization and depletion	$2,634,299	$1,594,857

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2015 and 2014. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2015		March 31, 2014
	Gross	Net	Gross	Net
North Dakota	281	8.42	187	5.43
Montana	5	0.37	1	0.08
Total	286	8.79	188	5.51

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of March 31, 2015 and 2014, our principal oil and gas assets included approximately 9,401 and 10,370 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014
Purchases of oil and gas properties and development costs for cash	$7,031,186	$7,582,458
Purchase of oil and gas properties accrued at period-end	9,977,347	7,107,447
Purchase of oil and gas properties accrued at beginning of period	(9,364,796)	(7,953,801)
Advances to operators applied to purchase of oil and gas properties	–	321,904
Capitalized asset retirement costs, net of revision in estimate	35,824	23,259
Total purchase and development costs, oil and gas properties	$7,679,561	$7,081,267

2015 Acquisitions

During the three months ended March 31, 2015, we purchased approximately 9 net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During the three months ended March 31, 2015, we sold a total of approximately 9 net leasehold acres of oil and gas properties for total proceeds of $99,000. No gain or loss was recorded pursuant to the sales.

2014 Acquisitions

During the three months ended March 31, 2014, we purchased approximately 199 net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $1,650,474.

2014 Divestitures

During the three months ended March 31, 2014, we sold a total of approximately 468 net leasehold acres of oil and gas properties for total proceeds of $1,234,740. No gain or loss was recorded pursuant to the sales.

Undeveloped Acreage Expirations

During the three months ended March 31, 2015, we had leases encompassing 567 net acres expire with carrying costs of $1,120,278 that had been reserved and transferred to the full cost pool subject to depletion in 2014. We estimate that approximately 537 additional net acres with carrying costs of approximately $769,778 will expire prior to the commencement of production activities on the related leased property during 2015. The carrying costs of leases we estimate will expire during the remainder of 2015 had been reserved and transferred to the full cost pool subject to depletion in 2014.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Beginning ARO	$286,804	$160,665
Liabilities incurred for new wells placed in production	35,824	23,259
Accretion of discount on ARO	7,929	4,505
Ending ARO	$330,557	$188,429

Note 6 – Related Party

We currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $17,958 and $18,719 to this entity during the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Derivative Instruments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of March 31, 2015, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
Settlement Period	Oil (Barrels)	Fixed Price
April 1, 2015 – December 31, 2015	18,000	$88.28
April 1, 2015 – December 31, 2015	15,750	$89.70
April 1, 2015 – December 31, 2015	9,000	$92.38
April 1, 2015 – December 31, 2015	22,500	$90.16
January 1, 2016 – December 31, 2016	60,000	$90.36
January 1, 2016 – December 31, 2016	24,000	$88.15
January 1, 2017 – December 31, 2017	78,000	$87.18

Crude Oil Costless Collars
		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
April 1, 2015 – December 31, 2015	27,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of March 31, 2015, the Company had total volume on open commodity swaps of 227,250 barrels at a weighted average price of approximately $88.88 per barrel.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Three Months Ended
	March 31,
	2015	2014
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$896,133	$(116,163)
Crude oil collars	237,288	–
Realized loss on derivatives, net	$1,133,421	$(116,163)

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$405,779	$(220,722)
Crude oil collars	(38,450)	6,687
Gain (loss) on the mark-to-market of derivatives, net	$367,329	$(214,035)

Balance Sheet Offsetting of Derivative Assets and Liabilities

In accordance with FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities, all of the Company’s derivative contracts are carried at their fair value in the condensed balance sheets under the captions “Derivative instruments” and “Noncurrent derivative instruments”. Derivative instruments from the same counterparty that are subject to contractual terms which provide for net settlement are reported on a net basis in the condensed balance sheets. The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under the netting arrangements with counterparties, and the resulting net amounts presented in the condensed balance sheets for the periods presented, all at fair value.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	March 31, 2015			December 31, 2014
	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet
Commodity derivative assets	$7,955,592	$(8,518)	$7,947,074	$7,620,896	$(41,151)	$7,579,745

	March 31, 2015			December 31, 2014
	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet
Commodity derivative liabilities	$–	$–	$–	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	March 31,	December 31,
	2015	2014
Derivative assets	$3,863,912	$3,571,803
Noncurrent derivative assets	4,083,162	4,007,942
Net amount of assets on the balance sheet	7,947,074	7,579,745

Current portion of derivative liabilities	–	–
Derivative liabilities	–	–
Net amounts of liabilities on the balance sheet	–	–
Total derivative assets (liabilities), net	$7,947,074	$7,579,745

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$97,781	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,947,074	–
Total assets	97,781	7,947,074	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	55,701,544	–
Total Liabilities	–	55,701,544	–
	$97,781	$(47,754,470)	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,682	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,579,745	–
Total assets	94,682	7,579,745	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	51,834,603	–
Total Liabilities	–	51,834,603	–
	$94,682	$(44,254,858)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2015 and 2014.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the three months ended March 31, 2015 and 2014.

Note 9 – Revolving Credit Facilities and Long Term Debt

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

The Company had borrowings of $25.95 million and $22.6 million outstanding under the Senior Credit Agreement as of March 31, 2015 and December 31, 2014, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through March 31, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of March 31, 2015 and December 31, 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarter ended March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarter ending March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending March 31, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $160,428 and $153,522 was amortized during the three months ended March 31, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,485,321 as of March 31, 2015.

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Senior Revolving Credit Facility, Cadence Bank, N.A.	$25,950,000	$22,600,000
Subordinated Credit Agreement, Chambers	30,000,000	30,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	1,621,200	1,307,086
Total credit facilities and long term debts	57,571,200	53,907,086
Less: Unamortized OID	(384,335)	(426,734)
Less: Unamortized debt discount attributable to warrants	(1,485,321)	(1,645,749)
Total credit facilities and long term debts, net of discounts	55,701,544	51,834,603
Less: current maturities	–	–
Long term portion of credit facilities and long term debts	$55,701,544	$51,834,603

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Net proceeds of $29.4 million was received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $42,399 and $26,316 was amortized during the three months ended March 31, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $384,335 as of March 31, 2015.

The following presents components of interest expense for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
	2015	2014
Accrued PIK interest	$314,114	$208,803
Amortization of OID	42,399	26,316
Interest and commitment fees	1,109,976	677,380
Amortization of debt issuance costs	96,322	70,653
Amortization of warrant costs	160,428	153,522
Less interest capitalized to the full cost pool of our proved oil & gas properties	(155,991)	(53,774)
	$1,567,248	$1,082,900

Note 10 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 11 –Options

Options Granted

No options were granted during the three months ended March 31, 2015.

The Company recognized a total of $160,924, and $144,240 of compensation expense during the three months ended March 31, 2015 and 2014, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,811,617 as of March 31, 2015.

Options Exercised

No options were exercised during the three months ended March 31, 2015 and 2014.

Options Forfeited

No options were forfeited during the three months ended March 31, 2015 and 2014.

Note 12 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2015 and 2014.

We recognized a total of $160,428 and $153,522 of finance expense during the three months ended March 31, 2015 and 2014, respectively, on common stock warrants issued to lenders, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2015 and 2014.

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

We currently estimate that our effective tax rate for the year ending December 31, 2015 will be approximately 33%. Losses incurred during the period from April 9, 2011 (inception) to March 31, 2015 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2015, net deferred tax assets were $14,763,123 after a valuation allowance applied to net deferred tax assets of approximately $592,944. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities. As of March 31, 2015, the Company recognized deferred tax liabilities totaling $20,720,772 primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes.

The tax benefit for the three months ended March 31, 2015 of $635,391 was primarily driven by the Company’s loss before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2015.

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of March 31, 2015, the Company had committed to AFE’s of approximately $9.4 million beyond amounts previously paid or accrued. Additionally, the Company acquired a lease for mineral rights from the State of North Dakota on February 14, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal 2-15H well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there is currently third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We have signed an AFE for the well and the operator has agreed to retroactively honor the AFE if the state is successful in defending its ownership claim. As a result we have not capitalized any of the AFE costs or recognized any sales from this well. Our proportion of the well costs, based on the AFE and our working interest, is approximately $800,000. The well started production on May 21, 2012. Had we recognized the revenue and expenses from this well, we would have recorded approximately an additional $1,171,000 in oil and gas sales and $307,000 of production taxes and operating expenses to date of which $22,000 of oil and gas revenue and $10,000 of production expenses and taxes would relate to the three months ended March 31, 2015. In the event the state is not successful in defending its ownership claim, the state is required to refund the Company the cost to purchase the lease. Recently, the State of North Dakota has engaged with multiple operators requesting payment of royalties under similar circumstances in other wells. The Company will continue to monitor these developments, which may result in the recognition of a portion of our interest in the Dahl Federal 2-15H in an upcoming financial period.

Note 15 – Subsequent Events

Debt Facilities

During the period from April 1, 2015 to May 12, 2015, the Company drew an additional $0.9 million, net of repayments, on the senior secured facility.

Crude Oil Swaps

Between April 1, 2015 and May 14, 2015, the Company entered into crude oil swap contracts with crude oil settlements based on NYMEX WTI pricing as follows:

Settlement Period	Oil (Barrels)	Fixed Price
October 1, 2015 – December 31, 2015	36,000	$61.87
January 1, 2016 – June 30, 2016	45,000	$62.88

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of March 31, 2015, we owned an interest in 286 gross (8.79 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 9,401 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of March 31, 2015				As of December 31, 2014
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
9,401	286	8.79	992	5,356	100,335

(1)Includes leases encompassing approximately 537 net acres that we estimate will expire over the remainder of 2015.

(2)Represents average daily production over the three months ended March 31, 2015.

(3)PV-10 is a non-GAAP financial measure calculated using mandated pricing that is historical in nature. The pricing used to calculate PV-10 as of December 31, 2014 assumed a WTI oil price of $94.99, a Henry Hub gas price of $4.35. Market prices as of March 31, 2015 are considerably lower. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Looking forward, we are pursuing the following objectives:

•	acquire high-potential mineral leases;
•	access appropriate capital markets to fund continued acreage acquisition and drilling activities;
•	develop and maintain strategic industry relationships;
•	attract and retain talented associates;
•	operate a low overhead non-operator business model; and
•	become a low cost producer of hydrocarbons.

We believe the following are the key drivers to our business performance:

•	the ability of the Company to acquire acreage at a price that is significantly below the acreage value when fully developed;
•	the ability of operators to successfully drill wells on the acreage position we hold and incur customary costs;
•	the sales price per barrel of oil;
•	the number of producing wells we own and the performance of those wells;
•	our ability to raise capital to fund drilling costs and acreage acquisitions; and
•	maintaining a strong balance sheet and adequate liquidity to achieve our objectives.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still quoted on the OTCQB under the trading symbol “ANFC.”

Operational Highlights

During the first quarter of 2015, we achieved the following financial and operating results:

•	production reached 992 Boe per day, representing 89% growth compared to the first quarter of 2014, but a 17% decrease compared to the fourth quarter of 2014;
•	participated in the completion of 39 gross (0.91 net) wells increasing our total producing wells to 286 gross (8.79 net) wells;
•	attained adjusted EBITDA from operations of $2.1 million;
•	reduced general and administrative expenses to $9.07 per Boe, compared to $16.33 per Boe in the first quarter of 2014, representing a 44% decrease on a per Boe basis;
•	realized $3.6 million of cash flow from operating activities; and
•	continued development of our core acreage including our Stockyard Creek, Corral Creek and Teton projects.

Operationally, our first quarter of 2015 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 89% to 89,308 Boe in the first quarter of 2015 as compared to first quarter of 2014 production of 47,211 Boe. The increase in production was driven by a 61% increase in net producing wells from 5.51 net wells at March 31, 2014, to 8.79 net wells at March 31, 2015.

Total revenues increased 19% in the first quarter of 2015, compared to the first quarter of 2014 primarily driven by derivative gains totaling $1.5 million. Realized gains on settled derivatives amounted to $1.1 million in the first quarter of 2015. Realized prices on a Boe basis decreased 62% before the effect of settled derivatives and 46% after the effect of settled derivatives in the first quarter of 2015 as compared to the first quarter of 2014. Additionally, we had a gain on the mark-to-market of derivatives of $0.4 million. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three month period ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we controlled approximately 9,401 net acres in the Williston Basin. In addition, the Company owned working interests in 286 gross wells representing 8.79 net wells that are producing and an additional 61 gross wells representing 2.18 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended
	March 31,
	2015	2014
Net Production:
Oil (Bbl)	72,922	43,155
Natural gas (Mcf)	98,314	24,337
Barrel of oil equivalents (Boe)	89,308	47,211
Average Sales Prices:
Oil (per Bbl)	$37.60	$87.99
Effect of loss on settled derivatives on average price (per Bbl)	$15.55	$(2.69)
Oil net of settled derivatives (per Bbl)	$53.15	$85.30
Natural gas and NGL’s (per Mcf)	$1.47	$9.58
Realized price on a Boe basis, net of settled derivatives	$45.01	$82.91
Average Production Costs:
Oil (per Bbl)	$12.90	$11.08
Natural gas (per Mcf)	$0.50	$1.21
Barrel of oil equivalents (Boe)	$11.08	$10.75

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three months ended March 31, 2015 and 2014, respectively.

	Three months Ended
	March 31,
	2015	2014
Depletion of oil and natural gas properties	$2,630,032	$1,586,932

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2015 and 2014, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2015		March 31, 2014
	Gross	Net	Gross	Net
North Dakota	281	8.42	187	5.43
Montana	5	0.37	1	0.08
Total	286	8.79	188	5.51

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of March 31, 2015 and 2014. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	March 31, 2015		March 31, 2014
	Gross	Net	Gross	Net
North Dakota	3	0.25	4	0.24
Total	3	0.25	4	0.24

Results of Operations for the Three Months Ended March 31, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
Oil and gas sales	$2,886,456	$4,030,420	$(1,143,964)
Gain (loss) on settled derivatives	1,133,421	(116,163)	1,249,584
Gain (loss) on mark-to-market of derivatives	367,329	(214,035)	581,364
Total revenues:	4,387,206	3,700,222	686,984
Operating expenses:
Production expenses	989,857	507,463	482,394
Production taxes	286,192	405,307	(119,115)
General and administrative	810,008	770,773	39,235
Depletion of oil and gas properties	2,630,032	1,586,932	1,043,100
Accretion of discount on ARO	7,929	4,505	3,424
Depreciation and amortization	4,267	7,925	(3,658)
Total operating expenses:	4,728,285	3,282,905	1,445,380
Net operating income (loss)	(341,079)	417,317	(758,396)
Total other income (expense)	(1,567,248)	(1,082,900)	(484,348)
Loss before provision for income taxes	(1,908,327)	(665,583)	(1,242,744)
Provision for income taxes	635,391	284,023	351,368
Net loss	$(1,272,936)	$(381,560)	$(891,376)

Oil and Natural Gas Sales

We recognized $2,886,456 in revenues from sales of crude oil and natural gas, excluding gains on derivatives, for the three months ended March 31, 2015, compared to revenues of $4,030,420 for the three months ended March 31, 2014, a decrease of $1,143,964, or 28%. The decrease in revenues was driven by a 62% decrease in prices on a BOE basis before the effects of derivatives, offset by an 89% increase in production on a BOE basis. We had 8.79 net producing wells as of March 31, 2015, compared to 5.51 net producing wells as of March 31, 2014.

Derivatives

For the three months ended March 31, 2015, we had a gain on settled derivatives of $1,133,421, compared to a loss on settled derivatives of $116,163 for the same period in 2014.

We had a mark-to-market derivative gain of $367,329 in the three months ended March 31, 2015, resulting in a net derivative asset of $7,947,074 largely due to a continued slide in market prices for oil. In the first quarter of 2014, we had mark-to-market losses of $214,035.

Production Expenses

Production expenses were $989,857 and $507,463 for the three months ended March 31, 2015 and 2014, respectively, an increase of $482,394, or 95%. Our production expenses are greater than the comparative period due to our rapid expansion in production. On a per unit basis, production expenses increased from $10.75 per Boe in the three months ended March 31, 2014 to $11.08 per Boe in the three months ended March 31, 2015. The increase in production expenses was primarily a result of increased workover expenses incurred in wells shut-in while neighboring wells were completed.

Production Taxes

Our production taxes were $286,192 and $405,307 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $119,115, or 29%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 9.9% and 10.1% of oil and gas sales in the three months ended March 31, 2015 and 2014, respectively, the decrease was driven by increased gas and related product sales which have lower average tax rates than oil sales in comparison to revenue and increased oil production in Montana, which has lower production tax rates.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $810,008, compared to $770,773 for the three months ended March 31, 2014, an increase of $39,235, or 5%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our growing production. General and administrative expenses per Boe produced decreased from $16.33 to $9.07 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,630,032 and $1,586,932 for the three months ended March 31, 2015 and 2014, respectively, an increase of $1,043,100, or 66%. The increase was due primarily to our increased production. Depletion expense per Boe produced decreased from $33.61 in 2014 to $29.45 in 2015.

Depreciation and Accretion

Depreciation expense for the three months ended March 31, 2015 was $4,267, compared to $7,925 for the three months ended March 31, 2014. Accretion of the discount on asset retirement obligations was $7,929 and $4,505 for the three month periods ended March 31, 2015 and 2014, respectively.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2015 was ($1,567,248), compared to ($1,082,900) for the three months ended March 31, 2014. The net other income and (expense) for the three months ended March 31, 2015 consisted entirely of interest expense, including $160,428 of amortized warrant costs, $42,399 of amortization related to original issue discounts, $314,114 of PIK interest applied to our debt balances and $96,322 of amortized debt financing costs for the three months ended March 31, 2015. Additionally, we capitalized $155,991 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the three months ended March 31, 2014 consisted entirely of interest expense, including $153,522 of amortized warrant costs, $26,316 of amortization related to original issue discounts, $208,803 of PIK interest applied to our debt balances and $70,653 of amortized debt financing costs for the three months ended March 31, 2015. Additionally, during the first quarter of 2014, we capitalized $53,744 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had income tax benefits of $635,391 and $284,023 for the three months ended March 31, 2015 and 2014, respectively, an increase of $351,368, or 124%. The tax benefits in both the three months ended March 31, 2015 and 2014 were primarily driven by the Company’s loss before provision for income taxes of $1,908,327 and $665,583, respectively.

Non-GAAP Financial Measures

In addition to reporting net loss as defined under GAAP, we also present Adjusted Net Loss and Adjusted EBITDA. We define Adjusted Net Loss as net loss, excluding net of income (loss) on the mark-to-market of derivatives, net of tax. We define Adjusted EBITDA as earnings (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) income (losses) on the mark-to-market of derivatives, and (vi) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Loss and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Loss and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Loss and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, GAAP, is included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Loss

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(1,272,936)	$(381,560)
Add back:
Losses (gains) on the mark-to-market of derivatives, net of tax (a)	(246,239)	134,835
Adjusted net loss	$(1,519,175)	$(246,725)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990

Net loss per common share - basic	$(0.03)	$(0.01)
Add:
Change due to losses (gains) on the mark-to-market of derivatives, net of tax	–	–
Adjusted net loss per common share - basic	$(0.03)	$(0.01)

Net loss per common share - fully diluted	(0.03)	$(0.01)
Add:
Change due to losses (gains) on the mark-to-market of derivatives, net of tax	–	–
Adjusted net loss per common share - fully diluted	$(0.03)	$(0.01)

(a)Adjusted to reflect tax benefit (expense), computed based on our effective tax rate of approximately 33% in 2015 and 37% in 2014, of ($121,000) and $79,200 for the three months ended March 31, 2015 and 2014, respectively.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(1,272,936)	$(381,560)
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	1,406,820	929,378
Income tax provision	(635,391)	(284,023)
Depreciation, depletion, and amortization	2,634,299	1,594,857
Accretion of abandonment liability	7,929	4,505
Share based compensation	321,352	297,762
Unrealized loss on derivatives	(367,328)	214,035

Adjusted EBITDA	$2,094,745	$2,374,954

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2015 and December 31, 2014, respectively.

	March 31,	December 31,
	2015	2014
Current Assets	$7,420,166	$9,448,043
Current Liabilities	$11,082,689	$10,348,697
Working Capital	$(3,662,523)	$(900,654)

As of March 31, 2015 we had negative working capital of $3,662,523.

The following table summarizes our cash flows during the three month periods ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	$3,585,285	$876,967
Net cash used in investing activities	(6,932,186)	(7,766,708)
Net cash provided by financing activities	3,350,000	5,800,000
Net change in cash and cash equivalents	$3,099	$(1,089,741)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $3,585,285 and $876,967 for the three months ended March 31, 2015 and 2014, respectively, an increase of $2,708,318. The increase was primarily due to collection of gains on settled derivatives and changes in working capital offset by decreased gross profit resulting from lower oil prices. Changes in working capital from operating activities resulted in an increase in cash of $2,444,526 in the three months ended March 31, 2015 as compared to a decrease in cash of ($874,381) for the same period in the previous year, primarily driven by a decrease in accounts receivable in 2015.

Net cash used in investing activities was $6,932,186 and $7,766,708 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $834,522. We paid $6,928,258 for well development and $-0- in advances to operators for future well development during the 2015 period while in the 2014 period we paid $5,931,984 for well development and $1,410,896 in advances to operators for future well development. Additionally, we purchased approximately 9 net leasehold acres of oil and gas properties for $102,928 in the three months ended March 31, 2015 as compared to purchasing 199 net leasehold acres of oil and gas properties for $1,650,474 in the three months ended March 31, 2014. In the three months ended March 31, 2015 we sold 9 net leasehold acres for proceeds of $99,000 while in the comparable 2014 period we sold 468 net leasehold acres for proceeds of $1,234,740.

Net cash provided from financing was $3.35 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively. We drew $3.35 million, net of repayments, on our credit facilities during the three months ended March 31, 2015 while funding a portion of the investing activity through derivative gains and working capital. During the same period in 2014 we drew $5.8 million, net of repayments, funding a portion of our investing activity through operating cash flow.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations and was $34 million on March 30, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000, or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

As of March 31, 2015 the Company had borrowings of $25.95 million outstanding under the Senior Credit Agreement.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate our previous revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 in original issue discounts, in additional draws through March 31, 2015.

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

The Credit Facilities require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets to current liabilities of a minimum of 1.0 to 1.0, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarter ended March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain (i) as of the last day of each fiscal quarter of the Company, a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarter ending March 31, 2015, and 0.80 to 1.00 for the quarter ending June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) as of the last day of each fiscal quarter of the Company, a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarter ending March 31, 2015, and 3.50 to 1.00 for the quarters ending June 30, 2015 and September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) as of the last day of any fiscal quarter of the Company, a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) as of the last day of any period of four consecutive fiscal quarters of the Company, a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated future oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending March 31, 2015.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $160,428 and $153,522 was amortized during the three months ended March 31, 2015 and 2014. The remaining unamortized balance of the debt discount attributable to the warrants is $1,485,321 as of March 31, 2015.

Although our revenues are expected to grow as our wells are placed into production, our revenues are not expected to exceed our investment in developing oil and gas wells and our operating costs throughout 2015. However, we believe our credit facilities will provide sufficient funding for our development plans through those same periods. Our prospects still must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, potential failure to earn revenues or to sufficiently monetize certain claims that we have for payments that are owed to us; an inability to identify investment and expansion targets; and dissipation of existing assets. To address these risks, we must, among other things, seek growth opportunities through investment and acquisitions in the oil and gas industry, effectively monitor and manage our claims for payments that are owed to us, implement and successfully execute our business strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2015, our balance of cash and cash equivalents was $97,781. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, sale of properties that do not meet our investment criteria, and potential sale or use of shares of our stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial conditions and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

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

As required under our Credit Facilities, we will maintain derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility. We anticipate using derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 42 month horizon. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs will be funded by cash from operations or borrowings under our credit facilities.

Interest Rate Risk

Under our Credit Facilities our long-term debt is comprised of borrowings on floating interest rates. As a result, changes in interest rates can impact results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item..

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Fifth Amendment to Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N. A., as Lender (incorporated by reference to Exhibit 10.32 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)
10.2	Third Amendment to Second Lien Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.33 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 14, 2015	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2015	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

