Form 10-Q
period 2015-06-30
Black Ridge Oil & Gas, Inc.
filed 2015-08-13
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding as of August 10, 2015 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$214,583	$94,682
Derivative instruments, current	3,007,135	3,571,803
Accounts receivable	4,091,371	5,740,171
Prepaid expenses	46,351	41,387
Total current assets	7,359,440	9,448,043

Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	124,205,553	112,418,105
Unproved properties	1,258,138	591,121
Other property and equipment	139,004	139,004
Total property and equipment	125,602,695	113,148,230
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(46,117,576)	(18,902,524)
Total property and equipment, net	79,485,119	94,245,706

Derivative instruments, long-term	2,983,784	4,007,942
Debt issuance costs, net	510,239	701,019

Total assets	$90,338,582	$108,402,710

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,166,181	$10,291,262
Accrued expenses	91,155	57,435
Total current liabilities	10,257,336	10,348,697

Asset retirement obligations	344,360	286,804
Revolving credit facilities and long term debt, net of discounts of $1,665,862 and $2,072,483, respectively	60,026,143	51,834,603
Deferred tax liability	–	6,593,040

Total liabilities	70,627,839	69,063,144

Commitments and contingencies (See note 15)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	33,965,465	33,651,714
Retained earnings (accumulated deficit)	(14,302,702)	5,639,872
Total stockholders' equity	19,710,743	39,339,566

Total liabilities and stockholders' equity	$90,338,582	$108,402,710

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Oil and gas sales	$5,050,080	$5,553,997	$7,936,536	$9,584,417
Gain (loss) on settled derivatives	847,198	(262,719)	1,980,619	(378,882)
Loss on the mark-to-market of derivatives	(1,956,155)	(881,124)	(1,588,826)	(1,095,159)
Total revenues	3,941,123	4,410,154	8,328,329	8,110,376

Operating expenses:
Production expenses	1,153,663	595,591	2,143,520	1,103,054
Production taxes	555,152	591,525	841,344	996,832
General and administrative	730,445	634,109	1,540,453	1,404,882
Depletion of oil and gas properties	2,937,744	2,131,545	5,567,776	3,718,477
Impairment of oil and gas properties	21,639,000	–	21,639,000	–
Accretion of discount on asset retirement obligations	7,932	5,148	15,861	9,653
Depreciation and amortization	4,009	8,188	8,276	16,113
Total operating expenses	27,027,945	3,966,106	31,756,230	7,249,011

Net operating income (loss)	(23,086,822)	444,048	(23,427,901)	861,365

Other income (expense):
Other income	6,707	–	6,707	–
Interest (expense)	(1,547,172)	(1,293,123)	(3,114,420)	(2,376,023)
Total other income (expense)	(1,540,465)	(1,293,123)	(3,107,713)	(2,376,023)

Loss before provision for income taxes	(24,627,287)	(849,075)	(26,535,614)	(1,514,658)

Provision for income taxes	5,957,649	305,715	6,593,040	589,738

Net loss	$(18,669,638)	$(543,360)	$(19,942,574)	$(924,920)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990	47,979,990	47,979,990

Net loss per common share - basic	$(0.39)	$(0.01)	$(0.42)	$(0.02)
Net loss per common share - fully diluted	$(0.39)	$(0.01)	$(0.42)	$(0.02)

See accompanying notes to financial statements.

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,942,574)	$(924,920)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	5,567,776	3,718,477
Depreciation and amortization	8,276	16,113
Amortization of debt issuance costs	190,780	145,307
Accretion of discount on asset retirement obligations	15,861	9,653
Loss on the mark-to-market of derivatives	1,588,826	1,095,159
Accrued payment in kind interest applied to long term debt	634,919	472,712
Amortization of original issue discount on debt	84,858	60,288
Amortization of debt discounts, warrants	321,763	310,042
Common stock options issued to employees and directors	313,751	288,961
Deferred income taxes	(6,593,040)	(589,738)
Impairment of oil and natural gas properties	21,639,000	–
Decrease (increase) in current assets:
Accounts receivable	1,648,800	(2,835,328)
Prepaid expenses	(4,964)	(15,812)
Increase (decrease) in current liabilities:
Accounts payable	36,328	203,177
Accrued expenses	33,720	58,040
Net cash provided by operating activities	5,544,080	2,012,131

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or swap of oil and gas properties	103,000	1,360,920
Purchases of oil and gas properties and development capital expenditures	(12,677,179)	(11,731,981)
Advances to operators	–	(3,491,089)
Purchases of other property and equipment	–	(11,131)
Net cash used in investing activities	(12,574,179)	(13,873,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	10,600,000	18,700,000
Repayments on revolving credit facilities	(3,450,000)	(7,850,000)
Debt issuance costs	–	(54,782)
Net cash provided by financing activities	7,150,000	10,795,218

NET CHANGE IN CASH	119,901	(1,065,932)
CASH AT BEGINNING OF PERIOD	94,682	1,150,347
CASH AT END OF PERIOD	$214,583	$84,415

SUPPLEMENTAL INFORMATION:
Interest paid	$2,174,153	$1,457,540
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$(161,409)	$(98,778)
Advances to operators applied to development of oil and gas properties	$–	$2,131,043
Capitalized asset retirement costs, net of revision in estimate	$41,695	$40,712

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at June 30, 2015 and December 31, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at June 30, 2015 and December 31, 2014, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at June 30, 2015, and December 31, 2014, was $510,239 and $701,019, respectively. Amortization of debt issuance costs charged to interest expense were $190,780 and $145,307 for the six months ended June 30, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through June 30, 2015. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $257 and $9,443 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, all website development costs have been fully depreciated.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $8,276 and $16,113 for the six months ended June 30, 2015 and 2014, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended
	June 30,
	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$–	$23,944
Capitalized Interest Costs	295,331	105,555
Total	$295,331	$129,499

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $21,639,000 in the six months ended June 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the six months ended June 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $313,751 and $288,961 for the six months ended June 30, 2015 and 2014, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $321,763 and $310,042 of warrant related debt discounts were amortized during the six months ended June 30, 2015 and 2014, respectively, and treated as interest expense. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Dahl Federal Recognition

During the second quarter of 2015, we recognized well costs, revenues and expenses related to the Dahl Federal 2-15H (Dahl Federal) back to the inception of the well in 2012. The Company acquired the lease for mineral rights for the acreage related to the Dahl Federal from the State of North Dakota on February 7, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there had been third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We had signed an AFE for the well and the operator agreed to retroactively honor the AFE if the state was successful in defending its ownership claim. As the ownership of our acreage was not certain, we determined we could not recognize the well costs, revenues and expenses until the ownership questions were resolved. In April of 2015, after a North Dakota Supreme Court ruling in favor of the State and subsequent consensus by numerous parties as to the proper survey to be used in determining the high water mark of the Missouri River, the State of North Dakota began requesting payment of royalties for wells under similar circumstances from other operators. Because we believe the ownership questions have now been resolved, we capitalized all well costs since the well’s inception, and have recognized revenues and expenses from the Dahl Federal’s first production in May of 2012. We have capitalized $927,312 of well costs related to the original AFE and subsequent improvements. We recognized oil and gas revenues of $1,295,966, production expenses of $87,063 and production taxes of $143,948 in the second quarter of 2015, of which $23,012 of oil and gas revenues, $8,088 of operating expenses and $2,522 of production taxes relate to production from the first quarter of 2015 and $1,241,214 of oil and gas revenues, $75,359 of operating expenses and $137,860 of production taxes relate to production prior to 2015.

Note 4 – Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30,	December 31,
	2015	2014
Oil and gas properties, full cost method:
Evaluated costs	$124,205,553	$112,418,105
Unevaluated costs, not subject to amortization or ceiling test	1,258,138	591,121
	125,463,691	113,009,226
Other property and equipment	139,004	139,004
	125,602,695	113,148,230
Less: Accumulated depreciation, amortization, depletion and impairments	(46,117,576)	(18,902,524)
Total property and equipment, net	$79,485,119	$94,245,706

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Months Ended
	June 30,
	2015	2014
Depletion of costs for evaluated oil and gas properties	$5,567,776	$3,718,477
Depreciation and amortization of other property and equipment	8,276	16,113
Total depreciation, amortization and depletion	$5,576,052	$3,734,590

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $21,639,000 in the six months ended June 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the six months ended June 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at June 30, 2015 and 2014. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2015		June 30, 2014
	Gross	Net	Gross	Net
North Dakota	286	8.59	206	6.20
Montana	5	0.37	1	0.08
Total	291	8.96	207	6.28

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 30, 2015 and 2014, our principal oil and gas assets included approximately 8,566 and 9,800 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended
	June 30,
	2015	2014
Purchases of oil and gas properties and development costs for cash	$12,677,179	$11,731,981
Purchase of oil and gas properties accrued at period-end	9,203,387	7,855,023
Purchase of oil and gas properties accrued at beginning of period	(9,364,796)	(7,953,801)
Advances to operators applied to purchase of oil and gas properties	–	2,131,043
Capitalized asset retirement costs, net of revision in estimate	41,695	40,712
Total purchase and development costs, oil and gas properties	$12,557,465	$13,804,958

2015 Acquisitions

During the six months ended June 30, 2015, we purchased approximately nine net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During the six months ended June 30, 2015, we sold a total of approximately nine net leasehold acres of oil and gas properties and two wellbores for total proceeds of $103,000. No gain or loss was recorded pursuant to the sales.

2014 Acquisitions

During the six months ended June 30, 2014, we purchased approximately 200 net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $1,652,551.

2014 Divestitures

During the six months ended June 30, 2014, we sold a total of approximately 490 net leasehold acres of oil and gas properties for total proceeds of $1,340,920. No gain or loss was recorded pursuant to the sales.

2014 Swap Transactions

During the six months ended June 30, 2014, we traded approximately 52 net leasehold acres of oil and gas properties for 40 net mineral acres and $20,000 in cash. No gain or loss was recorded pursuant to the transaction.

Undeveloped Acreage Expirations

During the six months ended June 30, 2015, we had leases encompassing 1,403 net acres expire with carrying costs of $1,355,794 that had been reserved and transferred to the full cost pool subject to depletion. We estimate that approximately 461 additional net acres with carrying costs of approximately $644,097 will expire prior to the commencement of production activities on the related leased property during 2015. The carrying costs of leases we estimate will expire during the remainder of 2015 had been reserved and transferred to the full cost pool subject to depletion in 2014.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Beginning ARO	$286,804	$160,665
Liabilities incurred for new wells placed in production	41,695	40,712
Accretion of discount on ARO	15,861	9,653
Ending ARO	$344,360	$211,030

Note 7 – Related Party

We currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $35,128 and $35,501 to this entity during the six months ended June 30, 2015 and 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of June 30, 2015, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
Settlement Period	Oil (Barrels)	Fixed Price
July 1, 2015 – December 31, 2015	12,000	$88.28
July 1, 2015 – December 31, 2015	10,500	$89.70
July 1, 2015 – December 31, 2015	6,000	$92.38
July 1, 2015 – December 31, 2015	15,000	$90.16
October 1, 2015 – December 31, 2015	36,000	$61.87
January 1, 2016 – June 30, 2016	45,000	$62.88
January 1, 2016 – December 31, 2016	60,000	$90.36
January 1, 2016 – December 31, 2016	24,000	$88.15
January 1, 2017 – December 31, 2017	78,000	$87.18

Crude Oil Costless Collars
		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
July 1, 2015 – December 31, 2015	18,000	$75.00/$95.60	NYMEX
January 1, 2016 – June 30, 2016	10,002	$80.00/$89.50	NYMEX

As of June 30, 2015, the Company had total volume on open commodity swaps of 286,500 barrels at a weighted average price of approximately $81.33 per barrel.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Six Months Ended
	June 30,
	2015	2014
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$1,589,818	$(378,882)
Crude oil collars	390,801	–
Realized gain (loss) on derivatives, net	$1,980,619	$(378,882)

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(1,161,398)	$(912,071)
Crude oil collars	(427,428)	(183,088)
Gain (loss) on the mark-to-market of derivatives, net	$(1,588,826)	$(1,095,159)

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	June 30, 2015			December 31, 2014
	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet
Commodity derivative assets	$5,998,159	$(7,240)	$5,990,919	$7,620,896	$(41,151)	$7,579,745

	June 30, 2015			December 31, 2014
	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet
Commodity derivative liabilities	$–	$–	$–	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	June 30,	December 31,
	2015	2014
Derivative assets	$3,007,135	$3,571,803
Noncurrent derivative assets	2,983,784	4,007,942
Net amount of assets on the balance sheet	5,990,919	7,579,745

Current portion of derivative liabilities	–	–
Derivative liabilities	–	–
Net amount of liabilities on the balance sheet	–	–
Total derivative assets (liabilities), net	$5,990,919	$7,579,745

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$214,583	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	5,990,919	–
Total assets	214,583	5,990,919	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	60,026,143	–
Total Liabilities	–	60,026,143	–
	$214,583	$(54,035,224)	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,682	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,579,745	–
Total assets	94,682	7,579,745	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	51,834,603	–
Total Liabilities	–	51,834,603	–
	$94,682	$(44,254,858)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2015 and 2014.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the six months ended June 30, 2015 and 2014.

Note 10 – Revolving Credit Facilities and Long Term Debt

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015 and August 10, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility with Dougherty Funding LLC.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $35 million as of December 31, 2014, and subsequently amended to $34 million on March 30, 2015. The availability remains at $34 million as of June 30, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $29.75 million and $22.6 million outstanding under the Senior Credit Agreement as of June 30, 2015 and December 31, 2014, respectively.

Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015, and August 10, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through June 30, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of June 30, 2015 and December 31, 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending June 30, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $321,763 and $310,042 was amortized during the six months ended June 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,323,986 as of June 30, 2015.

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Senior Revolving Credit Facility, Cadence Bank, N.A.	$29,750,000	$22,600,000
Subordinated Credit Agreement, Chambers	30,000,000	30,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	1,942,005	1,307,086

Total credit facilities and long term debts	61,692,005	53,907,086
Less: Unamortized OID	(341,876)	(426,734)
Less: Unamortized debt discount attributable to warrants	(1,323,986)	(1,645,749)
Total credit facilities and long term debts, net of discounts	60,026,143	51,834,603
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$60,026,143	$51,834,603

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Net proceeds of $29.4 million was received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $84,858 and $60,288 was amortized during the six months ended June 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $341,876 as of June 30, 2015.

The following presents components of interest expense for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended
	June 30,
	2015	2014
Accrued PIK interest	$634,919	$472,712
Amortization of OID	84,858	60,288
Interest and commitment fees	2,177,431	1,493,229
Amortization of debt issuance costs	190,780	145,307
Amortization of warrant costs	321,763	310,042
Less interest capitalized to the full cost pool of our proved oil & gas properties	(295,331)	(105,555)
	$3,114,420	$2,376,023

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 12 – Options

Options Granted

No options were granted during the six months ended June 30, 2015.

The Company recognized a total of $313,751, and $288,961 of compensation expense during the six months ended June 30, 2015 and 2014, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,658,790 as of June 30, 2015.

Options Exercised

No options were exercised during the six months ended June 30, 2015 and 2014.

Options Expired/Forfeited

No options expired or were forfeited during the six months ended June 30, 2015 and 2014.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the six months ended June 30, 2015 and 2014.

We recognized a total of $321,763 and $310,042 of finance expense during the six months ended June 30, 2015 and 2014, respectively, on common stock warrants issued to lenders, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2015 and 2014.

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

We currently estimate that our effective tax rate for the year ending December 31, 2015 will be approximately 25%. Losses incurred during the period from April 9, 2011 (inception) to June 30, 2015 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2015, net deferred tax assets were $3,918,360, after an offsetting reduction in deferred tax liabilities of $13,000,127, primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes, was applied. A valuation allowance of approximately $3,918,360 was applied to the remaining net deferred tax assets. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the six months ended June 30, 2015 of $6,593,040 was primarily driven by the Company’s loss before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2015.

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of June 30, 2015, the Company had committed to AFE’s of approximately $4.4 million beyond amounts previously paid or accrued.

Note 16 – Subsequent Events

Debt Facilities

During the period from July 1, 2015 to August 12, 2015, the Company drew an additional $0.45 million, net of repayments, on the senior secured facility.

Crude Oil Swaps

Between July 1, 2015 and August 12, 2015, the Company entered into crude oil swap contracts with crude oil settlements based on NYMEX WTI pricing as follows:

Settlement Period	Oil (Barrels)	Fixed Price
July 1, 2016 – December 31, 2016	18,000	$55.55
January 1, 2017 – December 31, 2017	42,000	$57.95
January 1, 2018 – June 30, 2018	96,000	$60.67

Joint Venture with Merced Capital

On July 23, 2015, the Company signed a definitive agreement with an affiliate of Merced Capital (“Merced”) to form a joint venture that will acquire and develop Williston Basin non-operated assets. The joint venture will be funded by Merced with an initial investment target of $50 Million. Investments will be subject to Merced approval, and will be managed by the Company.

The joint venture assets will be managed by the Company in exchange for a management fee and reimbursement of third party expenses, and, after certain investor hurdles are met, The Company will receive a share of profits in the joint venture. The Company will also have the option to co-invest up to 25% on acquisitions and capital expenditures alongside the venture and any such co-investments will reside directly with the Company. Upon the sale of joint venture assets, the Company will also have the option to bid and acquire the assets.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of June 30, 2015, we owned an interest in 291 gross (8.96 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 8,566 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of June 30, 2015				As of December 31, 2014
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
8,566	291	8.96	951	5,356	100,335

__________

(1) Includes leases encompassing approximately 461 net acres that we estimate will expire over the remainder of 2015.

(2) Represents average daily production over the three months ended June 30, 2015. Does not include the production from prior periods for the Dahl Federal 2-15H recognized during the quarter.

(3) PV-10 is a non-GAAP financial measure calculated using mandated pricing that is historical in nature. The pricing used to calculate PV-10 as of December 31, 2014 assumed a WTI oil price of $94.99, a Henry Hub gas price of $4.35. Market prices as of June 30, 2015 are considerably lower. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Recent Developments

Dahl Federal Recognition

During the second quarter of 2015, we recognized well costs, revenues and expenses related to the Dahl Federal 2-15H (Dahl Federal) back to the inception of the well in January of 2012. We acquired the lease for mineral rights for the acreage related to the Dahl Federal from the State of North Dakota on February 7, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there had been third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We had signed an AFE for the well and the operator agreed to retroactively honor the AFE if the state was successful in defending its ownership claim. As the ownership of our acreage was in doubt, we decided not to recognize the well costs, revenues and expenses until the ownership questions were resolved. In April of 2015, the State of North Dakota began requesting payment of royalties for wells under similar circumstances from other operators. Because we believe the ownership questions have now been resolved, we capitalized all well costs since the wells inception, and have recognized revenues and expenses from the Dahl Federal’s first production in March of 2012. We have capitalized $927,312 of well costs related to the original AFE and subsequent improvements. We recognized oil and gas revenues of $1,295,966, production expenses of $87,063 and production taxes of $143,948 in the second quarter of 2015, of which $23,012 of oil and gas revenues, $8,088 of operating expenses and $2,522 of production taxes relate to production from the first quarter of 2015 and $1,241,214 of oil and gas revenues, $75,359 of operating expenses and $137,860 of production taxes relate to production prior to 2015.

Joint Venture with Merced Capital

On July 23, 2015, we signed a definitive agreement with an affiliate of Merced Capital to form a joint venture that will acquire and develop Williston Basin non-operated assets. The joint venture will be funded by Merced with an initial investment target of $50 Million. Investments will be subject to Merced approval, and will be managed by us.

The joint venture assets will be managed by us in exchange for a management fee and reimbursement of third party expenses, and, after certain investor hurdles are met, we will receive a share of profits in the joint venture. We will also have the option to co-invest up to 25% on acquisitions and capital expenditures alongside the venture and any such co-investments will reside directly with us. Upon the sale of joint venture assets, we will also have the option to bid and acquire the assets.

Strategic advantages expected for the Company:

•	Provides us with the opportunity to participate in high return capital projects without diluting existing shareholders
•	Provides us with the potential to achieve significant equity returns with our share of the joint venture profits and the option to co-invest alongside the joint venture
•	Creates a long-term partnership with a private capital provider that is scalable and repeatable

Operational Highlights

During the second quarter of 2015, we achieved the following financial and operating results:

•	Production (including the recognition of the prior period production of the Dahl Federal) reached 1,123 Boe per day, representing 57% growth compared to the second quarter of 2014 and a 13% increase compared to the first quarter of 2015; without the prior period production from the Dahl Federal, production was 951 Boe per day, representing 33% growth compared to the second quarter of 2014 and a 4% decrease compared to the first quarter of 2015;
•	participated in the completion of 5 gross (0.17 net) wells increasing our total producing wells to 291 gross (8.96 net) wells;
•	attained adjusted EBITDA from operations of $3.6 million;
•	reduced general and administrative expenses to $7.15 per Boe, compared to $9.75 per Boe in the second quarter of 2014, representing a 27% decrease on a per Boe basis;
•	realized $2.0 million of cash flow from operating activities; and
•	continued development of our core acreage including our Stockyard Creek, Corral Creek and Teton projects.

Operationally, our second quarter of 2015 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production, including prior period Dahl Federal production recognized in the second quarter, increased 57% to 102,182 Boe in the second quarter of 2015, as compared to second quarter of 2014 production of 65,059 Boe. Without the prior period Dahl Federal production, production was 86,500 Boe, an increase of 33% over the second quarter of 2014. The increase in production was driven by a 43% increase in net producing wells from 6.28 net wells at June 30, 2014, to 8.96 net wells at June 30, 2015.

Total revenues, including prior period Dahl Federal revenues, decreased 11% in the second quarter of 2015, compared to the second quarter of 2014 primarily driven by decreased realized prices. Realized prices on a Boe basis decreased 42% before the effect of settled derivatives and 29% after the effect of settled derivatives in the second quarter of 2015 as compared to the second quarter of 2014. Realized gains on settled derivatives amounted to $0.8 million in the second quarter of 2015. Without prior period Dahl Federal revenues, total revenues decreased 39% comparing the second quarter of 2015 to the second quarter of 2014 and realized prices per BOE decreased 49% before the effect of settled derivatives. Additionally, we had a loss on the mark-to-market of derivatives of $2.0 million for second quarter of 2015, as compared to a loss on the mark-to-market derivatives of $0.9 million for the second quarter of 2014. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three and six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we controlled approximately 8,566 net acres in the Williston Basin. In addition, the Company owned working interests in 291 gross wells representing 8.96 net wells that are producing and an additional 65 gross wells representing 2.04 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Production:
Oil (Bbl)	90,118	58,812	163,041	101,967
Natural gas (Mcf)	72,381	37,482	170,695	61,819
Barrel of oil equivalent (Boe)	102,182	65,059	191,490	112,270

Average Sales Prices:
Oil (per Bbl)	$54.71	$91.27	$47.06	$89.88
Effect of oil hedges on average price (per Bbl)	$9.40	$(4.47)	$12.15	$(3.71)
Oil net of hedging (per Bbl)	$64.11	$86.80	$59.21	$86.17
Natural gas (per Mcf)	$1.66	$4.97	$1.55	$6.78
Realized price on a Boe basis, net of settled derivatives	$57.71	$81.33	$51.79	$81.99

Average Production Costs:
Oil (per Bbl)	$12.50	$9.79	$12.68	$9.85
Natural gas (per Mcf)	$0.38	$0.53	$0.45	$0.75
Barrel of oil equivalent (Boe)	$11.29	$9.15	$11.19	$9.36

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the six months ended June 30, 2015 and 2014, respectively.

	Six months Ended
	June 30,
	2015	2014
Depletion of oil and natural gas properties	$5,567,776	$3,718,477

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at June 30, 2015 and 2014, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30, 2015		June 30, 2014
	Gross	Net	Gross	Net
North Dakota	286	8.59	206	6.20
Montana	5	0.37	1	0.08
Total	291	8.96	207	6.28

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of June 30, 2015 and 2014. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	June 30, 2015		June 30, 2014
	Gross	Net	Gross	Net
North Dakota	–	0.00	7	0.29
Total	–	0.00	7	0.29

Results of Operations for the Three Months Ended June 30, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2015 and 2014, respectively.

	Three Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
Oil and gas sales	$5,050,080	$5,553,997	$(503,917)
Gain (loss) on settled derivatives	847,198	(262,719)	1,109,917
Gain (loss) on mark-to-market of derivatives	(1,956,155)	(881,124)	(1,075,031)
Total revenues:	3,941,123	4,410,154	(469,031)

Operating expenses:
Production expenses	1,153,663	595,591	558,072
Production taxes	555,152	591,525	(36,373)
General and administrative	730,445	634,109	96,336
Depletion of oil and gas properties	2,937,744	2,131,545	806,199
Impairment of oil and natural gas properties	21,639,000	–	21,639,000
Accretion of discount on ARO	7,932	5,148	2,784
Depreciation and amortization	4,009	8,188	(4,179)
Total operating expenses:	27,027,945	3,966,106	23,061,839

Net operating income (loss)	(23,086,822)	444,048	(23,530,870)

Total other income (expense)	(1,540,465)	(1,293,123)	(247,342)

Loss before provision for income taxes	(24,627,287)	(849,075)	(23,778,212)

Provision for income taxes	5,957,649	305,715	5,651,934

Net loss	$(18,669,638)	$(543,360)	$(18,126,278)

Oil and Natural Gas Sales

We recognized $5,050,080 in revenues from sales of crude oil and natural gas, excluding gains on derivatives, for the three months ended June 30, 2015, compared to revenues of $5,553,997 for the three months ended June 30, 2014, a decrease of $503,917, or 9%. The decrease in revenues was driven by a 42% decrease in prices on a BOE basis before the effects of derivatives, partially offset by a 57% increase in production on a BOE basis. We had 8.96 net producing wells as of June 30, 2015, compared to 6.28 net producing wells as of June 30, 2014.

Included in the revenues for the three month period ended June 30, 2015 were revenues of $1,264,226 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues was delayed until title issues related to riparian rights in the Missouri River were resolved.

Derivatives

For the three months ended June 30, 2015, we had a gain on settled derivatives of $847,198, compared to a loss on settled derivatives of $262,719 for the same period in 2014.

We had a mark-to-market derivative loss of $1,956,155 in the three months ended June 30, 2015, resulting in a net derivative asset of $5,990,919 largely due to a partial rebound in market prices for oil. In the second quarter of 2014, we had mark-to-market losses of $881,124.

Production Expenses

Production expenses were $1,153,663 and $595,591 for the three months ended June 30, 2015 and 2014, respectively, an increase of $558,072, or 94%. Our production expenses are greater than the comparative period due to our rapid expansion in production. On a per unit basis, production expenses increased from $9.15 per Boe in the three months ended June 30, 2014 to $11.29 per Boe in the three months ended June 30, 2015. The increase in production expenses on a BOE basis was primarily a result of workover expenses incurred in wells shut-in while neighboring wells were completed.

Production expenses for the three month period ended June 30, 2015 included production expenses of $83,477 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenue and expenses were delayed until title issues related to riparian rights in the Missouri River were resolved.

Production Taxes

Our production taxes were $555,152 and $591,525 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $36,373, or 6%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 11.0% and 10.7% of oil and gas sales in the three months ended June 30, 2015 and 2014, respectively. The increase corresponds to lower gas pricing, where gas taxes are charged on a per unit basis and as per unit revenues have decreased, production taxes as a percent of revenue have increased.

Production taxes for the three month period ended June 30, 2015 included production taxes of $140,382 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues and expenses was delayed until title issues related to riparian rights in the Missouri River were resolved.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $730,445, compared to $634,109 for the three months ended June 30, 2014, an increase of $96,336, or 15%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our growing production and lease and consulting costs related to a new software package. General and administrative expenses per Boe produced decreased from $9.75 to $7.15 as we have grown administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,937,744 and $2,131,545 for the three months ended June 30, 2015 and 2014, respectively, an increase of $806,199, or 38%. The increase was due primarily to our increased production. Depletion expense per Boe produced decreased from $32.76 in 2014 to $28.75 in 2015.

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $21,639,000 or $211.77 per Boe for the three months ended June 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the three months ended June 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Depreciation and Accretion

Depreciation expense for the three months ended June 30, 2015 was $4,009, compared to $8,188 for the three months ended June 30, 2014. Accretion of the discount on asset retirement obligations was $7,932 and $5,148 for the three month periods ended June 30, 2015 and 2014, respectively.

Other Income and (Expense)

Other income and (expense) for the three months ended June 30, 2015 was ($1,540,465), compared to ($1,293,123) for the three months ended June 30, 2014. The net other income and (expense) for the three months ended June 30, 2015 consisted of $6,707 of other income and $1,547,172 of interest expense. Interest expense included $161,355 of amortized warrant costs, $42,459 of amortization related to original issue discounts, $320,805 of PIK interest applied to our debt balances and $94,458 of amortized debt financing costs for the three months ended June 30, 2015. Additionally, we capitalized $139,340 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the three months ended June 30, 2014 consisted entirely of interest expense, including $156,520 of amortized warrant costs, $33,972 of amortization related to original issue discounts, $263,909 of PIK interest applied to our debt balances and $74,654 of amortized debt financing costs for the three months ended June 30, 2015. Additionally, during the second quarter of 2014, we capitalized $51,781 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had income tax benefits of $5,957,649 and $305,715 for the three months ended June 30, 2015 and 2014, respectively, an increase of $5,651,934. The tax benefits in both the three months ended June 30, 2015 and 2014 were primarily driven by the Company’s loss before provision for income taxes of $24,627,287 and $849,075, respectively.

Results of Operations for the Six months Ended June 30, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
Oil and gas sales	$7,936,536	$9,584,417	$(1,647,881)
Gain (loss) on settled derivatives	1,980,619	(378,882)	2,359,501
Loss on mark-to-market of derivatives	(1,588,826)	(1,095,159)	(493,667)
Total revenues:	8,238,329	8,110,376	217,953

Operating expenses:
Production expenses	2,143,520	1,103,054	1,040,466
Production taxes	841,344	996,832	(155,488)
General and administrative	1,540,453	1,404,882	135,571
Depletion of oil and gas properties	5,567,776	3,718,477	1,849,299
Impairment of oil and natural gas properties	21,639,000	–	21,639,000
Accretion of discount on asset retirement obligations	15,861	9,653	6,208
Depreciation and amortization	8,276	16,113	(7,837)
Total operating expenses:	31,756,230	7,249,011	24,507,219

Net operating income (loss)	(23,427,901)	861,365	(24,289,266)

Total other income (expense)	(3,107,713)	(2,376,023)	(731,690)

Loss before provision for income taxes	(26,535,614)	(1,514,658)	(25,020,956)

Provision for income taxes	6,593,040	589,738	6,003,302

Net loss	$(19,942,574)	$(924,920)	$(19,017,654)

Oil and Natural Gas Sales

We recognized $7,936,536 in revenues from sales of crude oil and natural gas, excluding losses on derivatives, for the six months ended June 30, 2015 compared to revenues of $9,584,417 for the six months ended June 30, 2014, a decrease of $1,647,881, or 17%. The decrease was driven by a 51% decrease in realized prices before the effects of settled derivatives and partially offset by a 71% increase in production. We had 8.96 net producing wells as of June 30, 2015 compared to 6.28 net producing as of June 30, 2014.

Included in the revenues for the six month period ended June 30, 2015 were revenues of $1,241,214 related to production from prior fiscal years for the Dahl Federal. Recognition of the Dahl Federal revenues was delayed until title issues related to riparian rights in the Missouri River were resolved.

Derivatives

For the six months ended June 30, 2015 we had a gain on settled derivatives of $1,980,619, compared to a loss on settled derivatives of $378,882 for the same period in 2014.

We had a mark-to market derivative loss of $1,588,826 in the six months ended June 30, 2015, resulting in a net derivative liability of $1,308,835. In the six months ended June 30, 2014, we had mark-to-market losses on our derivatives of $1,095,159.

Production Expenses

Production expenses were $2,143,520 and $1,103,054 for the six months ended June 30, 2015 and 2014, respectively, an increase of $1,040,466, or 94%. Our production expenses are greater than the comparative period due to our rapid expansion in production. On a per unit basis, production expenses increased from $9.83 per Boe in the six months ended June 30, 2014 to $11.19 per Boe in the six months ended June 30, 2015. The increase in production expenses on a BOE basis was primarily a result of workover expenses incurred in wells shut-in while neighboring wells were completed.

Production expenses for the six month period ended June 30, 2015 included production expenses of $75,359 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues and expenses was delayed until title issues related to riparian rights in the Missouri River were resolved.

Production Taxes

Our production taxes of $841,344 and $996,832 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $155,488, or 16%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.6% and 10.4% of oil and gas sales in the six months ended June 30, 2015 and 2014, respectively. The increase corresponds to lower gas pricing, where gas taxes are charged on a per unit basis and as per unit revenues have decreased, production taxes as a percent of revenue have increased.

Production taxes for the six month period ended June 30, 2015 included production taxes of $137,860 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues and expenses was delayed until title issues related to riparian rights in the Missouri River were resolved.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $1,540,453 compared to $1,404,882 for the six months ended June 30, 2014, an increase of $135,571, or 10%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our growing production and lease and consulting costs related to a new software package. General and administrative expenses per Boe produced decreased from $12.51 to $8.04 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $5,567,776 and $3,718,477 for the six months ended June 30, 2015 and 2014, respectively, an increase of $1,849,299, or 50%. The increase was due primarily to our increased production. Depletion expense per Boe produced increased from $33.12 in 2014 to $29.08 in 2015.

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $21,639,000 or $113.00 per Boe for the six months ended June 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the six months ended June 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause potential write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Depreciation and Accretion

Depreciation expense for the six months ended June 30, 2015 was $8,276 compared to $16,113 for the six months ended June 30, 2014. Accretion of the discount on asset retirement obligations was $15,861 and $9,653 for the six month periods ended June 30, 2015 and 2014, respectively.

Other Income and (Expense)

Other income and (expense) for the six months ended June 30, 2015 was ($3,107,713) compared to ($2,376,023) for the six months ended June 30, 2014. The net other income and (expense) for the six months ended June 30, 2015 consisted of $3,114,420 of interest expense and $6,707 of other income. The $3,114,420 of interest expense included $321,763 of amortized warrant costs, $84,858 of amortization related to original issue discounts, $634,919 of PIK interest applied to our debt balances and $190,780 of amortized debt financing costs for the six months ended June 30, 2015. Additionally, we capitalized $295,331 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the six months ended June 30, 2014 consisted of $2,376,023 of interest expense including $310,042 of amortized warrant costs, $60,288 of amortization related to original issue discounts, $472,712 of PIK interest applied to our debt balances and $145,307 of amortized debt financing costs for the six months ended June 30, 2015. Additionally, we capitalized $105,555 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had income tax benefits of $6,593,040 and $589,738 for the six months ended June 30, 2015 and 2014, respectively, an increase of $6,003,302, or 1,018%. The tax benefits for the six months ended June 30, 2015 and 2014 were primarily driven by the Company’s losses before provision for income taxes of $26,535,614 and $1,514,658, respectively.

Non-GAAP Financial Measures

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted Net Income (Loss) and Adjusted EBITDA. We define Adjusted Net Income (Loss) as net income excluding (i) net of losses on the mark-to-market of derivatives, net of tax and (ii) impairment of oil and gas assets, net of tax. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) impairment of oil and natural gas properties, (v) accretion of abandonment liability, (vi) loss on the mark-to-market of derivatives, and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Income (Loss) and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Income (Loss) and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Income (Loss) and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to Net Income, GAAP, are included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(18,669,638)	$(543,360)	$(19,942,574)	$(924,920)
Add back:
Loss on mark-to-market of derivatives, net of tax (a)	1,467,155	555,124	1,191,826	690,159
Impairment of oil and gas properties, net of tax (b)	16,229,000	–	16,229,000	–
Adjusted net income (loss)	$(973,483)	$11,764	$(2,521,748)	$(234,761)

Weighted average common shares outstanding - basic and fully diluted	47,979,990	47,979,990	47,979,990	47,979,990

Net income (loss) per common share – basic and fully diluted	$(0.39)	$(0.01)	$(0.42)	$(0.02)
Add:
Change due to loss on mark-to- market of derivatives, net of tax	0.03	0.01	0.03	0.01
Change due to impairment of oil and gas properties, net of tax	0.34	–	0.34	–
Adjusted net income (loss) per common share – basic and fully diluted	$(0.02)	$0.00	$(0.05)	$(0.01)

__________

(a) Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 25% in 2015 and 37% in 2014, of $489,000 and $326,000 for the three month ended June 30, 2015 and 2014, respectively, and $397,000 and $405,000 for the six months ended June 30, 2015 and 2014, respectively.

(b) Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 25% in 2015 and 37% in 2014, of $5,410,000 and $-0- for the three month ended June 30, 2015 and 2014, respectively, and $5,410,000 and $-0- for the six months ended June 30, 2015 and 2014, respectively.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(18,669,638)	$(543,360)	$(19,942,574)	$(924,920)
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	1,385,837	1,136,603	2,792,657	2,065,981
Income tax provision	(5,957,649)	(305,715)	(6,593,040)	(589,738)
Depreciation, depletion, and amortization	2,941,753	2,139,733	5,576,052	3,734,590
Impairment of oil and gas properties	21,639,000	–	21,639,000	–
Accretion of abandonment liability	7,932	5,148	15,861	9,653
Share based compensation	314,162	301,241	635,514	599,003
Loss on mark-to market of derivatives	1,956,154	881,124	1,588,826	1,095,159

Adjusted EBITDA	$3,617,551	$3,614,774	$5,712,296	$5,989,728

Our adjusted EBITDA for the three and six month periods ended June 30, 2015 includes income from the Dahl Federal well that was recognized in the current period based on activity in prior periods of $1,040,397 and $1,027,995, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2015 and December 31, 2014, respectively.

	June 30,	December 31,
	2015	2014
Current Assets	$7,359,440	$9,448,043

Current Liabilities	$10,257,336	$10,348,697

Working Capital	$(2,897,896)	$(900,654)

As of June 30, 2015 we had negative working capital of $2,897,896.

The following table summarizes our cash flows during the six month periods ended June 30, 2015 and 2014, respectively.

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$5,544,080	$2,012,131
Net cash used in investing activities	(12,574,179)	(13,873,281)
Net cash provided by financing activities	7,150,000	10,795,218
Net change in cash and cash equivalents	$119,901	$(1,065,932)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $5,544,080 and $2,012,131 for the six months ended June 30, 2015 and 2014, respectively, an increase of $3,531,949. The increase was due primarily to changes in working capital from operating activities. Changes in working capital from operating activities resulted in an increase in cash of $1,713,884 in the six months ended June 30, 2015 as compared to a decrease in cash of ($2,589,923) for the same period in the previous year, primarily driven by a decrease in accounts receivable in 2015 and an increase in accounts receivable in 2014.

Net cash used in investing activities was $12,574,179 and $13,873,281 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1,299,102. We paid $12,574,251 for well development and $-0- in advances to operators for future well development during the 2015 period while in the 2014 period we spent $10,079,431 for well development and $3,491,089 in advances to operators for future well development. Additionally, the decrease in cash used in investing activities was attributable to a decrease in cash spent for property acquisition as we purchased 9 net leasehold acres of oil and gas properties for $102,928 in the six months ended June 30, 2015 as compared to purchasing 200 net leasehold acres of oil and gas properties for $1,652,551 in the six months ended June 30, 2014. In the six months ended June 30, 2015 we sold 9 net leasehold acres and two wellbores for proceeds of $103,000, while in the comparable 2014 period we sold 490 net leasehold acres for proceeds of $1,360,920, including proceeds of $20,000 from a swap transaction.

Net cash provided from financing was $7,150,000 and $10,795,218 for the six months ended June 30, 2015 and 2014, respectively. We drew $7,150,000, net of repayments, on our credit facilities during the six months ended June 30, 2015 while funding a portion of the operational and investing activity through operating income and working capital. We drew $10,850,000, net of repayments, on our credit facilities during the six months ended June 30, 2014 while funding a portion of the operational and investing activity through operating income and working capital.

Senior Credit Facility and Subordinated Credit Facilities

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015 and August 10, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility with Dougherty Funding LLC.

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

The Company had borrowings of $29.75 million and $22.6 million outstanding under the Senior Credit Agreement as of June 30, 2015 and December 31, 2014, respectively.

Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015, and August 10, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million are available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through June 30, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of June 30, 2015 and December 31, 2014, respectively.

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending June 30, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $321,763 and $310,042 was amortized during the six months ended June 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,323,986 as of June 30, 2015.

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

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2015, our balance of cash and cash equivalents was $214,583. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, sale of properties that do not meet our investment criteria, and potential sale or use of shares of our stock.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Fifth Amendment to Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N. A., as Lender (incorporated by reference to Exhibit 10.32 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)
10.2	Third Amendment to Second Lien Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.33 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)
10.3*	Sixth Amendment to Credit Agreement dated August 10, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N. A., as Lender
10.4*	Fourth Amendment to Second Lien Credit Agreement dated August 10, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: August 13, 2015	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

