Form 10-Q
period 2015-09-30
Black Ridge Oil & Gas, Inc.
filed 2015-11-12
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

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

The number of shares of registrant’s common stock outstanding as of November 10, 2015 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$58,599	$94,682
Derivative instruments, current	2,693,561	3,571,803
Accounts receivable	3,861,923	5,740,171
Prepaid expenses	49,107	41,387
Total current assets	6,663,190	9,448,043

Property and equipment:
Oil and natural gas properties, full cost method of accounting:
Proved properties	128,083,460	112,418,105
Unproved properties	803,718	591,121
Other property and equipment	139,004	139,004
Total property and equipment	129,026,182	113,148,230
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(78,895,166)	(18,902,524)
Total property and equipment, net	50,131,016	94,245,706

Derivative instruments, long-term	–	4,007,942
Debt issuance costs, net	463,792	701,019

Total assets	$57,257,998	$108,402,710

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,438,772	$10,291,262
Accrued expenses	65,207	57,435
Total current liabilities	8,503,979	10,348,697

Asset retirement obligations	353,095	286,804
Revolving credit facilities and long term debt, net of discounts of $1,461,093 and $2,072,483, respectively	57,458,543	51,834,603
Deferred tax liability	–	6,593,040

Total liabilities	66,315,617	69,063,144

Commitments and contingencies (See note 16)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	34,117,590	33,651,714
Retained earnings (accumulated deficit)	(43,223,189)	5,639,872
Total stockholders' equity	(9,057,619)	39,339,566

Total liabilities and stockholders' equity	$57,257,998	$108,402,710

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Oil and gas sales	$3,359,684	$5,492,326	$11,296,220	$15,076,743
Gain (loss) on settled derivatives	7,456,284	(70,253)	9,436,903	(449,135)
Gain (loss) on the mark-to-market of derivatives	(3,297,358)	2,147,798	(4,886,184)	1,052,639
Total revenues	7,518,610	7,569,871	15,846,939	15,680,247

Operating expenses:
Production expenses	887,187	670,404	3,030,707	1,773,458
Production taxes	330,186	588,923	1,171,530	1,585,755
General and administrative	754,788	690,189	2,295,241	2,095,071
Depletion of oil and gas properties	1,778,580	2,275,703	7,346,356	5,994,180
Impairment of oil and gas properties	30,995,000	–	52,634,000	–
Accretion of discount on asset retirement obligations	8,039	5,833	23,900	15,486
Depreciation and amortization	4,010	8,214	12,286	24,327
Total operating expenses	34,757,790	4,239,266	66,514,020	11,488,277

Net operating income (loss)	(27,239,180)	3,330,605	(50,667,081)	4,191,970

Other income (expense):
Other income	–	–	6,707	–
Interest income	–	972	–	972
Interest (expense)	(1,681,307)	(1,440,274)	(4,795,727)	(3,816,297)
Total other income (expense)	(1,681,307)	(1,439,302)	(4,789,020)	(3,815,325)

Income (loss) before provision for income taxes	(28,920,487)	1,891,303	(55,456,101)	376,645

Provision for income taxes	–	(700,587)	6,593,040	(110,849)

Net income (loss)	$(28,920,487)	$1,190,716	$(48,863,061)	$265,796

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	49,588,039	47,979,990	49,824,437

Net loss per common share - basic	$(0.60)	$0.02	$(1.02)	$0.01
Net loss per common share - fully diluted	$(0.60)	$0.02	$(1.02)	$0.01

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(48,863,061)	$265,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	7,346,356	5,994,180
Depreciation and amortization	12,286	24,327
Amortization of debt issuance costs	287,227	229,936
Accretion of discount on asset retirement obligations	23,900	15,486
Loss (gain) on the mark-to-market of derivatives	4,886,184	(1,052,639)
Accrued payment in kind interest applied to long term debt	962,550	787,344
Amortization of original issue discount on debt	127,378	102,566
Amortization of debt discounts, warrants	484,012	468,670
Common stock options issued to employees and directors	465,876	433,294
Deferred income taxes	(6,593,040)	110,849
Impairment of oil and natural gas properties	52,634,000	–
Decrease (increase) in current assets:
Accounts receivable	1,878,248	(1,233,582)
Prepaid expenses	(7,720)	(45,916)
Increase (decrease) in current liabilities:
Accounts payable	153,024	223,779
Accrued expenses	7,772	61,423
Net cash provided by operating activities	13,804,992	6,385,513

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or swap of oil and gas properties	127,348	1,360,920
Purchases of oil and gas properties and development capital expenditures	(17,968,423)	(17,410,744)
Advances to operators	–	(5,742,272)
Purchases of other property and equipment	–	(11,131)
Net cash used in investing activities	(17,841,075)	(21,803,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	14,000,000	24,150,000
Repayments on revolving credit facilities	(9,950,000)	(9,600,000)
Debt issuance costs	(50,000)	(254,394)
Net cash provided by financing activities	4,000,000	14,295,606

NET CHANGE IN CASH	(36,083)	(1,122,108)
CASH AT BEGINNING OF PERIOD	94,682	1,150,347
CASH AT END OF PERIOD	$58,599	$28,239

SUPPLEMENTAL INFORMATION:
Interest paid	$3,292,793	$2,411,463
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$(2,005,514)	$3,821,375
Advances to operators applied to development of oil and gas properties	$–	$4,285,575
Capitalized asset retirement costs, net of revision in estimate	$42,391	$61,815

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at September 30, 2015 and December 31, 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at September 30, 2015 and December 31, 2014, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at September 30, 2015, and December 31, 2014, was $463,792 and $701,019, respectively. Amortization of debt issuance costs charged to interest expense were $287,227 and $229,936 for the nine months ended September 30, 2015 and 2014, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through September 30, 2015. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $257 and $14,165 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, all website development costs have been fully depreciated.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding – basic	47,979,990	47,979,990	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	1,608,049	–	1,844,447
Weighted average common shares outstanding – diluted	47,979,990	49,588,039	47,979,990	49,824,437

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 15,757,209 and 8,249,542 for the three months ended September 30, 2015 and 2014, respectively, and 15,757,209 and 8,249,542 for the nine months ended September 30, 2015 and 2014, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $12,286 and $24,327 for the nine months ended September 30, 2015 and 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended
	September 30,
	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$–	$54,820
Capitalized Interest Costs	352,572	216,895
Total	$352,572	$271,715

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded non-cash ceiling test impairments of $52,634,000 in the nine months ended September 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the nine months ended September 30, 2014. The impairment charges affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $465,876 and $433,294 for the nine months ended September 30, 2015 and 2014, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $484,012 and $468,670 of warrant related debt discounts were amortized during the nine months ended September 30, 2015 and 2014, respectively, and treated as interest expense. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-15 will have on its financial statements.

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

Note 3 – Joint Venture

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

We have not yet commenced operations pursuant this joint venture.

Note 4 – Dahl Federal Recognition

During the second quarter of 2015, we recognized well costs, revenues and expenses related to the Dahl Federal 2-15H (Dahl Federal) back to the inception of the well in 2012. The Company acquired the lease for mineral rights for the acreage related to the Dahl Federal from the State of North Dakota on February 7, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there had been third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We had signed an AFE for the well and the operator agreed to retroactively honor the AFE if the state was successful in defending its ownership claim. As the ownership of our acreage was not certain, we determined we could not recognize the well costs, revenues and expenses until the ownership questions were resolved. In April of 2015, after a North Dakota Supreme Court ruling in favor of the State and subsequent consensus by numerous parties as to the proper survey to be used in determining the high water mark of the Missouri River, the State of North Dakota began requesting payment of royalties for wells under similar circumstances from other operators. Because we believe the ownership questions have now been resolved, we capitalized all well costs since the well’s inception, and have recognized revenues and expenses from the Dahl Federal’s first production in May of 2012. We have capitalized $927,312 of well costs related to the original AFE and subsequent improvements. We recognized $1,241,214 of oil and gas revenues, $75,359 of operating expenses and $137,860 of production taxes during the nine months ended September 30, 2015 related to production prior to 2015 in addition to actual revenue and expenses for the period.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30,	December 31,
	2015	2014
Oil and gas properties, full cost method:
Evaluated costs	$128,083,460	$112,418,105
Unevaluated costs, not subject to amortization or ceiling test	803,718	591,121
	128,887,178	113,009,226
Other property and equipment	139,004	139,004
	129,026,182	113,148,230
Less: Accumulated depreciation, amortization, depletion and impairments	(78,895,166)	(18,902,524)
Total property and equipment, net	$50,131,016	$94,245,706

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended
	September 30,
	2015	2014
Depletion of costs for evaluated oil and gas properties	$7,346,356	$5,994,180
Depreciation and amortization of other property and equipment	12,286	24,327
Total depreciation, amortization and depletion	$7,358,642	$6,018,507

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded non-cash ceiling test impairments of $52,634,000 in the nine months ended September 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the nine months ended September 30, 2014. The impairment charges affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at September 30, 2015 and 2014. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2015		September 30, 2014
	Gross	Net	Gross	Net
North Dakota	336	10.51	230	7.28
Montana	5	0.37	1	0.08
Total	341	10.88	231	7.36

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of September 30, 2015 and 2014, our principal oil and gas assets included approximately 8,509 and 9,919 net acres, respectively, located in North Dakota and Montana.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended
	September 30,
	2015	2014
Purchases of oil and gas properties and development costs for cash	$17,968,423	$17,410,744
Purchase of oil and gas properties accrued at period-end	7,359,282	11,775,176
Purchase of oil and gas properties accrued at beginning of period	(9,364,796)	(7,953,801)
Advances to operators applied to purchase of oil and gas properties	–	4,285,575
Capitalized asset retirement costs, net of revision in estimate	42,391	61,815
Total purchase and development costs, oil and gas properties	$16,005,300	$25,579,509

2015 Acquisitions

During the nine months ended September 30, 2015, we purchased approximately nine net leasehold acres of oil and gas properties. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During the nine months ended September 30, 2015, we sold a total of approximately 14 net leasehold acres of oil and gas properties and three wellbores for total proceeds of $127,348. No gain or loss was recorded pursuant to the sales.

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

2014 Swap Transactions

During the nine months ended September 30, 2014, we traded approximately 52 net leasehold acres of oil and gas properties for 40 net mineral acres and $20,000 in cash. No gain or loss was recorded pursuant to the transaction.

Undeveloped Acreage Expirations

During the nine months ended September 30, 2015, we had leases encompassing 1,466 net acres expire with carrying costs of $1,443,848 that had been reserved and transferred to the full cost pool subject to depletion. We estimate that approximately 400 additional net acres with carrying costs of approximately $550,563 will expire prior to the commencement of production activities on the related leased property during 2015. The carrying costs of leases we estimate will expire during the remainder of 2015 had been reserved and transferred to the full cost pool subject to depletion in 2014.

Note 7 – Asset Retirement Obligation

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Beginning ARO	$286,804	$160,665
Liabilities incurred for new wells placed in production	42,391	61,815
Accretion of discount on ARO	23,900	15,486
Ending ARO	$353,095	$237,966

Note 8 – Related Party

We currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $52,298 and $52,284 to this entity during the nine months ended September 30, 2015 and 2014, respectively.

Note 9 – Derivative Instruments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2015, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps

Settlement Period	Oil (Barrels)	Fixed Price
October 1, 2015 – December 31, 2015	6,000	$88.28
October 1, 2015 – December 31, 2015	5,250	$89.70
October 1, 2015 – December 31, 2015	3,000	$92.38
October 1, 2015 – December 31, 2015	7,500	$90.16
October 1, 2015 – December 31, 2015	36,000	$61.87
April 1, 2016 – May 31, 2016	15,000	$62.88
April 1, 2016 – May 31, 2016	10,000	$90.36
April 1, 2016 – May 31, 2016	4,000	$88.15

Crude Oil Costless Collars

		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
October 1, 2015 – December 31, 2015	9,000	$75.00/$95.60	NYMEX
April 1, 2016 – May 31, 2016	3,334	$80.00/$89.50	NYMEX

As of September 30, 2015, the Company had total volume on open commodity swaps of 86,750 barrels at a weighted average price of approximately $73.55 per barrel.

Derivative Liquidations

On September 24, 2015, the Company settled all its 2017 and 2018 derivative contracts and the majority of its 2016 derivative contracts prior to the expiration of their contractual maturities, resulting in the receipt of cash proceeds totaling $6,255,000. The resulting gain is included in gain (loss) on settled derivatives for the nine months ended September 30, 2015.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Nine Months Ended
	September 30,
	2015	2014
Gain (loss) on settled derivatives:
Crude oil fixed price swaps	$8,579,756	$(449,135)
Crude oil collars	857,147	–
Gain (loss) on settled derivatives, net	$9,436,903	$(449,135)

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(4,366,810)	$1,012,502
Crude oil collars	(519,374)	40,137
Gain (loss) on the mark-to-market of derivatives, net	$(4,886,184)	$1,052,639

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	September 30, 2015			December 31, 2014
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$2,694,001	$(440)	$2,693,561	$7,620,896	$(41,151)	$7,579,745

	September 30, 2015			December 31, 2014
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$–	$–	$–	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	September 30,	December 31,
	2015	2014
Derivative assets	$2,693,561	$3,571,803
Noncurrent derivative assets	–	4,007,942
Net amount of assets on the balance sheet	2,693,561	7,579,745

Current portion of derivative liabilities	–	–
Derivative liabilities	–	–
Net amount of liabilities on the balance sheet	–	–
Total derivative assets (liabilities), net	$2,693,561	$7,579,745

Note 10 – Fair Value of Financial Instruments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$58,599	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	2,693,561	–
Total assets	58,599	2,693,561	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	57,458,543	–
Total Liabilities	–	57,458,543	–
	$58,599	$(54,764,982)	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,682	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,579,745	–
Total assets	94,682	7,579,745	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	51,834,603	–
Total Liabilities	–	51,834,603	–
	$94,682	$(44,254,858)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2015 and 2014.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the nine months ended September 30, 2015 and 2014.

Note 11 – Revolving Credit Facilities and Long Term Debt

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015 and August 10, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million is available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility.

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $35 million as of December 31, 2014, and subsequently adjusted to $34 million on March 30, 2015. The availability remains at $34 million, of which $26.65 million was borrowed and outstanding as of September 30, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $26.65 million and $22.6 million outstanding under the Senior Credit Agreement as of September 30, 2015 and December 31, 2014, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through September 30, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of September 30, 2015 and December 31, 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending September 30, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $484,012 and $468,670 was amortized during the nine months ended September 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,161,737 as of September 30, 2015.

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Senior Revolving Credit Facility, Cadence Bank, N.A.	$26,650,000	$22,600,000
Subordinated Credit Agreement, Chambers	30,000,000	30,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	2,269,636	1,307,086

Total credit facilities and long term debts	58,919,636	53,907,086
Less: Unamortized OID	(299,356)	(426,734)
Less: Unamortized debt discount attributable to warrants	(1,161,737)	(1,645,749)
Total credit facilities and long term debts, net of discounts	57,458,543	51,834,603
Less: current maturities	–	–

Long term portion of credit facilities and long term debts	$57,458,543	$51,834,603

Net proceeds of $29.4 million were received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $127,378 and $102,566 was amortized during the nine months ended September 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $299,356 as of September 30, 2015.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following presents components of interest expense for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended
	September 30,
	2015	2014
Accrued PIK interest	$962,551	$787,344
Amortization of OID	127,378	102,566
Interest and commitment fees	3,287,131	2,444,676
Amortization of debt issuance costs	287,227	229,936
Amortization of warrant costs	484,012	468,670
Less interest capitalized to the full cost pool of our proved oil & gas properties	(352,572)	(216,895)
	$4,795,727	$3,816,297

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 13 – Options

Options Granted

On September 30, 2015, the Company granted 1,000,000 options to purchase its common stock to its employees and certain of its directors. The options vest annually over five years beginning on the first anniversary of the grant and are exercisable until the tenth anniversary of the date of grant at an exercise price of $0.172 per share. The total estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 106% and a call option value of $0.1434 was $143,379 and is being amortized over the vesting period.

The Company recognized a total of $465,876, and $433,294 of compensation expense during the nine months ended September 30, 2015 and 2014, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,650,044 as of September 30, 2015.

Options Exercised

No options were exercised during the nine months ended September 30, 2015 and 2014.

Options Expired/Forfeited

On September 30, 2015, 1,000,000 fully vested options with a strike price of $1.00 per share were voluntarily cancelled by a director of the Company. The fair market value of the options had been fully amortized prior to forfeiture. No options expired or were forfeited during the nine months ended September 30, 2014.

Note 14 – Warrants

Warrants Granted

No warrants were granted during the nine months ended September 30, 2015 and 2014.

We recognized a total of $484,012 and $468,670 of finance expense during the nine months ended September 30, 2015 and 2014, respectively, on common stock warrants issued to lenders, respectively. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2015 and 2014.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 15 – Income Taxes

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

We currently estimate that our effective tax rate for the year ending December 31, 2015 will be approximately 12%. Losses incurred during the period from April 9, 2011 (inception) to September 30, 2015 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2015, net deferred tax assets were $15,417,147, after an offsetting reduction in deferred tax liabilities of $1,066,200, primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes, was applied. A valuation allowance of approximately $15,417,147 was applied to the remaining net deferred tax assets. This valuation allowance reflects an allowance on only a portion of the Company’s deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the nine months ended September 30, 2015 of $6,593,040 was primarily driven by the Company’s loss before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2015.

Note 16 – Commitments and Contingencies

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of September 30, 2015, the Company had committed to AFE’s of approximately $1.6 million beyond amounts previously paid or accrued.

Note 17 – Subsequent Events

Debt Facilities

During the period from October 1, 2015 to November 10, 2015, the Company drew an additional $0.25 million, net of repayments, on the senior secured facility.

Borrowing Base Redetermination

The borrowing base on our Senior Secured Facility was adjusted by our lender as part of a regularly scheduled redetermination from $34 million to $33 million effective October 1, 2015. The borrowing base will adjust down to $32 million on November 16, 2015 if certain commodity hedging is not put in place. The next scheduled borrowing base amount determination date is April 1, 2016.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inability to effectively manage our hedging activities;
•	inadequate capital to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to meet financial covenants and restrictions associated with our debt agreements;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire;
•	decline in oil prices;
•	failure to discover or produce commercial quantities of oil, natural gas or other hydrocarbons;
•	cost overruns incurred on our oil and gas prospects, causing unexpected operating deficits;
•	drilling of dry holes;
•	acquisition of oil and gas leases that are subsequently lost due to the absence of drilling or production;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of September 30, 2015, we owned an interest in 341 gross (10.88 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 8,509 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of September 30, 2015				As of December 31, 2014
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000'sBoe)	($000)
8,509	341	10.88	1,075	5,356	100,335

(1)Includes leases encompassing approximately 400 net acres that we estimate will expire over the remainder of 2015.

(2)Represents average daily production over the three months ended September 30, 2015.

(3)PV-10 is a non-GAAP financial measure calculated using mandated pricing that is historical in nature. The pricing used to calculate PV-10 as of December 31, 2014 assumed a WTI oil price of $94.99, a Henry Hub gas price of $4.35. Market prices as of September 30, 2015 are considerably lower. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Looking forward, we are pursuing the following objectives:

•	acquire high-potential mineral leases;
•	access appropriate capital markets to fund continued acreage acquisition and drilling activities;
•	develop and maintain strategic industry relationships;
•	attract and retain talented associates;
•	operate a low overhead non-operator business model; and
•	become a low cost producer of hydrocarbons.

We believe the following are the key drivers to our business performance:

•	the ability of the Company to acquire acreage at a price that is significantly below the acreage value when fully developed;
•	the ability of operators to successfully drill wells on the acreage position we hold and incur customary costs;
•	the sales price per barrel of oil;
•	the number of producing wells we own and the performance of those wells;
•	our ability to raise capital to fund drilling costs and acreage acquisitions; and
•	maintain a strong balance sheet and adequate liquidity to achieve our objectives.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still quoted on the OTCQB under the trading symbol “ANFC.”

Recent Developments

Derivative Liquidation

During the third quarter of 2015, we settled all of our 2017 and 2018 derivative contracts and the majority of our 2016 derivative contracts prior to the expiration of their contractual maturities, resulting in cash proceeds totaling $6,255,000. The resulting gain is included in our gain on settled derivatives for the three and nine months ended September 30, 2015.

Operational Highlights

During the third quarter of 2015, we achieved the following financial and operating results:

•	production reached 1,075 Boe per day, representing 41% growth compared to the third quarter of 2014 and a 4% decrease compared to the second quarter of 2015;
•	participated in the completion of 50 gross (1.92 net) wells increasing our total producing wells to 341 gross (10.88 net) wells;
•	attained adjusted EBITDA from operations of $9.0 million, which includes a $6.3 million gain from the liquidation of derivatives prior to their maturity;
•	reduced general and administrative expenses to $7.63 per Boe, compared to $9.85 per Boe in the third quarter of 2014, representing a 23% decrease on a per Boe basis;
•	realized $8.3 million of cash flow from operating activities;
•	continued development of our core acreage including our Corral Creek and Teton projects; and
•	ended the quarter with $26.65 million drawn on our senior secured revolving credit facility, a net reduction of $3.1 million from the end of the second quarter of 2015.

Operationally, our third quarter of 2015 performance reflects continued success in executing our strategy of developing our acreage position and building production. Our production increased 41% to 98,933 Boe in the third quarter of 2015, as compared to third quarter of 2014 production of 70,043 Boe. The increase in production was driven by a 48% increase in net producing wells from 7.36 net wells at September 30, 2014 to 10.88 net wells at September 30, 2015.

Total revenues decreased 1% in the third quarter of 2015, compared to the third quarter of 2014 primarily driven by a large decrease in realized prices which was offset by realized gains on derivatives. Realized prices on a Boe basis decreased 57% before the effect of settled derivatives but increased 41% after the effect of settled derivatives in the third quarter of 2015 as compared to the third quarter of 2014. Realized gains on settled derivatives amounted to $7.5 million in the third quarter of 2015, including $6.3 million received as a result of liquidating derivatives prior to their maturity. Additionally, we had a loss on the mark-to-market of derivatives of $3.3 million for third quarter of 2015, as compared to a gain on the mark-to-market derivatives of $2.1 million for the third quarter of 2014. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Production History

The following table presents information about our produced oil and gas volumes during the three and nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we controlled approximately 8,509 net acres in the Williston Basin. In addition, the Company owned working interests in 341 gross wells representing 10.88 net wells that are producing and an additional 27 gross wells representing 0.26 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015		2014	2015		2014
Net Production:
Oil (Bbl)	86,533		62,603	249,593		164,570
Natural gas (Mcf)	74,279		44,639	244,974		106,458
Barrel of oil equivalent (Boe)	98,933		70,043	290,422		182,313

Average Sales Prices:
Oil (per Bbl)	$37.83		$84.17	$43.86		$87.71
Effect of oil hedges on average price (per Bbl)	$13.88	(a)	$(1.12)	$12.75	(a)	$(2.73)
Oil net of hedging (per Bbl)	$51.71	(a)	$83.05	$56.61	(a)	$84.98
Natural gas (per Mcf)	$1.14		$4.99	$1.43		$6.03
Realized price on a Boe basis, net of settled derivatives	$46.10	(a)	$77.41	$49.85	(a)	$80.23

Average Production Costs:
Oil (per Bbl)	$9.99		$10.27	$11.74		$10.31
Natural gas (per Mcf)	$0.30		$0.61	$0.41		$0.72
Barrel of oil equivalent (per Boe)	$8.97		$9.57	$10.44		$9.73
Production Taxes (per Boe)	$3.34		$8.41	$4.03		$8.70
General and Administrative Expense (per Boe)	$7.63		$9.85	$7.90		$11.49
Depletion, Depreciation and Accretion (per Boe)	$18.10		$32.69	$25.42		$33.10

(a)Excludes the effect of derivatives settlement prior to their contractual settlement date.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the nine months ended September 30, 2015 and 2014, respectively.

	Nine months Ended
	September 30,
	2015	2014
Depletion of oil and natural gas properties	$7,346,356	$5,994,180

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2015 and 2014, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30, 2015		September 30, 2014
	Gross	Net	Gross	Net
North Dakota	336	10.51	230	7.28
Montana	5	0.37	1	0.08
Total	341	10.88	231	7.36

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of September 30, 2015 and 2014. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	September 30, 2015		September 30, 2014
	Gross	Net	Gross	Net
North Dakota	–	–	9	0.17
Total	–	–	9	0.17

Results of Operations for the Three Months Ended September 30, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2015 and 2014, respectively.

	Three Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
Oil and gas sales	$3,359,684	$5,492,326	$(2,132,642)
Gain (loss) on settled derivatives	7,456,284	(70,253)	7,526,537
Gain (loss) on mark-to-market of derivatives	(3,297,358)	2,147,798	(5,445,156)
Total revenues:	7,518,610	7,569,871	(51,261)

Operating expenses:
Production expenses	887,187	670,404	216,783
Production taxes	330,186	588,923	(258,737)
General and administrative	754,788	690,189	64,599
Depletion of oil and gas properties	1,778,580	2,275,703	(497,123)
Impairment of oil and natural gas properties	30,995,000	–	30,995,000
Accretion of discount on ARO	8,039	5,833	2,206
Depreciation and amortization	4,010	8,214	(4,204)
Total operating expenses:	34,757,790	4,239,266	30,518,524

Net operating income (loss)	(27,239,180)	3,330,605	(30,569,785)

Total other income (expense)	(1,681,307)	(1,439,302)	(242,005)

Loss before provision for income taxes	(28,920,487)	1,891,303	(30,811,790)

Provision for income taxes	–	(700,587)	700,587

Net loss	$(28,920,487)	$1,190,716	$(30,111,203)

Oil and Natural Gas Sales

We recognized $3,359,684 in revenues from sales of crude oil and natural gas, excluding gains on derivatives, for the three months ended September 30, 2015, compared to revenues of $5,492,326 for the three months ended September 30, 2014, a decrease of $2,132,642, or 39%. The decrease in revenues was driven by a 57% decrease in prices on a BOE basis before the effects of derivatives, partially offset by a 41% increase in production on a BOE basis. We had 10.88 net producing wells as of September 30, 2015, compared to 7.36 net producing wells as of September 30, 2014.

Derivatives

For the three months ended September 30, 2015, we had a gain on settled derivatives of $7,456,284, compared to a loss on settled derivatives of $70,253 for the same period in 2014. The 2015 gain on settled derivatives includes a September 24, 2015 gain upon redemption of derivatives prior to their original maturity (the “unwind”) of $6,255,000.

We had a mark-to-market derivative loss of $3,297,358 in the three months ended September 30, 2015, resulting in a net derivative asset of $2,693,561 largely due to the realization of the gain of $6,255,000 upon the redemption of derivatives in the September 24, 2015 unwind offset by a drop in market prices for oil. In the third quarter of 2014, we had a mark-to-market gain of $2,147,798 as oil futures dropped in price between June 30, 2014 and September 30, 2014.

Production Expenses

Production expenses were $887,187 and $670,404 for the three months ended September 30, 2015 and 2014, respectively, an increase of $216,783, or 32%. Our production expenses are greater than the comparative period due to our continued expansion in production. On a per unit basis, production expenses decreased from $9.57 per Boe in the three months ended September 30, 2014 to $8.97 per Boe in the three months ended September 30, 2015. The decrease in production expenses on a BOE basis was primarily a result of lower water disposal costs as much of the new production from wells recently put into production had lower water cuts (percentage of barrels of water produced to barrels of oil produced).

Production Taxes

Our production taxes were $330,186 and $588,923 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $258,737, or 44%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 9.8% and 10.7% of oil and gas sales in the three months ended September 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $754,788, compared to $690,189 for the three months ended September 30, 2014, an increase of $64,599, or 9%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate growth in production. General and administrative expenses per Boe produced decreased from $9.85 to $7.63 as we have grown administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $1,778,580 and $2,275,703 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $497,123, or 22%. The decrease was due primarily to a decrease in our full cost pool resulting from our impairment taken in second quarter of 2015. Depletion expense per Boe produced decreased from $32.49 in 2014 to $17.98 in 2015.

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $30,995,000 or $313.29 per Boe for the three months ended September 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the three months ended September 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Depreciation and Accretion

Depreciation expense for the three months ended September 30, 2015 was $4,010, compared to $8,214 for the three months ended September 30, 2014. Accretion of the discount on asset retirement obligations was $8,039 and $5,833 for the three month periods ended September 30, 2015 and 2014, respectively.

Other Income and (Expense)

Other income and (expense) for the three months ended September 30, 2015 was ($1,681,307), compared to ($1,439,302) for the three months ended September 30, 2014. The net other income and (expense) for the three months ended September 30, 2015 consisted entirely of interest expense. Interest expense included $162,249 of amortized warrant costs, $42,520 of amortization related to original issue discounts, $327,632 of PIK interest applied to our debt balances and $96,477 of amortized debt financing costs for the three months ended September 30, 2015. Additionally, we capitalized $57,241 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. Our net other income and (expenses) for the three months ended September 30, 2014 consisted of $972 of interest income and $1,440,274 of interest expense, including $158,628 of amortized warrant costs, $42,278 of amortization related to original issue discounts, $314,632 of PIK interest applied to our debt balances and $84,629 of amortized debt financing costs for the three months ended September 30, 2015. Additionally, during the third quarter of 2014, we capitalized $111,340 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had income tax expense of $-0- and $700,587 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $700,587. In the three months ended September 30, 2015, our lower effective tax rate relates to a valuation allowance on the net deferred tax asset. The tax expense in the three months ended September 30, 2014 was primarily driven by the Company’s income before provision for income taxes of $1,891,303.

Results of Operations for the Nine months Ended September 30, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
Oil and gas sales	$11,296,220	$15,076,743	$(3,780,523)
Gain (loss) on settled derivatives	9,436,903	(449,135)	9,886,038
Loss on mark-to-market of derivatives	(4,886,184)	1,052,639	(5,938,823)
Total revenues:	15,846,939	15,680,247	166,692

Operating expenses:
Production expenses	3,030,707	1,773,458	1,257,249
Production taxes	1,171,530	1,585,755	(414,225)
General and administrative	2,295,241	2,095,071	200,170
Depletion of oil and gas properties	7,346,356	5,994,180	1,352,176
Impairment of oil and natural gas properties	52,634,000	–	52,634,000
Accretion of discount on asset retirement obligations	23,900	15,486	8,414
Depreciation and amortization	12,286	24,327	(12,041)
Total operating expenses:	66,514,020	11,488,277	55,025,743

Net operating income (loss)	(50,667,081)	4,191,970	(54,859,051)

Total other income (expense)	(4,789,020)	(3,815,325)	(973,695)

Income (loss) before provision for income taxes	(55,456,101)	376,645	(55,832,746)

Provision for income taxes	6,593,040	(110,849)	6,703,889

Net loss	$(48,863,061)	$265,796	$(49,128,857)

Oil and Natural Gas Sales

We recognized $11,296,220 in revenues from sales of crude oil and natural gas for the nine months ended September 30, 2015 compared to revenues of $15,076,743 for the nine months ended September 30, 2014, a decrease of $3,780,523, or 25%. The decrease was driven by a 53% decrease in realized prices before the effects of settled derivatives and partially offset by a 59% increase in production. We had 10.88 net producing wells as of September 30, 2015 compared to 7.36 net producing as of September 30, 2014.

Included in the revenues for the nine month period ended September 30, 2015 were revenues of $1,241,214 related to production from prior fiscal years for the Dahl Federal. Recognition of the Dahl Federal revenues was delayed until title issues related to riparian rights in the Missouri River were resolved.

Derivatives

For the nine months ended September 30, 2015 we had a gain on settled derivatives of $9,436,903, compared to a loss on settled derivatives of $449,135 for the same period in 2014. The 2015 gain on settled derivatives includes a September 24, 2015 gain upon redemption of derivatives prior to their original maturity (the “unwind”) of $6,255,000.

We had a mark-to-market derivative loss of $4,886,184 in the nine months ended September 30, 2015, resulting in a net derivative asset of $2,693,561. In the nine months ended September 30, 2014, we had mark-to-market gains on our derivatives of $1,052,639.

Production Expenses

Production expenses were $3,030,707 and $1,773,458 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1,257,249, or 71%. Our production expenses are greater than the comparative period due to our rapid expansion in production. On a per unit basis, production expenses increased from $9.73 per Boe in the nine months ended September 30, 2014 to $10.44 per Boe in the nine months ended September 30, 2015. The increase in production expenses on a BOE basis was primarily a result of workover expenses incurred in wells shut-in while neighboring wells were completed during the first half of the year.

Production expenses for the nine month period ended September 30, 2015 included production expenses of $75,359 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues and expenses was delayed until title issues related to riparian rights in the Missouri River were resolved.

Production Taxes

Our production taxes of $1,171,530 and $1,585,755 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $414,255, or 26%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.4% and 10.5% of oil and gas sales in the nine months ended September 30, 2015 and 2014, respectively.

Production taxes for the nine month period ended September 30, 2015 included production taxes of $137,860 related to production from prior periods for the Dahl Federal. Recognition of the Dahl Federal revenues and expenses was delayed until title issues related to riparian rights in the Missouri River were resolved.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $2,295,241 compared to $2,095,071 for the nine months ended September 30, 2014, an increase of $200,170, or 10%. The increase in general and administrative expenses was primarily due to increased staffing and external contract work to facilitate our production growth and lease and consulting costs related to a new software package. General and administrative expenses per Boe produced decreased from $11.49 to $7.90 as we grew administrative staffing and expenses at a slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $7,346,356 and $5,994,180 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1,352,176, or 23%. The increase was due primarily to our increased production, partially offset by a decrease in our full cost pool resulting from our impairment taken in second quarter of 2015. Depletion expense per Boe produced decreased from $32.88 in 2014 to $25.30 in 2015.

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded non-cash ceiling test impairments of $52,634,000 or $181.23 per Boe for the nine months ended September 30, 2015. The Company did not have any impairment of its proved oil and gas properties for the nine months ended September 30, 2014. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Depreciation and Accretion

Depreciation expense for the nine months ended September 30, 2015 was $12,286 compared to $24,327 for the nine months ended September 30, 2014. Accretion of the discount on asset retirement obligations was $23,900 and $15,486 for the nine month periods ended September 30, 2015 and 2014, respectively.

Other Income and (Expense)

Other income and (expense) for the nine months ended September 30, 2015 was ($4,789,020) compared to ($3,815,325) for the nine months ended September 30, 2014. The net other income and (expense) for the nine months ended September 30, 2015 consisted of $4,795,727 of interest expense and $6,707 of other income. The $4,795,727 of interest expense included $484,012 of amortized warrant costs, $127,378 of amortization related to original issue discounts, $962,551 of PIK interest applied to our debt balances and $287,227 of amortized debt financing costs for the nine months ended September 30, 2015. Additionally, we capitalized $352,572 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. The net other income and (expense) for the nine months ended September 30, 2014 consisted of $972 of interest income and $3,816,297 of interest expense including $468,670 of amortized warrant costs, $102,566 of amortization related to original issue discounts, $787,344 of PIK interest applied to our debt balances and $229,936 of amortized debt financing costs for the nine months ended September 30, 2014. Additionally, we capitalized $216,895 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had an income tax benefit of $6,593,040 for the nine months ended September 30, 2015 and income tax expense of $110,849 for the nine months ended September 30, 2014, a difference of $6,703,889. The tax benefits for the nine months ended September 30, 2015 and 2014 were primarily driven by the Company’s income or loss before provision for income taxes of $55,461,101, but the lower effective tax rate is derived from the valuation allowance on the net deferred tax asset. Our income tax expense of $110,849 for the nine months ended September 30, 2014 was primarily driven by our income before provision for income taxes of $376,645.

Non-GAAP Financial Measures

In addition to reporting net income (loss) as defined under GAAP, we also present Adjusted Net Income (Loss) and Adjusted EBITDA. We define Adjusted Net Income (Loss) as net income (loss) excluding (i) net of losses (income) on the mark-to-market of derivatives, net of tax and (ii) impairment of oil and gas assets, net of tax. We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) impairment of oil and natural gas properties, (v) accretion of abandonment liability, (vi) loss (income) on the mark-to-market of derivatives, and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Income (Loss) and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Income (Loss) and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Income (Loss) and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Income (Loss) and Adjusted EBITDA to Net Income, GAAP, are included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(28,920,487)	$1,190,716	$(48,863,061)	$265,796
Add back:
Loss (income) on mark-to-market of derivatives, net of tax (a)	3,297,358	(1,352,798)	4,300,184	(663,639)
Impairment of oil and gas properties, net of tax (b)	30,995,000	–	46,318,000	–
Adjusted net income (loss)	$5,371,871	$(162,082)	$1,755,123	$(397,843)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990

Weighted average common shares outstanding - fully diluted	47,979,990	49,588,039	47,979,990	49,824,437

Net income (loss) per common share – basic	$(0.60)	$0.02	$(1.02)	$0.01
Add:
Change due to loss (income) on mark-to-market of derivatives, net of tax	0.07	(0.03)	0.09	(0.01)
Change due to impairment of oil and gas properties, net of tax	0.65	–	0.97	–
Adjusted net income (loss) per common share – basic	$0.11	$(0.00)	$0.04	$(0.01)

Net income (loss) per common share – fully diluted	$(0.60)	$0.02	$(1.02)	$0.01
Add:
Change due to loss (income) on mark-to- market of derivatives, net of tax	0.07	(0.03)	0.09	(0.01)
Change due to impairment of oil and gas properties, net of tax	0.65	–	0.97	–
Adjusted net income (loss) per common share – fully diluted	$0.11	$(0.00)	$0.04	$(0.01)

(a)Adjusted to reflect tax expense (benefit), computed based on our effective tax rate of approximately 0% and 12% for the three and nine months ended September 30, 2015, and 37% in both the three and nine months ended September 30, 2014, consisting of $-0- and $795,000 for the three month ended September 30, 2015 and 2014, respectively, and ($586,000) and $389,000 for the nine months ended September 30, 2015 and 2014, respectively.

(b)Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 0% and 12% for the three and nine months ended September 30, 2015, and 37% in both the three and nine months ended September 30, 2014, consisting of $8,369,000 and $-0- for the three month ended September 30, 2015 and 2014, respectively, and $14,211,000 and $-0- for the nine months ended September 30, 2015 and 2014, respectively.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(28,920,487)	$1,190,716	$(48,863,061)	$265,796
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	1,519,058	1,280,674	4,311,715	3,346,655
Income tax provision	–	700,587	(6,593,040)	110,849
Depreciation, depletion, and amortization	1,782,590	2,283,917	7,358,642	6,018,507
Impairment of oil and gas properties	30,995,000	–	52,634,000	–
Accretion of abandonment liability	8,039	5,833	23,900	15,486
Share based compensation	314,374	302,961	949,888	901,964
Loss (gain) on mark-to market of derivatives	3,297,358	(2,147,798)	4,886,184	(1,052,639)

Adjusted EBITDA	$8,995,932	$3,616,890	$14,708,228	$9,606,618

Our adjusted EBITDA for the nine month periods ended September 30, 2015 includes income from the Dahl Federal well that was recognized in the current period based on activity in prior periods of $1,027,995.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2015 and December 31, 2014, respectively.

	September 30,	December 31,
	2015	2014
Current Assets	$6,663,190	$9,448,043

Current Liabilities	$8,503,979	$10,348,697

Working Capital	$(1,840,789)	$(900,654)

As of September 30, 2015 we had negative working capital of $1,840,789.

The following table summarizes our cash flows during the nine month periods ended September 30, 2015 and 2014, respectively.

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$13,804,992	$6,385,513
Net cash used in investing activities	(17,841,075)	(21,803,227)
Net cash provided by financing activities	4,000,000	14,295,606
Net change in cash	$(36,083)	$(1,122,108)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $13,804,992 and $6,385,513 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $7,419,479. The increase was due primarily to settled derivative gains of $9,436,903 in 2015 as compared to settled derivative losses of $449,135 in 2014. Changes in working capital from operating activities resulted in an increase in cash of $2,031,324 in the nine months ended September 30, 2015 as compared to a decrease in cash of ($994,296) for the same period in the previous year, primarily driven by a decrease in accounts receivable in 2015 and an increase in accounts receivable in 2014.

Net cash used in investing activities was $17,841,075 and $21,803,227 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $3,962,152. We paid $17,865,495 for well development and $-0- in advances to operators for future well development during the 2015 period while in the 2014 period we spent $15,009,426 for well development and $5,742,272 in advances to operators for future well development. Additionally, the decrease in cash used in investing activities was attributable to a decrease in cash spent for property acquisition as we purchased 9 net leasehold acres of oil and gas properties for $102,928 in the nine months ended September 30, 2015 as compared to purchasing 319 net leasehold acres of oil and gas properties for $2,401,318 in the nine months ended September 30, 2014. In the nine months ended September 30, 2015 we sold 14 net leasehold acres and three wellbores for proceeds of $127,348, while in the comparable 2014 period we sold 490 net leasehold acres for proceeds of $1,360,920, including proceeds of $20,000 from a swap transaction.

Net cash provided from financing was $4,000,000 and $14,295,606 for the nine months ended September 30, 2015 and 2014, respectively. We drew $4,050,000, net of repayments, on our credit facilities during the nine months ended September 30, 2015. We drew $14,550,000, net of repayments, on our credit facilities during the nine months ended September 30, 2014.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $35 million as of December 31, 2014, and subsequently amended to $34 million on March 30, 2015. Our borrowing base on Senior Secured Facility was adjusted by our lender as part of a regularly scheduled redetermination from $34 million to $33 million effective October 1, 2015. The borrowing base will adjust down to $32 million on November 16, 2015 if certain commodity hedging is not put in place. The next scheduled borrowing base amount determination date is April 1, 2016. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $26.65 million and $22.6 million outstanding under the Senior Credit Agreement as of September 30, 2015 and December 31, 2014, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through September 30, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of September 30, 2015 and December 31, 2014, respectively.

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

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending September 30, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $484,012 and $468,670 was amortized during the nine months ended September 30, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the warrants is $1,161,737 as of September 30, 2015.

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

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2015, our balance of cash and cash equivalents was $58,599. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from oil and gas sales is through draws on our credit facilities, sale of properties that do not meet our investment criteria, and potential sale or use of shares of our stock.

We ended the quarter with $26.65 million drawn on our $34 million senior secured revolving credit facility. The borrowing base was adjusted by our lender as part of our regularly scheduled redetermination to $33 million effective October 1, 2015 and will adjust down to $32 million on November 16, 2015. The reduction in borrowing base is the net effect of lower commodity prices and monetization of hedges, substantially offset by our Teton project development. The next redetermination date is scheduled for April 1, 2016. Until we see sustained improvement in oil prices, the Company’s future acquisition and development activity is likely to be focused within the Merced joint venture. With limited development within our base business, we expect the current borrowing base and cash flows to meet our liquidity needs.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1* Ω	Limited Liability Company Agreement of Merced Black Ridge, LLC dated July 21, 2015
10.2* Ω	Management Services Agreement dated July 21, 2015 by and between Black Ridge Oil & Gas, Inc. and Merced Black Ridge, LLC
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

Ω Filed subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 13, 2015	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2015	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

