Form 10-K
period 2015-12-31
Black Ridge Oil & Gas, Inc.
filed 2016-03-30
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

Commission file number 000-53952

Black Ridge Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

10275 Wayzata Blvd. Suite 100, Minnetonka, Minnesota 55305

(Address of principal executive offices) (Zip Code)

(952) 426-1241

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,625,746 as of June 30, 2015 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,979,990 shares outstanding of the registrant’s common stock as of March 28, 2016.

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

2

PART I

ITEM 1. BUSINESS

Overview

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2015, we had proven oil and gas reserves of 2.3 million barrels of oil equivalents, owned interest in 349 gross (10.95 net) producing oil and gas wells, and controlled the rights to mineral leases covering approximately 8,100 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of December 31, 2015
	Productive Wells			Proved
Net Acres (1)	Gross	Net	Average Daily Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000's Boe)	($000)
8,100	349	10.95	1,470	2,335	31,798

(1)Includes leases encompassing approximately 1,114 net acres that we estimate will expire in 2016

(2)Represents average daily production over the three months ended December 31, 2015

(3)PV-10 is a non-GAAP financial measure. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves.”

During 2015 commodity prices for crude oil, natural gas and Natural gas liquids (“NGLs”) experienced sharp declines, and this downward trend has accelerated further into the first quarter of 2016, with crude oil prices reaching a twelve-year low in February 2016.

Looking forward, we are in the midst of satisfying the conditions to close on a restructuring transaction with our secured lenders that is described below in “Recent Developments.” We expect to complete such transaction in April or May of 2016. Following such transaction, our focus will be on managing the oil and gas assets in which we will continue to have an indirect minority interest. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks formation that may be acquired with capital from our secured lenders as part of the restructuring terms, existing joint venture partners or other capital providers.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is traded on the OTCQB under the trading symbol “ANFC.”

Recent Developments

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC will issue a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility shall be automatically retired and cancelled. The closing of the BRHC Transaction is subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. The Company is currently in the process of preparing to satisfy both conditions.

The terms of the Class A Units of BRHC will be set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which will be effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, will be made as follows:

•	First, 100% to the Class A Members, pro rata, until each Class A Member has received distributions in aggregate totaling the then Class A Preference, which is an amount equal to a 10.0% internal rate of return on the invested capital amount.
•	Second, 90% to the Class A Members, pro rata, and 10% to the Class B Members, pro rata, until such time as the aggregate distributions to Chambers equals 250% of the capital contribution of its Class A Units.
•	Third, 80% to the Class A Members, pro rata, and 20% to the Class B Members, pro rata.

BRHC will be managed by the BRHC Board, which will be responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The initial BRHC Board will be comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

In addition, under the LLC Agreement, Chambers will commit to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers shall fund $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which shall be used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, may be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period shall be the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

The Company will be granted 1,000,000 Class B Units in BRHC at the Closing of the BRHC Transaction. At the discretion of the BRHC’s Board of Managers, the Company may be granted additional Class B Units in BRHC, and in turn, the Company may transfer such Class B Units to certain members of the Company's management. Subject to certain conditions, the Class B Units will entitle the holders to participate in any future distributions of BRHC after distributions equal to the capital contributions and preferred return have been made to the holders of Class A Units of BRHC.

At the closing of the BRHC transaction, the Company will enter into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company will provide services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company will be paid a fee under the Management Services Agreement intended to cover the costs of providing such services and will be reimbursed for certain third party expenses. The term of the Management Services Agreement commences on the closing of the BRHC Transaction and continues indefinitely, unless terminated. The Management Services Agreement will provide termination provisions upon reasonable notice for both the BRHC and the Company as well as upon a change of control, provided that if the Management Services Agreement is terminated before January 1, 2017 that BRHC shall pay the Company a termination fee equal to the amount that would have been paid if the Management Services Agreement was in place until January 1, 2017.

The summaries of the LLC Agreement, Management Services Agreement, Asset Contribution Agreement, and Debt Contribution Agreement in this Form 10-K do not purport to be complete and are qualified by reference to the LLC Agreement, Management Services Agreement, Asset Contribution Agreement, and Debt Contribution Agreement which will be filed as exhibits to the Company's Information Statement filed on Form Schedule 14C which will be filed as soon as practical by the Company.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Business

The Company’s focus is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of February 29, 2016, we controlled approximately 7,400 net acres in the Williston Basin. In addition, as of February 29, 2016, the Company owned working interests in 376 gross wells representing 11.15 net wells that are preparing to drill, drilling, awaiting completion, completing or producing.

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

Our proven oil and gas reserves were 2.3 million barrel of oil equivalents (Boe’s) as of December 31, 2015 and 5.4 million Boe’s as of December 31, 2014.

Production Methods

We primarily engage in crude oil and natural gas exploration and production by participating on a pro-rata basis with operators in wells drilled and completed in spacing units that include our acreage under lease. We are generally a minority working interest owner in our wells. We typically depend on drilling partners to propose, permit and engage the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. Going forward as we manage the oil and gas assets for BRHC and for other joint venture partners, we will assess each drilling opportunity on a case-by-case basis. We will participate in wells that we expect to meet BRHC’s and any other of our other joint venture partners’ return thresholds based upon our estimates of ultimate recoverable crude oil and natural gas, anticipated crude oil and natural gas pricing and other factors.

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

In general, our lease agreements stipulate three to five year terms including extension options. Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled, or production is established, depending on the lease terms, the acreage in a well’s drilling unit is considered “held by production,” meaning the lease on that particular acreage continues as long as oil or gas is being produced. Generally, other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. In the event a lease is not developed prior to lease expiration, the Company completes an economic evaluation of the expiring lease and makes a strategic decision to exercise an available option, attempt to extend the lease, or allow it to expire. As a result of these evaluations and taking into consideration other acquisition opportunities available to the Company, we expect a portion of our leases will expire prior to being held by production. The Company had leases encompassing 1,866 net acres expire in 2015 and leases encompassing 4,202 net acres expire in 2014. We estimate that leases encompassing approximately 1,114 net acres will expire in 2016. All of the costs associated with the lease expirations in 2015 and the leases we estimate will expire in 2016 have been transferred to the full cost pool and were subject to depletion in 2015.

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

On April 17, 2012, the EPA finalized rules establishing new air emission controls for oil and natural gas production and natural gas processing operations. The EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. On January 15, 2015, the EPA announced that it will initiate a rulemaking to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of the potential impacts of hydraulic fracturing. Several states, including Montana and North Dakota, where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have banned hydraulic fracturing. New York State’s ban on hydraulic fracturing was recently upheld by the Courts. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be if additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

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

ITEM 1A. RISK FACTORS

If we are unable to repay or refinance our existing and future debt as it becomes due, whether at maturity or as a result of acceleration, we may be unable to continue as a going concern.

We have significant indebtedness under our Senior Credit Facility and a Subordinated Credit Facility (collectively “Credit Facilities”). As of February 29, 2016, we had an aggregate amount of approximately $61.37 million, including accrued PIK interest, outstanding under our Credit Facilities (with additional borrowing capacity of $3.45 million). As a result of our indebtedness, we use a significant portion of our cash flow to pay interest and principal (when due) on our Credit Facilities, which reduces the cash available to finance our operations and other business activities and limits our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

As of the December 31, 2015, we are out of compliance with our collateral coverage ratio restrictive covenant contained in our agreements under our Credit Facilities and based on our projections expect to be out of compliance on other restrictive covenants throughout 2016 unless those requirements are waived or amended. Additionally, the borrowing base under our Senior Credit Facility is subject to redetermination on April 1, 2016. As we have failed to comply with the restrictive covenant contained in our Credit Facilities, the result is an Event of Default (as defined in the applicable agreements) which permits acceleration of the indebtedness under certain circumstances and permits our secured lenders to foreclose on substantially all of our assets which secure such debt. Any accelerated debt would become immediately due and payable.

Our Board has approved a restructuring transaction with Chambers as described above in “Recent Developments.” Closing on this proposed restructuring transaction is subject to obtaining the approval of stockholders holding a majority of our outstanding stock and the consent of the lender on our Senior Credit Facility. There is no assurance that the restructuring transaction will be completed. The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern. The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

Any significant reduction in our borrowing base under our revolving credit facility as a result of a periodic borrowing base redetermination or otherwise will negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility or any other obligation if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $32 million. The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations based upon, among other things, projected revenues from and asset values of the oil and natural gas properties securing the revolving credit facility. Our lender can adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. Reductions in estimates of our oil, NGL and natural gas reserves will result in a reduction in our borrowing base (even if prices are kept constant). Given the ongoing decline in commodity prices for oil, NGL and natural gas, it is likely that reductions in our borrowing base could also arise from other factors, including but not limited to:

•	lower commodity prices or production;
•	increased leverage ratios;
•	inability to drill or unfavorable drilling results;
•	changes in crude oil, NGL and natural gas reserve engineering;
•	increased operating and or capital costs;
•	our lenders inability to agree to an adequate borrowing base; or
•	adverse changes in our lenders practices (including required regulatory changes) regarding estimation of reserves.

As of December 31, 2015, we had $27.75 million of borrowings outstanding under our Senior Credit Facility and have net draws of an additional $1.05 million on the Senior Credit Facility as of March 25, 2016. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, would have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess. As part of the BRHC Transaction, the Senior Credit Facility will be assigned to BRHC and any repayments that are required to be made as a result of the redetermination will be made by BRHC through additional capital contributions from Chambers. If the BRHC Transaction is not completed, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Crude oil and natural gas prices are very volatile. A protracted period of depressed crude oil and natural gas prices has adversely affected and may continue to affect our business, financial condition, results of operations and cash flows.

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

The recent drop in oil and gas prices has reduced the availability of liquidity and credit to fund continuation and expansion in the oil and gas industry. Lower crude oil and natural gas prices have not only decreased our revenues on a per unit basis but also reduced the amount of crude oil and natural gas that we can produce economically, lowering our reserves. A substantial or extended decline in crude oil or natural gas prices, such as we have experienced beginning in 2014 and has continued to the present has resulted in and will continue to result in impairments of our proved crude oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures; we will be required to reduce spending or borrow to cover any such shortfall. Lower crude oil and natural gas prices have already reduced and continue to reduce our borrowing base under our revolving credit facility, which is determined at the discretion of our lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders and is subject to redetermination periodically as provided in our credit agreement.

We may be unable to obtain the additional capital or joint venture partners that we need to implement our business plan.

We currently have a Senior Credit Facility and a Subordinated Credit Facility with current availability of $32 million and $30 million, respectively, secured by substantially all of our assets. Due to a restrictive covenant violation, we are out of compliance with the two credit facilities and either facility may not be available to us in the future depending on the outcome of our efforts to regain compliance. We had drawn $27.75 million on the Senior Credit Facility and $30 million on the Subordinated Credit Facility as of December 31, 2015 and have net draws of an additional $1.05 million on the Senior Credit Facility as of March 25, 2016. We will require additional sources of capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital or financing if and when required, or upon terms that are acceptable to us. Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements will require a substantial amount of capital and cash flow. We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations in the future.

Any additional capital raised through the sale of equity would dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity holders. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities. In addition, we have granted and will continue to grant equity incentive awards under our equity incentive plans, which may have a further dilutive effect. Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the crude oil and natural gas industry in particular), our limited operating history, the location of our crude oil and natural gas properties, and prices of crude oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if crude oil or natural gas prices on the commodities markets continue to decline as they have recently, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. As a result of the defaults on our debt financing and our ongoing capital needs, we have negotiated the terms of the BRHC Transaction. See “Recent Developments – BRHC Transaction.” The BRHC Transaction will substantially change our direct capital needs. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

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

Our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:

•	low oil prices;
•	the high cost, shortages or delivery delays of equipment and services;
•	shortages of or delays in obtaining water for hydraulic fracturing operations;
•	unexpected operational events;
•	facility or equipment malfunctions;
•	adverse weather conditions, such as freezing temperatures and storms.
•	title problems;
•	pipeline ruptures or spills;
•	compliance with environmental and other governmental requirements;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	formations with abnormal pressures;
•	environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•	fires;
•	blowouts, craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids; and
•	pipeline capacity curtailments.

Any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

We ordinarily maintain insurance against various losses and liabilities arising from our operations; however, insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

Due to the sustained decrease in oil and natural gas prices, we have taken significant writedowns of our oil and natural gas properties. If oil and natural gas prices remain depressed, we may be required to make further writedowns of our oil and natural gas properties.

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

During 2015 we were required to write down the carrying value of certain of our oil and natural gas properties, and further writedowns could be required in the future. Writedowns may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

During 2015, we performed impairment reviews using prices that reflect an average of monthly prices for the respective year as prescribed pursuant to the SEC’s guidelines. As a result, during 2015 we recorded impairments of $71.2 million. The average prices used in the December 31, 2015 impairment review are significantly higher than the actual and currently forecasted prices in 2016. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and additional impairments could be recognized. If this significantly lower pricing environment persists we expect we could be required to write down the value of our oil and natural gas properties further. Given the current oil and natural gas pricing environment, we believe we could have additional noncash ceiling test write-downs of our oil and natural gas properties in 2016. The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices. SEC defined prices for each quarter in 2015 were as follows:

	WTI SPOT	Henry Hub
	Oil Price	Gas Price
SEC Defined prices for the 12 Months Ended	(per Bbl)	(per MMBtu)
December 31, 2015	$50.28	$2.59
September 30, 2015	$59.21	$3.06
June 30, 2015	$71.68	$3.39
March 31, 2015	$82.72	$3.88

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

The recent decline in commodity prices has resulted in significantly reduced activity levels in the Williston Basin. However, if and when activity in the Williston Basin increases, competition for equipment, labor and supplies is also expected to increase. Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. The lower oil prices may also result in some suppliers of equipment, labor and supplies ceasing operations in the Williston Basin. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners’ ability to drill the wells and conduct the operations that we currently expect.

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

Our business focus is on the crude oil and natural gas industry in a limited number of properties, primarily in North Dakota and Montana. Larger companies have the ability to manage their risk by diversification. We lack diversification in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. If we do not diversify our operations, our financial condition and results of operations could deteriorate. As a result of the narrow focus of our business, we may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas. Additionally, we may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within the Williston Basin.

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

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2015, we had an estimated NOL carryforward of approximately $23.8 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

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

Our business depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, many of our wells are drilled in locations in the Williston Basin that are serviced only to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A portion of our acreage is not currently held by production or held by operations. Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties. Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs. As of December 31, 2015, we estimate that we had leases that were not developed that represented 1,114 net acres potentially expiring in 2016, 433 net acres potentially expiring in 2017, 355 net acres potentially expiring in 2018 and -0- net acres potentially expiring in 2019 and beyond.

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

The amount available for borrowing under our credit facility is subject to a borrowing base which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time. The decline in oil and natural gas prices in the latter half of 2014 and through 2015 adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base. Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels. For example, oil prices declined 65% from over $105 per Bbl in the latter part of July 2014 to near $37 per Bbl on December 31, 2015, and natural gas prices have declined 39% from over $3.85 per Mcf to below $2.34 per Mcf over the same period. In addition, the actual and forecasted prices for 2016 have also declined since year-end. If commodity prices (particularly oil prices) remain at these levels, it will have an adverse effect on our reserves and borrowing base and reduce our ability to replace our reserves.

The development of our proved undeveloped reserves in the Williston Basin and other areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 2% of our estimated net barrel of oil equivalents of proved reserves were classified as proved undeveloped as of December 31, 2015. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

We have expanded our operations in part through acquisitions. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Any acquisition involves other potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues or costs;
•	A decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
•	A significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	The assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•	an inability to hire, train, or retrain qualified personnel to manage and operate our increase in the business and assets; and
•	An increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes.

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

Deficiencies of title to our leased interests could significantly affect our financial condition.

We typically do not incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost. It is generally our practice not to incur the expense of retaining lawyers to examine the title to the mineral interest to be acquired. Rather, we typically rely upon the judgment of oil and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental or county clerk's office before attempting to acquire a lease or other developed rights in a specific mineral interest.

Prior to drilling an oil or natural gas well, however, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, such as obtaining affidavits of heirship or causing an estate to be administered. Such curative work entails expense, and the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion. Furthermore, title issues may arise at a later date that were not initially detected in any title review or examination. Any one or more of the foregoing could require us to reverse revenues previously recognized and potentially negatively affect our cash flows and results of operations. Our failure to obtain perfect title to our leaseholds may adversely affect our current production and reserves and our ability in the future to increase production and reserves.

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

A portion of our crude oil production is transported to market centers by rail. Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. In May 2015, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") adopted a final rule that, among other things, imposes a new and enhanced tank car design standard for certain tank cars carrying crude oil and ethanol, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as routing analyses, speed restrictions and enhanced braking controls. Transport Canada has also issued legal requirements that align with the rule adopted by PHMSA, including standards relating to train speed restrictions, route risk analyses and a phase out of non-compliant DOT-111 tank cars.

Any changes to existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.

To the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. In addition, any derailment of crude oil from the Bakken shale involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our insurance policies will cover the entirety of any damages that may arise from such an event.

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

The legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil price risks, although we unwound many of the hedge positions that we held in September 2015. The Dodd-Frank Act and rules and regulations thereunder could reduce trading positions and the market-making activities of our counterparties. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

Our business is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

Our operational interests, as operated by our third-party operating partners, are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Under these laws and regulations, our company (either directly or indirectly through our operating partners) could also be liable for personal injuries, property and natural resource damage and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of our business and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Part of the regulatory environment in which we do business includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our business and limit the quantity of natural gas we may produce and sell. A major risk inherent in the drilling plans in which we participate is the need for our operators to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on the development of our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations. Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating staff.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($4.2 million in receivables at December 31, 2015), which operating partners market on our behalf to energy marketing companies, refineries and their affiliates.

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

Borrowings under our Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. A one percent increase in interest rates on the debt outstanding under our Credit Facilities as of December 31, 2015 would cost us approximately $600,000 in additional annual interest expense.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or deferred as a result of future legislation.

In February 2016, President Obama's Administration released its proposed federal budget for fiscal year 2017 that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies. Such changes include, but are not limited to:

•	The repeal of the percentage depletion allowance for oil and gas properties;
•	The elimination of current deductions for intangible drilling and development costs;
•	The elimination of the deduction for U.S. oil and gas production activities;
•	An extension of the amortization period for certain geological and geophysical expenditures; and
•	The repeal of the enhanced oil recovery credit.

It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. The passage of any legislation containing these or similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such changes could negatively affect our financial condition and results of operations.

An additional fee on oil may be imposed as a result of future legislation.

The Obama Administration's proposed federal budget for fiscal year 2017 would, if enacted into law, impose an additional $10.25 per barrel fee on oil to be phased-in over five years. Details on this proposal have not been made publicly available. It is unclear whether this proposed fee will be enacted or how soon it would be effective. The passage of an additional fee on oil could negatively affect our financial condition and results of operations.

We have a limited operating history and may not be successful in becoming profitable.

We have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including: our ability to raise adequate working capital; success of our development and exploration; prices and demand for natural gas and crude oil; the level of our competition; our ability to attract and maintain key management and employees; and our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or crude oil in a highly competitive and speculative environment while maintaining quality and controlling costs. To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals. There is a possibility that some of our wells may never produce natural gas or crude oil.

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

As of December 31, 2015, we had options for 7,055,500 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan. Our 2012 Amended and Restated Stock Incentive Plan permits us to issue up to 7,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 8,548,375 shares of our common stock may be issued upon the exercise of warrants. If the holders of the outstanding warrants exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

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

Risks Related to the BRHC Transaction

If we fail to complete the BRHC Transaction, the Company’s business may be harmed.

The Company cannot guarantee that the BRHC Transaction will be completed. Following the Company’s public announcement of the BRHC Transaction, third parties may be unwilling to enter into material agreements with the Company. Landowners may prefer to enter into sale agreements with the Company’s competitors because they perceive that the relationships are likely to be more stable. If the Company fails to complete the BRHC Transaction, the failure to maintain existing relationships or enter into new relationships may adversely affect the Company’s business, results of operations and financial condition.

The Company will incur significant expenses in connection with the BRHC Transaction.

The Company expects to pay legal fees, accounting fees and costs related to the BRHC Transaction whether the BRHC Transaction closes or not. Any significant expenses or payment obligations incurred by the Company in connection with the BRHC Transaction could adversely affect its financial condition and cash position.

If the BRHC Transaction disrupts the operations of the Company’s business and prevents the Company from realizing intended benefits, the business may be harmed.

The BRHC Transaction may disrupt the Company’s business and prevent it from realizing intended benefits as a result of a number of obstacles, such as: (i) the loss of key employees; (ii) the failure to adjust or implement its business strategies; (iii) additional expenditures required to facilitate the BRHC Transaction; and (iv) the diversion of management’s attention from the Company’s day-to-day operations.

Risks Related to the Business after the BRHC Transaction

The Company will have limited assets to generate cash to pay general and administrative expenses.

Following the closing of the BRHC Transaction, our assets will consist solely of our Class A Unit Membership Interest in BRHC and our interest in Merced Black Ridge, LLC. We will be reliant on the fees under our Management Services Agreement with BRHC and our management agreement with Merced Black Ridge, LLC in order to generate revenues until there are distributions related to such interests. We will continue to have general and administrative expenses to remain a public company.

Chambers may not provide additional funding to BRHC and any additional funding will reduce the Company’s Class A Units percentage ownership.

Chambers has committed $30 million of additional financing, of which $10 million will be invested at closing, which may be called by the BRHC Board subject to certain conditions. Capital calls may only be done with the approval of the BRHC Board. Chambers will control the BRHC Board. Any additional investment by Chambers shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC.

Chambers will control BRHC and may engage in a sale of the interests in BRHC that will require the Company to sell all of its interests and the stockholders of the Company will have no right to consent to such sale.

Under the BRHC LLC Agreement, if Chambers sells all or substantially all of it is interests in BRHC, then Chambers can require the at the Company sell its interests in BRHC. As a condition though of the BRHC Transaction, Chambers requires that the Board be permitted to dispose of the Class A Units and Class B Units in BRHC without any subsequent consent of the Company’s stockholders. Nevada law permits a corporation to sell, lease or exchange all of its property and assets with only approval by the Company’s Board. As such, the Company may sell, lease or exchange all or substantially all of its assets (including its Class A Units and Class B Units in BRHC) without the consent of the Company’s stockholders, upon approval by the Board.

The Company may become subject to the requirements of the Investment Company Act of 1940, which would limit the Company’s business operations and require the Company to spend significant resources to comply with such act.

The Investment Company Act of 1940 (the “Investment Company Act”) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. Because the value of our interest in BRHC will exceed 40 percent of our unconsolidated assets, excluding cash and government securities, we may meet this threshold definition of investment company. However, the Investment Company Act also excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. We believe that we may satisfy this oil and gas company exception to the definition of investment company after consummation of the BRHC Transaction. If our reliance on the oil and gas company exclusion from the definition of investment company is misplaced, we may be in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the Investment Company Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission.

If in the future the nature of our business changes such that the oil and gas company exception to the threshold definition of investment company is not available to us or if we are unable to rely on the oil and gas company exception because our interest in oil and gas interests is indirect through our ownership in BRHC, we may be deemed to be an investment company under the Investment Company Act. However, Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer's total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Act) having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the Company becomes an inadvertent investment company, and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then we will be required to register as an investment company with the SEC.

The ramifications of becoming an investment company, both in terms of the restrictions it would have on our company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited.

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

Leasehold Properties

As of December 31, 2015, the Company controls approximately 8,100 net acres all in the Bakken and Three Forks trends in North Dakota and Montana. The leases we control have an initial minimum term of three years from the date acquired.

Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2015. Net acreage represents our percentage ownership of gross acreage.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	26,795	5,888	4,812	1,912	31,607	7,800
Montana	760	197	128	112	888	309
Total:	27,555	6,085	4,940	2,024	32,495	8,109

Recent Acreage Acquisitions

In 2015, we acquired leasehold interests covering an aggregate of approximately 9 net mineral acres in our key prospect areas.

Recent Divestitures

In 2015, we sold leasehold interests covering an aggregate of approximately 14 net mineral acres and rights to individual wellbores for total proceeds of $127,348. The proceeds of the sales were applied to reduce the capitalized costs of oil and natural gas properties.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2015 that will expire over the next three fiscal years and thereafter unless production is established within the spacing units covering the acreage prior to the expiration dates:

							Expiring 2019
	Expiring 2016		Expiring 2017		Expiring 2018		and Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
North Dakota	2,903	1,002	840	433	389	355	–	–
Montana	128	112	–	–	–	–	–	–
Total:	3,031	1,114	840	433	389	355	–	–

Of the remaining undeveloped acreage leases that expire in 2016, 2017 and 2018, there are 112 acres, -0- acres and -0- acres, respectively, in which we have options to extend the lease.

During 2015, we had leases encompassing 1,866 net acres expire with carrying costs of approximately $2.0 million that have been transferred to the full cost pool subject to depletion. Of the leases encompassing 1,114 net acres expiring in 2016, we estimate that all of those net acres with carrying costs of approximately $0.7 million will expire prior to the commencement of production activities. Additionally, we have reduced the basis of the leasehold interests of the remaining 788 acres expiring in future periods to reflect the market value of those leasehold interests. The carrying costs of the leasehold interests we estimate will expire in 2016 have also been transferred to the full cost pool and are subject to depletion. We do not believe the acreage expirations are material to our operating plan in future periods.

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2015 and 2014. A net well represents our percentage ownership of a gross well. The Company purchased or participated in the completion of 102 gross (3.07 net) wells in the period ending December 31, 2015 and participated in the completion of 94 gross (3.01 net) wells in the period ended December 31, 2014. The Company had no dry wells drilled in either the year ended December 31, 2015 or 2014. The following table does not include wells in which our interest is limited to overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
North Dakota	344	10.59	242	7.52
Montana	5	0.36	5	0.36
Total:	349	10.95	247	7.88

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of December 31, 2015 and 2014. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and natural gas properties on our balance sheet.

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
North Dakota	–	–	–	–
Montana	–	–	–	–
Total:	–	–	–	–

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Drilling and Other Exploratory and Development Activities

Production History

The following table presents information about our produced oil and gas volumes during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 we were selling oil and natural gas from a total of 349 gross wells (approximately 10.95 net wells) and 247 gross wells (approximately 7.88 net wells), respectively. All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Years Ended December 31,
	2015		2014
Net Production:
Oil (Bbl)	356,678		256,256
Natural Gas (Mcf)	413,678		213,141
Barrel of Oil Equivalent (Boe)	425,625		291,780

Average Sales Prices:
Oil (per Bbl)	$40.85		$78.64
Effect of settled derivatives on average price (per Bbl)	$14.64	(a)	$1.99
Oil net of settled derivatives (per Bbl)	$55.49	(a)	$80.63
Natural Gas (per Mcf)	$1.30		$4.46
Effect of settled derivatives on average price (per Mcf)	$–		$–
Natural gas net of settled derivatives (per Mcf)	$1.30		$4.46
Realized price on a Boe basis, net of derivatives	$47.76	(a)	$74.08

Average Production Costs:
Oil (per Bbl)	$10.18		$10.07
Natural Gas (per Mcf)	$0.33		$0.58
Barrel of Oil Equivalent (Boe)	$8.85		$9.27
(a)	Excludes the effect of derivative settlements prior to their contractual settlement date.

Reserves

We completed our most recent reserve calculations as of December 31, 2015.

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

We have utilized Netherland, Sewell & Associates, Inc. (“NSAI”), an independent reservoir engineering firm, as our third-party engineering firm with the preparation of our December 31, 2015 reserve report. The selection of NSAI was approved by our Audit Committee. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Dan Paul Smith and Mr. John Hattner. Mr. Smith has been practicing consulting petroleum engineering at NSAI since 1980. Mr. Smith is a Licensed Professional Engineer in the State of Texas (License No. 49093) and has over 30 years of practical experience in petroleum engineering and in the estimation and evaluation of reserves. He graduated from Mississippi State University in 1973 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner has been practicing consulting petroleum geology at NSAI since 1991. Mr. Hattner is a Licensed Professional Geoscientist in the State of Texas, Geology, (License No. 559) and has over 30 years of practical experience in petroleum geosciences, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The proved reserves tables below summarize our estimated proved reserves as of December 31, 2015, based upon reports prepared by NSAI. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.

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

Due to the Company’s liquidity position all proven undeveloped reserves not committed to be developed as of December 31, 2015 have been removed from the reserves due to uncertainties about the Company’s ability to fund future development.

	SEC Pricing Proved Reserves(1)
		Natural		Pre-Tax
	Crude Oil	Gas	Total	PV10%
	(barrels)	(Mcf)	(Boe)(2)	Value(3)
PDP Properties	1,969,223	1,913,914	2,288,209	31,444,900
PDNP Properties	–	–	–	–
PUD Properties	42,802	25,118	46,988	352,600
Total Proved Properties	2,012,025	1,939,032	2,335,197	31,797,500

______________________

(1)	The SEC Pricing Proved Reserves table above values crude oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2015 assuming a constant average realized price of $41.34 per barrel of crude oil and a constant average realized price of $1.71 per Mcf of natural gas. The values presented in both tables above were calculated by NSAI.
(2)	Boe are computed based on a conversion ratio of one BOE for each barrel of crude oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)	Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable standardized financial measure. Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes. We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our crude oil and natural gas properties. We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our crude oil and natural gas properties and acquisitions. However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows. Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our crude oil and natural gas reserves. The pre-tax PV10% values of our Total Proved Properties in the tables above differ from the tables reconciling our pre-tax PV10% value on the following page of this Annual Report due to rounding differences in certain tables of NSAI’s reserve report.

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

Based on the results of our December 31, 2015 reserve analysis, our proved reserves decreased approximately 56% from, 5,355,726 Boe at December 31, 2014 to 2,335,197 Boe at December 31, 2015, primarily due to revisions of previous quantity estimates. We incurred approximately $18.1 million of capital expenditures for drilling activities and $0.1 million for acreage and other expenditures during the year ended December 31, 2015, all of which increased our proved developed reserves. No other expenditures materially contributed to the development of proved developed reserves in 2015. As of December 31, 2015, we had 46,988 Boe of proved undeveloped reserves, which is a decrease of 3,282,044 Boe, or 99%, compared with 3,329,032 Boe of proved undeveloped reserves at December 31, 2014. The decrease in proved undeveloped reserves is primarily due to revisions of previous quantity estimates driven by the drop in oil prices, conversion of proved undeveloped reserves to proved developed reserves and removal of proved undeveloped reserves not committed to be developed as of December 31, 2015 due to uncertainties about the Company’s ability to fund future development. During 2015, our progress toward converting proved undeveloped reserves to proved developed reserves included the drilling and completion of 102 gross (3.07 net) undeveloped wells at a total estimated net capital cost of $23.8 million.

During 2015, we had a negative revision of 2,067,486 Boe, or 62%, of our December 31, 2014 estimated proved undeveloped reserves balance. The primary cause for these revisions related to wells that were non-economical due to lower oil prices and wells that were removed due to uncertainties around the Company’s ability to fund future development. The following table details the changes in the quantity of proved undeveloped reserves during the year ended December 31, 2015:

Proved
Undeveloped
Reserves
(Boe)
January 1, 2015	3,329,032
Revisions of previous quantity estimates	(2,067,486)
Extensions, discoveries and other additions	12,148
Sales of reserves in place	–
PUD's converted to PDP's in 2015	(1,226,706)
December 31, 2015	46,988

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Depletion of oil and natural gas properties	$9,278,108	$9,359,952

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $71,272,000 for the year ended December 31, 2015. The Company did not have any impairment of its proved oil and gas properties for the year ended December 31, 2015. The impairment charge affected our reported net income but did not reduce our cash flow. The following table presents our impairment charges for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Impairment of oil and natural gas properties	$71,272,000	$–

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2015 and 2014 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2015
First Quarter	$0.3700	$0.2035
Second Quarter	$0.4000	$0.2200
Third Quarter	$0.2551	$0.1211
Fourth Quarter	$0.1730	$0.0380

Year Ended December 31, 2014
First Quarter	$1.0400	$0.6000
Second Quarter	$0.9250	$0.5420
Third Quarter	$0.9400	$0.6500
Fourth Quarter	$0.7500	$0.1900

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on March 24, 2016 was $0.07 per share.

As of March 24, 2016, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 24, 2016, there were 47,979,990 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, our 2012 Amended and Restated Stock Incentive Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding our 2012 Amended and Restated Stock Incentive Plan as of December 31, 2015:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
7,055,500	$0.44	384,500

For the fiscal years ended December 31, 2015 and 2014, we issued a total of 1,000,000 and 632,500 stock options, respectively, pursuant to our 2012 Amended and Restated Stock Incentive Plan. There were 1,153,334 and 63,500 options cancelled during the years ended December 31, 2015 and 2014, respectively.

Warrants

We didn’t issue any warrants to purchase shares of registered or unregistered common stock for the fiscal years ended December 31, 2015 and 2014. There were 585,000 and 330,000 warrants forfeited or expired during the years ended December 31, 2015 and 2014, respectively.

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2015 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of December 31, 2015, we controlled the rights to mineral leases covering approximately 8,100 net acres for prospective drilling to the Bakken and/or Three Forks formations.

Looking forward, we are in the midst of satisfying the conditions to close on a restructuring transaction with our secured lenders that is described below in “Recent Developments.” We expect to complete such transaction in April 2015. Following such transaction, our focus will be on managing the oil and gas assets that we will continue to have an indirect minority interest in. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks formation that may be acquired with capital from our secured lenders as part of the restructuring terms, existing joint venture partners or other capital providers.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still traded on the OTCQB under the trading symbol “ANFC.”

Overview of 2015 results

During 2015, we had the following financial and operating results:

•	46% production growth compared to 2014;
•	56% decrease in proved reserves on a Boe basis compared to 2014;
•	68% decrease in the value of our SEC Pricing Proved Reserves as determined by our independent reservoir engineering firm;
•	Purchased or participated in the completion of 102 gross (3.07 net) wells;
•	Realized gains from hedges of $11.5 million and had $6.4 million of unrealized losses on the mark-to-market of hedges
•	Ended the year with 0.18 net wells preparing to drill, drilling, awaiting completion, or completing;
•	Realized an average selling price of $40.85 per barrel of oil sold, before the effect of settled derivatives, as compared to $78.64 in 2014, a decrease of 48%;
•	Ended the year with $4.25 million of availability under our Credit Facilities; and
•	Realized $15.6 million of cash flow from operating activities.

Operationally, our 2015 performance reflects a year of successfully executing our strategy of growing production while curtailing investment in new wells beyond our commitments at the beginning of the year. Our proved reserves decreased by 3.0 million Boe, in a large part due to a 99% decrease in proved undeveloped reserves as the drop in the price of oil has made much of our inventory in undeveloped wells uneconomic and we have removed all uncommitted proved undeveloped reserves due to uncertainties about the Company’s ability to fund future development. During 2015, production increased 46% to 425,625 Boe as compared to 2014 production of 291,780 Boe. The increase in 2015 production was driven by a 39% increase in net producing wells from 7.88 net wells at December 31, 2014 to 10.95 net wells at December 31, 2015.

Total revenues from oil and gas sales decreased 28% in 2015 compared to 2014 driven by a decrease in average realized prices on a Boe basis, before the effect of settled derivatives of 51% and offset by a 46% increase in production in 2015 compared to 2014. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

Going Concern Uncertainty

The Company’s liquidity outlook has changed since the third quarter of 2015 due to continued low commodity prices, which are expected to result in significantly lower levels of cash flow from operating activities in the future as the Company’s current commodity derivative contracts expire, and have limited the Company’s ability to access the capital markets. In addition, the Senior Credit Facility is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, are expected to adversely impact the upcoming April redeterminations and will likely have a significant negative impact on the Company’s liquidity.

As a result of these and other factors, the following issues have adversely impacted the Company’s ability to continue as a going concern:

•	the Company’s ability to comply with financial covenants and ratios of its Credit Facilities has been affected by continued low commodity prices. We did not meet our collateral coverage covenant as of December 31, 2015 and, absent a waiver or amendment, failure to meet the collateral coverage and other covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the Company’s existing indebtedness, causing debt of approximately $60.4 million to be immediately due and payable. Based on the Company’s current estimates and expectations for commodity prices in 2016, the Company expects to continue to remain out of compliance with a portion of its restrictive covenants contained in its Credit Facilities throughout 2016 unless those requirements are waived or amended. The Company does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated;

•	any reduction of the borrowing bases under the Company’s Credit Facilities would require mandatory prepayments to the extent existing indebtedness exceeds the new borrowing bases. The Company may not have sufficient cash on hand to be able to make any such mandatory prepayments; and

•	the Company’s ability to make interest payments as they become due and repay indebtedness upon maturities (whether under existing terms or as a result of acceleration) is impacted by the Company’s liquidity. As of February 29, 2016, there was less than $3 million of available borrowing capacity under the Credit Facilities.

As described above in “Recent Developments” we have negotiated a restructuring with Chambers. Our Board believes the terms of the BRHC Transaction are in the best interest of all stakeholders and will permit the stockholders of the Company to preserve an equity stake in the Company which will reflect the value of the assets in BRHC both positively and negatively depending upon the change in commodity prices and well performance going forward. Chambers shall immediately invest $10 million into BRHC to reduce the Cadence Credit Facility debt to levels that are more reasonable in the current commodity price environment, and also commit an additional $20 million to BRHC for general corporate purposes which may be called at the sole discretion of the BRHC Board. This commitment of additional capital by Chambers, totaling $30 million was not feasible for the Company because of the relative lack of capital available from the capital markets and without restructuring the Company’s balance sheet.

The BRHC Transaction also allows the Company’s management team to continue managing the Company’s assets on behalf of BRHC. Furthermore, the management team can focus efforts on acquiring distressed assets in partnership with Chambers, Merced Capital via the existing Merced Black Ridge, LLC joint venture, as well as other potential joint ventures. Our management and Board believe that the opportunity to acquire distressed assets with our partners presents an opportunity for significant value creation for shareholders.

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end crude oil and natural gas prices) of the estimated future net cash flows from our proved crude oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of crude oil and natural gas properties. The risk that we will be required to write down the carrying value of our crude oil and natural gas properties increases when crude oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity. Once recognized, a capitalized ceiling impairment charge to crude oil and natural gas properties cannot be reversed at a later date. The risk that we will experience ceiling test impairment increases when crude oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. During the year ended December 31, 2015 we incurred a non-cash impairment charge of $71,272,000. We did not incur an impairment charge in the 2014. No assurance can be given that we will not experience capitalized ceiling impairment charges in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

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

Results of Operations for the Years Ended December 31, 2015 and 2014.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Oil and gas sales	$15,104,629	$21,102,823
Gain on settled derivatives	11,477,653	511,451
Gain (loss) on the mark-to-market of derivatives	(6,425,345)	7,793,421
Total revenues:	20,156,937	29,407,695

Operating expenses:
Production expenses	3,767,444	2,705,763
Production taxes	1,574,110	2,203,501
General and administrative	3,023,631	2,891,641
Depletion of oil and natural gas properties	9,278,108	9,359,952
Impairment of oil and natural gas properties	71,272,000	–
Accretion of discount on asset retirement obligations	32,574	22,361
Depreciation and amortization	16,295	29,138
Total operating expenses:	88,964,162	17,212,356

Net operating income (loss)	(68,807,225)	12,195,339

Total other income (expense)	(8,122,850)	(5,284,264)

Income (loss) before provision for income taxes	(76,930,075)	6,911,075

Provision for income taxes	6,593,040	(2,559,195)

Net income (loss)	$(70,337,035)	$4,351,880

Oil and Natural Gas Sales

We recognized $15,104,629 in oil and gas sales for the year ended December 31, 2015, compared to oil and gas sales of $21,102,823 for the year ended December 31, 2014, a decrease of $5,998,194, or 28%. Our oil and gas sales are generated from the drilling and development of producing wells. We had 10.95 net producing wells as of December 31, 2015, and an additional 0.18 net wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages, compared to 7.88 net producing wells, and an additional 2.83 net wells that were either in the drilling preparation, drilling, awaiting completion, or completing stages as of December 31, 2014.

Included in the revenues for the year ended December 31, 2015 were revenues of approximately $1,170,000 related to production from prior fiscal years for the Dahl Federal. Recognition of the Dahl Federal revenues was delayed until title issues related to riparian rights in the Missouri River were resolved.

Derivatives

We had gains on settled derivatives of $11,477,653 and $511,451 for the years ended December 31, 2015 and 2014, respectively.

We had a mark-to-market derivative loss of $6,425,345 in 2015 and a mark-to-market derivative gain of $7,793,421 in 2014, resulting in a net derivative asset of $1,154,400 as of December 31, 2015.

Expenses:

Production Expenses

Production expenses were $3,767,444 and $2,705,763 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,061,681, or 39%. Our production expenses are greater in the comparative period due to our 46% increase in production on a Boe basis comparing 2015 over 2014. On a per Boe basis, production expenses decreased from $9.27 per Boe to $8.85 per Boe, primarily due to decreased water disposal costs, particularly in the latter half of 2015 as the low water cut on the Teton project wells helped drive a decrease in water disposal costs per Boe.

Production Taxes

Production taxes were $1,574,110 and $2,203,501 for the year ended December 31, 2015 and 2014, respectively, a decrease of $629,391, or 29%. Production taxes are based on realized oil and gas sales. Production taxes represent 10.4% and 10.4% of oil and gas sales, respectively for 2015 and 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $3,023,631, compared to $2,891,641 for the year ended December 31, 2014. The increase for 2015 as compared to 2014 was $131,990, or 5%, and is primarily attributed to salary increases. On a per Boe basis, general and administrative expenses decreased 28% from $9.91 per Boe produced in 2014 to $7.10 per Boe produced in 2015, as our general and administrative costs grew at a far slower rate than our production.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $9,278,108 for the year ended December 31, 2015, compared to $9,359,952 for the year ended December 31, 2014, a decrease of $81,844, or 1%. The decrease was due primarily to decreases in the depreciable cost pool due to impairment losses offset by increases in production. On a per Boe basis, depletion expense decreased 32% from $32.08 per Boe produced in 2014 to $21.80 per Boe produced in 2015, as the impairment reduced the cost pool used for calculating depreciation.

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $71,272,000 or $167.45 per Boe for the year ended December 31, 2015. The Company did not have any impairment of its proved oil and gas properties for the year ended December 31, 2014. The impairment charge affected our reported net income but did not reduce our cash flow.

Accretion of Discount on Asset Retirement Obligations

Expenses for accretion of our discount on asset retirement obligation for the year ended December 31, 2015 was $32,574, compared to $22,361 for the year ended December 31, 2014.

Depreciation

Depreciation expense for the year ended December 31, 2015 was $16,295, compared to $29,138 for the year ended December 31, 2014.

Other Income and (Expenses)

Other income and (expenses) for the year ended December 31, 2015, resulted in a net expense of $8,122,850, compared to a net expense of $5,284,264 for the year ended December 31, 2014, resulting in a net increase of $2,838,586, or 54%.

The net other income and (expenses) for the year ended December 31, 2015, consisted of $13,398 of other income and $8,136,248 of interest expense. Interest expense includes $1,645,749 of amortized warrant costs, $751,019 of amortized loan origination costs and $426,734 of amortized original issue discounts, and was reduced by $362,075 of capitalized interest costs. The amortization of warrant costs, loan origination costs and original issue discounts was accelerated in 2015 to expense the remaining balances as of December 31, 2015 as the Company was in default of its loan agreements and the balances are now due on demand.

The net other income and (expenses) for the year ended December 31, 2014, consisted of $972 of interest income and $5,285,236 of interest expense. Interest expense includes $628,125 of amortized warrant costs, $326,258 of amortized loan origination costs and $144,904 of amortized original issue discounts, and was reduced by $372,673 of capitalized interest costs.

Provision for Income Taxes

We had an income tax benefit of $6,593,040 for the year ended December 31, 2015, compared to an income tax expense of $2,559,195 for the year ended December 31, 2014. The tax benefits for the year ended December 31, 2015 was primarily driven by the Company’s loss before provision for income taxes of $76,930,075. The tax expense for the year ended December 31, 2014 was primarily driven by the Company’s income before provision for income taxes of $6,911,075.

Net Income (Loss)

The net loss for 2015 was $70,337,035, compared to net income in 2014 of $4,351,880. Operating income (loss), consisting of total revenue less operating expenses, was $(68,807,255) and $12,195,339 in 2015 and 2014, respectively. In 2015 the loss is dominated by the impairment charge of $71,272,000. In 2014, the mark-to-market gains on derivatives amounted to $7,793,421 and realized gains on settled derivatives were $511,451, and contributed significantly to the increase in operating income. Adding to the operating loss in 2015 and offsetting the increase in operating income 2014, interest expense increased $2,851,012, as we funded a portion of well development and property acquisitions through increases in our debt. The income tax benefit of $6,593,040 reduced out net loss in 2015, while the income tax expense of $2,559,195 decreased our net income in 2014.

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

	Years Ended December 31,
	2015	2014
Net income (loss)	$(70,337,035)	$4,351,880
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax(a)	5,847,345	(4,909,421)
Impairment of oil and gas properties, net of tax (b)	64,858,000	–
Adjusted net income (loss)	$368,310	$(557,541)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	49,179,725

Net income (loss) per common share - basic	$(1.47)	$0.09
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax	0.12	(0.10)
Impairment of oil and gas properties, net of tax	1.35	–
Adjusted net income (loss) per common share - basic	$–	$(0.01)

Net income (loss) per common share - fully diluted	$(1.47)	$0.09
Subtract:
Loss (gain) on mark-to-market of derivatives, net of tax	0.12	(0.10)
Impairment of oil and gas properties, net of tax	1.35	–
Adjusted net income (loss) per common share - fully diluted	$–	$(0.01)

(a)Adjusted to reflect tax (expense) benefit, computed based on our effective tax rates of approximately 9% in 2015 and 37% 2014, of $578,000 and $(2,884,000) respectively, for the years ended December 31, 2015 and 2014.

(b)Adjusted to reflect tax benefit, computed based on our effective tax rate of approximately 9% in 2015, of $6,414,000, for the year ended December 31, 2015.

	Years Ended December 31,
	2015	2014
Net income (loss)	$(70,337,035)	$4,351,880
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	6,490,499	4,656,069
Income tax provision	(6,593,040)	2,559,195
Depreciation, depletion, and amortization	9,294,403	9,389,090
Impairment of oil and gas properties	71,272,000	–
Accretion of abandonment liability	32,574	22,361
Share-based compensation and expense	2,269,449	1,207,114
Losses (gains) on the mark-to-market of derivatives	6,425,345	(7,793,421)

Adjusted EBITDA	$18,854,195	$14,392,288

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2015 and 2014.

	December 31,
	2015	2014
Current Assets	$6,457,840	$9,448,043

Current Liabilities	$68,312,897	$10,348,697

Working Capital	$(61,855,057)	$(900,654)

As of December 31, 2015 we had negative working capital of $61,855,057, including $60,350,629 of debt that has been reclassified to a current liability as it is in default.

The following table summarizes our cash flows during the years ended December 31, 2015 and 2014, respectively.

	Years Ended
	December 31,
	2015	2014
Net cash provided by operating activities	$15,620,168	$8,941,815
Net cash used in investing activities	(20,586,656)	(29,143,086)
Net cash provided by financing activities	5,100,000	19,145,606

Net change in cash and cash equivalents	$133,512	$(1,055,665)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $15,620,168 and $8,941,815 for the years ended December 31, 2015 and 2014, respectively, an increase of $6,678,353. The increase was primarily due to increased operating cash generated from realized gains on mark-to-market of derivatives of $11,477,653 on 2015 as compared $511,451 in 2014. Changes in current assets and liabilities resulted in an increase in cash of approximately $785,176 in 2015 and a decrease in cash of $2,370,769 in 2014, a net increase of $3,155,945 for 2015 as compared to 2014.

Net cash used in investing activities was $20,586,656 and $29,143,086 for the years ended December 31, 2015 and 2014, respectively, a decrease of $8,556,430. The decrease was primarily due to a decrease in purchases and development of oil and natural gas properties of $4,025,403. Purchases of oil and natural gas properties in 2015 amounted to $102,928 and we paid $20,611,076 in well development costs. Purchases of oil and natural gas properties in 2014 amounted to $3,164,469 and we paid $21,574,938 in well development costs. In 2015 we received proceeds from the sale of oil and natural gas properties of $127,348. Investing activity in 2014 included advances of $5,822,086 to operators for future well development and proceeds from the sale of oil and natural gas properties of $1,441,929.

Net cash provided from financing was $5,100,000 and $19,145,606 for the years ended December 31, 2015 and 2014, respectively, a decrease of $14,045,606. We drew $5,150,000 and $19,400,000, net of repayments, on our credit facilities in 2015 and 2014, respectively. We paid $50,000 and $254,394 in debt issuance costs in 2015 and 2014, respectively.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $32 million as of December 31, 2015. The next scheduled borrowing base amount determination date is April 1, 2016. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $27.75 million and $22.6 million outstanding under the Senior Credit Agreement as of December 31, 2015 and December 31, 2014, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through December 31, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of December 31, 2015 and December 31, 2014, respectively.

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

The Company was out of compliance with its collateral coverage ratio as of December 31, 2015. The Company is in compliance with all other covenants, as amended, for the period ending December 31, 2015.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $1,645,749 and $628,195 was amortized during the years ended December 31, 2015 and 2014. Amortization was accelerated in 2015 to fully amortize the remaining balance. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of December 31, 2015. As part of the BRHC Transaction described below, these warrants will be cancelled.

BRHC Transaction

As described above in “Recent Developments,” on March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC will issue a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility shall be automatically retired and cancelled. The closing of the BRHC Transaction is subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. The Company is currently in the process of preparing to satisfy both conditions.

The terms of the Class A Units of BRHC will be set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which will be effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, will be made as follows:

•	First, 100% to the Class A Members, pro rata, until each Class A Member has received distributions in aggregate totaling the then Class A Preference, which is an amount equal to a 10.0% internal rate of return on the invested capital amount.
•	Second, 90% to the Class A Members, pro rata, and 10% to the Class B Members, pro rata, until such time as the aggregate distributions to Chambers equals 250% of the capital contribution of its Class A Units.
•	Third, 80% to the Class A Members, pro rata, and 20% to the Class B Members, pro rata.

BRHC will be managed by the BRHC Board, which will be responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The initial BRHC Board will be comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

In addition, under the LLC Agreement, Chambers will commit to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers shall fund $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which shall be used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, may be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period shall be the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

The Company will be granted 1,000,000 Class B Units in BRHC at the Closing of the BRHC Transaction. At the discretion of the BRHC’s Board of Managers, the Company may be granted additional Class B Units in BRHC, and in turn, the Company may transfer such Class B Units to certain members of the Company's management. Subject to certain conditions, the Class B Units will entitle the holders to participate in any future distributions of BRHC after distributions equal to the capital contributions and preferred return have been made to the holders of Class A Units of BRHC.

At the closing of the BRHC transaction, the Company will enter into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company will provide services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company will be paid a fee under the Management Services Agreement intended to cover the costs of providing such services and will be reimbursed for certain third party expenses. The term of the Management Services Agreement commences on the closing of the BRHC Transaction and continues indefinitely, unless terminated. The Management Services Agreement will provide termination provisions upon reasonable notice for both the BRHC and the Company as well as upon a change of control, provided that if the Management Services Agreement is terminated before January 1, 2017 that BRHC shall pay the Company a termination fee equal to the amount that would have been paid if the Management Services Agreement was in place until January 1, 2017.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2015, our balance of cash and cash equivalents was $228,194. Presuming the BRHC Transaction closes, our plan for satisfying our cash requirements for the next twelve months is through the terms of our management agreement.

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

Contractual obligations and commitments

The following table summarizes our obligations and commitments as of December 31, 2015 to make future payments under certain contracts, aggregated by category of obligation, for specified time periods:

	Payment Due by Period
Contractual	Less than			More than
Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Senior Credit Facility	$27,750,000	$–	$–	$–	$27,750,000
Subordinated Credit Facility	30,000,000	–	–	–	30,000,000
Cash Interest Expense on Debt (1)	4,409,067	1,753,325	–	–	6,162,392
PIK interest (2)	3,928,829	684,257	–	–	4,613,086
AFE Commitments (3)	966,808	–	–	–	966,808
Total	$67,054,704	$2,437,582	$–	$–	$69,492,286

(1) Cash Interest on Senior Credit Facility and Subordinated Credit Facility is estimated assuming:

a) principal repayment on December 31, 2015, prior to maturity date as an event of default accelerates maturity;

b) interest rate in effect as of December 31, 2016 remains in effect throughout life of loan to contractual maturity date; and

c) includes unused commitment fees and loan maintenance fees.

(2) PIK on Subordinated Credit Facility of 4% paid on December 31, 2016, prior to maturity date as an event of default accelerates maturity.

(3) Additional commitments on our Authorization for Expenditures (“AFE”) not accrued as of December 31, 2015.

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

Significant changes in the number of employees

As of December 31, 2015, we had eight employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and five other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors. Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. Our revenue during 2015, generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

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

The Company’s derivative contracts are settled based on reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing. The following table reflects open commodity swap contracts as of December 31, 2015, the associated volumes and the corresponding fixed price.

Oil	Fixed
Settlement Period	(Barrels)	Price
Swaps-Crude Oil
April 1, 2016 – May 31, 2016	10,000	$90.36
April 1, 2016 – May 31, 2016	4,000	$88.15
April 1, 2016 – May 31, 2016	15,000	$62.88

As of December 31, 2015, we had a total volume on open commodity swaps of 29,000 barrels at a weighted average price of approximately $75.84.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2015, by year with associated volumes.

Weighted Average Price of
Open Commodity Swap Contracts
		Weighted
	Volumes	Average
Year	(Bbl)	Price
2016	29,000	$75.84

In addition to the open commodity swap contracts, we have entered into costless collar contracts. The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by us related to the costless collar contracts. The following table reflects open costless collar contracts as of December 31, 2015.

	Oil	Floor/Ceiling
Term	(Barrels)	Price	Basis
Costless Collars – Crude Oil
April 1, 2016 – May 31, 2016	3,334	$80.00/$89.50	NYMEX

Derivative Liquidations

On September 24, 2015, the Company settled all its 2017 and 2018 derivative contracts and the majority of its 2016 derivative contracts prior to the expiration of their contractual maturities, resulting in the receipt of cash proceeds totaling $6,255,000. The resulting gain is included in gain (loss) on settled derivatives for the year ended December 31, 2015.

Interest Rate Risk

Our credit facilities are tied to LIBOR if and when the associated LIBOR rate goes above 1%. As a result, changes in interest rates can impact our financial results and cash flows. A 1% increase in short-term interest rates on our floating-rate debt as of December 31, 2015 would cost us approximately $600,000 in additional interest expense annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Ridge Oil & Gas, Inc.

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Ridge Oil & Gas, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, due to the declining value of oil and gas reserves the Company has failed to comply with debt covenants and has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2016

BLACK RIDGE OIL & GAS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$228,194	$94,682
Derivative instruments, current	1,154,400	3,571,803
Accounts receivable	5,038,146	5,740,171
Prepaid expenses	37,100	41,387
Total current assets	6,457,840	9,448,043

Property and equipment:
Oil and natural gas properties, full cost method of accounting
Proved properties	131,168,906	112,418,105
Unproved properties	10,394	591,121
Other property and equipment	139,004	139,004
Total property and equipment	131,318,304	113,148,230
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(99,468,927)	(18,902,524)
Total property and equipment, net	31,849,377	94,245,706

Derivative instruments, long term	–	4,007,942
Debt issuance costs, net	–	701,019

Total assets	$38,307,217	$108,402,710

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,906,438	$10,291,262
Accrued expenses	55,830	57,435
Current portion of revolving credit facility and long term debt	60,350,629	–
Total current liabilities	68,312,897	10,348,697

Asset retirement obligations	368,089	286,804
Revolving credit facility and long term debt, net of discounts of $-0- and $2,072,483, respectively, net of current portion	–	51,834,603
Deferred tax liability	–	6,593,040

Total liabilities	68,680,986	69,063,144

Commitments and contingencies (See note 17)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	34,275,414	33,651,714
Retained earnings (accumulated deficit)	(64,697,163)	5,639,872
Total stockholders' equity	(30,373,769)	39,339,566

Total liabilities and stockholders' equity	$38,307,217	$108,402,710

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2015	2014
Oil and gas sales	$15,104,629	$21,102,823
Gain on settled derivatives	11,477,653	511,451
Gain (loss) on the mark-to-market of derivatives	(6,425,345)	7,793,421
Total revenues	$20,156,937	$29,407,695

Operating expenses:
Production expenses	3,767,444	2,705,763
Production taxes	1,574,110	2,203,501
General and administrative	3,023,631	2,891,641
Depletion of oil and natural gas properties	9,278,108	9,359,952
Impairment of oil and natural gas properties	71,272,000	–
Accretion of discount on asset retirement obligations	32,574	22,361
Depreciation and amortization	16,295	29,138
Total operating expenses	88,964,162	17,212,356

Net operating income (loss)	(68,807,225)	12,195,339

Other income (expense):
Other income	13,398	–
Interest income	–	972
Interest (expense)	(8,136,248)	(5,285,236)
Total other income (expense)	(8,122,850)	(5,284,264)

Income (loss) before provision for income taxes	(76,930,075)	6,911,075

Provision for income taxes	6,593,040	(2,559,195)

Net income (loss)	$(70,337,035)	$4,351,880

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	49,179,725

Net income (loss) per common share - basic	$(1.47)	$0.09
Net income (loss) per common share - fully diluted	$(1.47)	$0.09

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

						Retained	Total
					Additional	Earnings	Stockholders'
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2013	–	$–	47,979,990	$47,980	$33,072,795	$1,287,992	$34,408,767

Common stock options granted for services to employees	–	–	–	–	578,919	–	578,919

Net income for the year ended December 31, 2014	–	–	–	–	–	4,351,880	4,351,880

Balance, December 31, 2014	–	$–	47,979,990	$47,980	$33,651,714	$5,639,872	$39,339,566

Common stock options granted for services to employees	–	–	–	–	623,700	–	623,700

Net loss for the year ended December 31, 2015	–	–	–	–	–	(70,337,035)	(70,337,035)

Balance, December 31, 2015	–	$–	47,979,990	$47,980	$34,275,414	$(64,697,163)	$(30,373,769)

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(70,337,035)	$4,351,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion of oil and gas properties	9,278,108	9,359,952
Depreciation and amortization	16,295	29,138
Amortization of debt issuance costs	751,019	326,258
Accretion of discount on asset retirement obligations	32,574	22,361
Loss (gain) on the mark-to-market of derivatives	6,425,345	(7,793,421)
Accrued payment in kind interest applied to long term debt	1,293,543	1,105,203
Amortization of original issue discount on debt	426,734	144,904
Amortization of debt discounts, warrants	1,645,749	628,195
Common stock options issued to employees and directors	623,700	578,919
Deferred income taxes	(6,593,040)	2,559,195
Impairment of oil and natural gas properties	71,272,000	–
Decrease (increase) in current assets:
Accounts receivable	702,025	(2,834,704)
Prepaid expenses	4,287	(15,245)
Increase (decrease) in current liabilities:
Accounts payable	80,469	426,558
Accrued expenses	(1,605)	52,622
Net cash provided by operating activities	15,620,168	8,941,815

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or swap of oil and natural gas properties	127,348	1,441,929
Purchases of oil and natural gas properties and development capital expenditures	(20,714,004)	(24,739,407)
Advances to operators	–	(5,822,086)
Purchases of other property and equipment	–	(23,522)
Net cash used in investing activities	(20,586,656)	(29,143,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	16,050,000	29,800,000
Repayments on revolving credit facilities	(10,900,000)	(10,400,000)
Debt issuance costs	(50,000)	(254,394)
Net cash provided by financing activities	5,100,000	19,145,606

NET CHANGE IN CASH	133,512	(1,055,665)
CASH AT BEGINNING OF PERIOD	94,682	1,150,347
CASH AT END OF PERIOD	$228,194	$94,682

SUPPLEMENTAL INFORMATION:
Interest paid	$4,382,262	$3,401,028
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$(2,465,293)	$1,410,995
Advances to operators applied to purchase of oil and gas properties	$–	$6,036,748
Advances to operators reclassified to accounts receivable	$–	$1,000,000
Capitalized asset retirement costs, net of revision in estimate	$48,711	$103,778

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company had no cash equivalents on hand as of December 31, 2015 and December 31, 2014.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company didn’t have any funds in excess of FDIC insured limits at December 31, 2015 and 2014. The Company has not experienced any losses in such accounts.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $50,000 and $254,394 of debt issuance costs during the years ended December 31, 2015 and 2014, respectively, of which the unamortized balance of debt issuance costs at December 31, 2015 and 2014 was $0 and $701,019, respectively. Amortization of debt issuance costs charged to interest expense was $751,019 and $326,258 for the years ended December 31, 2015 and 2014, respectively. When a loan is paid in full or becomes due on demand due to a default on the loan, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2015. We have recognized depreciation expense on these website costs of $257 and $15,380 for the years ended December 31, 2015 and 2014, respectively.

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $16,295 and $29,138 for the years ended December 31, 2015 and 2014, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2015 and 2014, respectively:

	Years Ended December 31,
	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$–	$61,861
Capitalized Interest Costs	362,075	372,673
Total	$362,075	$434,534

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. During the year ended December 31, 2015, the Company sold approximately 14 net acres and rights to individual well bores for total proceeds of $127,348. During the year ended December 31, 2014, the Company sold approximately 502 net acres for total proceeds of $1,441,929. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Capitalized costs of oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. The Company recognized impairments of oil and gas properties of $71,272,000 in the year ended December 31, 2015. No impairment was recognized during the year ended December 31, 2014.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Concentrations

Our revenue is solely derived from oil and gas sales to various purchasers, the market for which has very inelastic demand. Due to this, we do not consider any purchasers to represent a material concentration to our sales for the years ended December 31, 2015 or 2014, as we believe any of our customers could easily be replaced.

Since we do not operate any of our wells, we depend on our drilling partner operators to perform the drilling and other operating activities required for all sales of oil and gas. These operators are also responsible for remitting to us our revenue proceeds and billing us for drilling costs and lease operating expenses incurred. We had material concentrations of accounts receivable owed from four (4) and four (4) operators during the years ended December 31, 2015 and 2014, respectively, representing 70% and 56% of total oil and gas revenues and 73% and 49% of total oil and gas accounts receivable as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had 10.95 and 7.88 net producing wells, respectively. As of December 31, 2015 and 2014, these operating partners operated 56% and 52% of the net producing wells, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
Weighted average common shares outstanding – basic	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	1,199,735
Weighted average common shares outstanding – diluted	47,979,990	49,179,725

For 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 15,603,375 and 13,683,209 as of December 31, 2015 and 2014, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $623,700 and $578,919 for the years ended December 31, 2015 and 2014, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date," which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has chosen to adopt this pronouncement beginning with the issuance of this report due to the applicability to our current condition.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs," that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company elected early application of this ASU as of December 31, 2015, and has applied its provisions prospectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations resulting in an accumulated deficit of ($64,697,163), as of December 31, 2015, the Company’s current liabilities exceeded its current assets by $61,855,057, which includes the current classification of all of the Company’s debt, and its total liabilities exceeded its total assets by $30,373,769. As of December 31, 2015, the Company is out of compliance with the collateral coverage ratio covenant contained in both its Senior Secured Facility and Subordinated Credit Facility which constitutes an event of default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". The Company has chosen to adopt this pronouncement beginning with the issuance of this report due to the applicability to our current condition. The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures.

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC will issue a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility shall be automatically retired and cancelled. The closing of the BRHC Transaction is subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. The Company is currently in the process of preparing to satisfy both conditions.

The terms of the Class A Units of BRHC will be set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which will be effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, will be made as follows:

•	First, 100% to the Class A Members, pro rata, until each Class A Member has received distributions in aggregate totaling the then Class A Preference, which is an amount equal to a 10.0% internal rate of return on the invested capital amount.
•	Second, 90% to the Class A Members, pro rata, and 10% to the Class B Members, pro rata, until such time as the aggregate distributions to Chambers equals 250% of the capital contribution of its Class A Units.
•	Third, 80% to the Class A Members, pro rata, and 20% to the Class B Members, pro rata.

BRHC will be managed by the BRHC Board, which will be responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The initial BRHC Board will be comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, under the LLC Agreement, Chambers will commit to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers shall fund $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which shall be used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, may be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period shall be the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

The Company will be granted 1,000,000 Class B Units in BRHC at the Closing of the BRHC Transaction. At the discretion of the BRHC’s Board of Managers, the Company may be granted additional Class B Units in BRHC, and in turn, the Company may transfer such Class B Units to certain members of the Company's management. Subject to certain conditions, the Class B Units will entitle the holders to participate in any future distributions of BRHC after distributions equal to the capital contributions and preferred return have been made to the holders of Class A Units of BRHC.

At the closing of the BRHC Transaction, the Company will enter into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company will provide services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company will be paid a fee under the Management Services Agreement intended to cover the costs of providing such services and will be reimbursed for certain third party expenses. The term of the Management Services Agreement commences on the closing of the BRHC Transaction and continues indefinitely, unless terminated. The Management Services Agreement will provide termination provisions upon reasonable notice for both the BRHC and the Company as well as upon a change of control, provided that if the Management Services Agreement is terminated before December 31, 2016 that BRHC shall pay the Company a termination fee equal to the amount that would have been paid if the Management Services Agreement was in place until December 31, 2016.

The Company believes that the BRHC Transaction and related actions will allow the Company to continue as a manager of the oil and gas assets in which we will continue to have an indirect minority interest. In addition, it will give us the flexibility to pursue distressed asset acquisitions in the Bakken and/or Three Forks formation that may be acquired with capital from our secured lenders as part of the restructuring terms, existing joint venture partners or other capital providers.

However, the BRHC Transaction has not closed as of the date of this report and certain conditions remain to be met prior to closing. ASU 2014-15 does not allow the Company to consider a plan when evaluating going concern uncertainties until that plan has been fully implemented. As the Company’s plans are not fully implemented, there remains substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Joint Venture

On July 20, 2015, the Company signed a definitive agreement with an affiliate of Merced Capital (“Merced”) to form a joint venture that will acquire and develop Williston Basin non-operated assets. The joint venture will be funded by Merced with an initial investment target of $50 Million. Investments will be subject to Merced approval, and will be managed by the Company.

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

We have not yet commenced operations pursuant to this joint venture.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – Dahl Federal Recognition

During the second quarter of 2015, we recognized well costs, revenues and expenses related to the Dahl Federal 2-15H (Dahl Federal) back to the inception of the well in 2012. The Company acquired the lease for mineral rights for the acreage related to the Dahl Federal from the State of North Dakota on February 7, 2012 for 110 acres or an 8.7% working interest in the Dahl Federal well that spud on January 6, 2012. The acreage we purchased lies within the riverbed of the Missouri River and there had been third-party litigation ongoing in the State of North Dakota pertaining to the state’s ownership claim to similar riparian acreage. We had signed an AFE for the well and the operator agreed to retroactively honor the AFE if the state was successful in defending its ownership claim. As the ownership of our acreage was not certain, we determined we could not recognize the well costs, revenues and expenses until the ownership questions were resolved. In April of 2015, after a North Dakota Supreme Court ruling in favor of the State and subsequent consensus by numerous parties as to the proper survey to be used in determining the high water mark of the Missouri River, the State of North Dakota began requesting payment of royalties for wells under similar circumstances from other operators. Because we believe the ownership questions have now been resolved, we capitalized all well costs since the well’s inception, and have recognized revenues and expenses from the Dahl Federal’s first production in May of 2012. We have capitalized $927,312 of well costs related to the original AFE and subsequent improvements. We recognized $1,170,236 of oil and gas revenues, $75,359 of operating expenses and $130,014 of production taxes during the year ended December 31, 2015 related to production prior to 2015 in addition to actual revenue and expenses for the period.

Note 6 – Related Party

During the years ended December 31, 2015 and 2014, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 14 below.

Other Related Party Transactions

We currently lease office space on a month to month basis where the lessor is an entity owned by our Chairman of the Board of Directors, Bradley Berman for 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. As of December 31, 2015 the base rent is $2,344 per month. We have paid a total of $69,703 and $69,300 to this entity during the years ended December 31, 2015 and 2014, respectively.

Note 7 – Property and Equipment

Property and equipment December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
Oil and natural gas properties, full cost method:
Evaluated costs	$131,168,906	$112,418,105
Unevaluated costs, not subject to amortization or ceiling test	10,394	591,121
	131,179,300	113,009,226
Other property and equipment	139,004	139,004
	131,318,304	113,148,230
Less: Accumulated depreciation, amortization, depletion and impairments	(99,468,927)	(18,902,524)
Total property and equipment, net	$31,849,377	$94,245,706

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table shows depreciation, depletion and amortization expense by type of asset:

	Years Ended
	December 31,
	2015	2014
Depletion of costs for evaluated oil and natural gas properties	$9,278,108	$9,359,952
Depreciation and amortization of other property and equipment	16,295	29,138
Total depreciation, amortization and depletion	$9,294,403	$9,389,090

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded non-cash ceiling test impairments of $71,272,000 for the year ended December 31, 2015. The Company did not have any impairment of its proved oil and gas properties for the year ended December 31, 2014. The impairment charges affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 8 – Oil and Natural Gas Properties

The following tables summarize gross and net productive oil wells by state at December 31, 2015 and 2014. A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
North Dakota	344	10.58	242	7.51
Montana	5	0.37	5	0.37
	349	10.95	247	7.88

The Company’s oil and natural gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of December 31, 2015 and 2014, our principal oil and gas assets included approximately 8,100 and 10,000 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and natural gas properties for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Purchases of oil and natural gas properties and development costs for cash	$20,714,004	$24,739,407
Purchase of oil and natural gas properties accrued at year-end	6,899,503	9,364,796
Purchase of oil and natural gas properties accrued at the beginning of the year	(9,364,796)	(7,953,801)
Advances to operators applied to development of oil and natural gas properties	–	6,036,748
Capitalized asset retirement obligations	48,711	103,778
Total purchase and development costs, oil and natural gas properties	$18,297,422	$32,290,928

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

2015 Acquisitions

During 2015, the Company purchased approximately 9 net mineral acres of oil and natural gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During 2015, the Company sold approximately 14 net mineral acres of oil and natural gas properties and rights to individual well bores in North Dakota for total proceeds of $127,348. No gain or loss was recorded pursuant to the sales.

2014 Acquisitions

During 2014, the Company purchased approximately 374 net mineral acres of oil and natural gas properties in North Dakota and Montana. In consideration for the assignment of these mineral leases, we paid the sellers a total of approximately $3,102,568.

2014 Divestitures

During 2014, the Company sold approximately 502 net mineral acres of oil and natural gas properties and rights to individual well bores in North Dakota for total proceeds of $1,441,929. No gain or loss was recorded pursuant to the sales.

Undeveloped Acreage Expirations

During 2015 and 2014, we had leases encompassing 1,866 and 4,202 net acres, respectively; expire with carrying costs of $1,982,674 and $6,198,163, respectively that have been transferred to the full cost pool subject to depletion. We estimate that approximately 1,114 net acres with carrying costs of approximately $689,000 will expire prior to the commencement of production activities during 2016. The carrying costs of these leases, including those which we estimate will expire in 2016 have also been transferred to the full cost pool and are subject to depletion and ceiling test impairments. Additionally, approximately $285,000 of carrying cost related relating to leasehold interests expiring in 2017 and 2018 were transferred to the full cost pool due to impairments in the market value of the leasehold assets and were also subject to depreciation and ceiling test impairments.

Note 9 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Beginning asset retirement obligation	$286,804	$160,665
Liabilities incurred for new wells placed in production	48,711	103,778
Accretion of discount on asset retirement obligations	32,574	22,361
Ending asset retirement obligation	$368,089	$286,804

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Derivative Instruments

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

As of December 31, 2015, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
	Oil	Fixed
Settlement Period	(Barrels)	Price
April 1, 2016 – May 31, 2016	10,000	$90.36
April 1, 2016 – May 31, 2016	4,000	$88.15
April 1, 2016 – May 31, 2016	15,000	$62.88

Crude Oil Costless Collars

	Oil	Floor/Ceiling
Settlement Period	(Barrels)	Price	Basis
April 1, 2016 – May 31, 2016	3,334	$80.00/$89.50	NYMEX

As of December 31, 2015, the Company had total volume on open commodity swaps of 29,000 barrels at a weighted average price of approximately $75.84.

Derivative Liquidations

On September 24, 2015, the Company settled all its 2017 and 2018 derivative contracts and the majority of its 2016 derivative contracts prior to the expiration of their contractual maturities, resulting in the receipt of cash proceeds totaling $6,255,000. The resulting gain is included in realized gain on derivatives for the year ended December 31, 2015.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Years Ended
	December 31,
	2015	2014
Realized gain on derivatives:
Crude oil fixed price swaps	$10,325,126	$511,451
Crude oil collars	1,152,527	–
Realized gain on derivatives, net	$11,477,653	$511,451

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(5,669,678)	$6,827,126
Crude oil collars	(755,667)	966,295
Gain (loss) on the mark-to-market of derivatives, net	$(6,425,345)	$7,793,421

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

	December 31, 2015			December 31, 2014
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$1,154,417	$(17)	$1,154,400	$7,620,896	$(41,151)	$7,579,745

	December 31, 2015			December 31, 2014
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	liabilities	amounts of	offset	liabilities
	recognized	on balance	on balance	recognized	on balance	on balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
Commodity derivative liabilities	$–	$–	$–	$–	$–	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	December 31,
	2015	2014
Derivative assets	$1,154,400	$3,571,803
Noncurrent derivative assets	–	4,007,942
Net amount of assets on the balance sheet	1,154,400	7,579,745

Derivative liabilities	–	–
Noncurrent derivative liabilities	–	–
Net amounts of liabilities on the balance sheet	–	–
Total derivative assets, net	$1,154,400	$7,579,745

Note 11 – Fair Value of Financial Instruments

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$228,194	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	1,154,400	–
Total assets	228,194	1,154,400	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	60,350,629	–
Total Liabilities	–	60,350,629	–
	$228,194	$(59,196,229)	$–

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$94,682	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	7,579,745	–
Total assets	94,682	7,579,745	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	51,834,603	–
Total Liabilities	–	51,834,603	–
	$94,682	$(44,254,858)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2015 and 2014.

Level 2 liabilities include revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2015 and 2014.

Note 12 – Revolving Credit Facilities and Long Term Debt

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $32 million as of December 31, 2015, of which $27.75 million was borrowed and outstanding as of December, 2015. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $27.75 million and $22.6 million outstanding under the Senior Credit Agreement as of December 31, 2015 and 2014, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through December 31, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of December 31, 2015 and 2014, respectively.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending December 31, 2015, except as noted below under “Covenant Violations”.

Covenant Violations

The Company was out of compliance with the collateral coverage ratio as of December 31, 2015. Additionally, the audit report the Company received with respect to its financial statements contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under both its Senior Credit Facility and Subordinated Credit Facility. See Note 3, “Going Concern”, for additional information. As such, both the Senior Credit Facility and the Subordinated Credit Facility are in default and are classified on the balance sheet as current liabilities.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $1,645,749 and $628,195 was amortized during the years ended December 31, 2015 and 2014. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of December 31, 2015. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of December 31, 2015 and 2014, respectively:

	December 31,
	2015	2014
Senior Revolving Credit Facility, Cadence Bank, N.A.	$27,750,000	$22,600,000
Subordinated Credit Agreement, Chambers	30,000,000	30,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	2,600,629	1,307,086

Total credit facilities and long term debts	60,350,629	53,907,086
Less: Unamortized OID	–	(426,734)
Less: Unamortized debt discount attributable to warrants	–	(1,645,749)
Total credit facilities and long term debts, net of discounts	60,350,629	51,834,603
Less: current maturities(1)	(60,350,629)	–

Long term portion of credit facilities and long term debts	$–	$51,834,603
(1)	Due to existing and anticipated covenant violations, the Company’s Senior Credit Facility and Subordinated Credit Facility were classified as current at December 31, 2015.

Net proceeds of $29.4 million were received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $426,734 and $144,904 was amortized during the years ended December 31, 2015 and 2014, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $-0- as of December 31, 2015 as the amortization was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

The following presents components of interest expense for the years ended December 31, 2015 and 2014, respectively:

	Years Ended December 31,
	2015	2014
Credit Facilities, accrued PIK interest	$1,293,543	$1,105,203
Credit Facilities, amortization of OID	426,734	144,904
Credit Facilities, interest and commitment fees	4,381,278	3,453,349
Credit Facilities, amortization of debt issuance costs	751,019	326,258
Credit Facilities, amortization of warrant costs	1,645,749	628,195
Capitalized interest	(362,075)	(372,673)
	$8,136,248	$5,285,236

Note 13 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 – Options

The following table presents all options granted during the year ended December 31, 2015:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2015	in 2014
9/30/15	Kenneth DeCubellis, CEO	200,000	$0.172	10	5	106%	$0.1434	$28,676	$1,434	$–
9/30/15	James Moe, CFO	150,000	$0.172	10	5	106%	$0.1434	21,507	1,075	–
9/30/15	Michael Eisele, COO	200,000	$0.172	10	5	106%	$0.1434	28,676	1,434	–
9/30/15	Employee	150,000	$0.172	10	5	106%	$0.1434	21,507	1,075	–
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	215	–
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	215	–
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	215	–
9/30/15	Employee	10,000	$0.172	10	5	106%	$0.1434	1,434	72	–
9/30/15	Joseph Lahti, Director	100,000	$0.172	10	5	106%	$0.1434	14,338	717	–
9/30/15	Benjamin Oehler, Director	100,000	$0.172	10	5	106%	$0.1434	14,338	717	–
		1,000,000						$143,379	$7,169	$–

The following table presents all options granted during the year ended December 31, 2014:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2015	in 2014
12/22/14	Kenneth DeCubellis, CEO	58,000	$0.280	10	5	198%	$0.2237	$12,974	$2,596	$64
12/22/14	James Moe, CFO	40,000	$0.280	10	5	198%	$0.2237	8,947	1,788	44
12/22/14	Michael Eisele, COO	40,000	$0.280	10	5	198%	$0.2237	8,947	1,788	44
12/22/14	Employee	36,000	$0.280	10	5	198%	$0.2237	8,053	1,612	40
12/22/14	Employee	12,000	$0.280	10	5	198%	$0.2237	2,684	536	13
12/22/14	Employee	12,000	$0.280	10	5	198%	$0.2237	2,684	536	13
12/22/14	Employee	2,000	$0.280	10	5	198%	$0.2237	447	88	2
12/8/14	Joseph Lahti, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	5,912	372
12/8/14	Benjamin Oehler, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	5,912	372
12/8/14	Bradley Berman, Director	100,000	$0.374	10	5	202%	$0.2956	29,563	5,912	372
12/1/14	Employee	100,000	$0.379	10	5	193%	$0.2999	29,988	5,996	500
02/10/14	Employee	27,500	$0.782	10	5	116%	$0.6778	18,639	–	1,976
01/30/14	Employee	5,000	$0.630	10	5	115%	$0.5471	2,735	548	499
		632,500						$184,787	$33,224	$4,311

(1)All options vest in equal annual installments, commencing one year from the date of the grant, are exercisable for 10 years from the date of the grant and are being amortized over the implied service term, or vesting period, of the options.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Options Cancelled

On September 30, 2015, 1,000,000 common stock options were voluntarily forfeited by our chairman of the board.

On August 22, 2014, 27,500 common stock options with a strike price of $0.782 were forfeited pursuant to the resignation of an employee.

No other options were cancelled during 2015 or 2014.

Options Expired

On November 30, 2015, a total of 66,667 options with a strike price of $0.30 per share expired.

On October 17, 2015, a total of 86,667 options with a strike price of $1.00 per share expired.

On November 30, 2014, a total of 12,000 options with a strike price of $0.92 per share expired.

On August 8, 2014, a total of 24,000 options with a strike price of $0.51 per share expired.

No other options expired during 2015 or 2014.

Options Exercised

No options were exercised during the year ended December 31, 2015 and 2014.

The following is a summary of information about the Stock Options outstanding at December 31, 2015.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.03 - $1.00	7,055,500	7.51 years	$0.44	3,111,000	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2015	2014
Average risk-free interest rates	1.75%	2.00%
Average expected life (in years)	5	5
Volatility	106%	97%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2015 and 2014 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2013	6,639,834	$0.59
Options expired	(36,000)	(0.65)
Options cancelled	(27,500)	(0.78)
Options granted	632,500	0.36
Options exercised	–	–
Balance, December 31, 2014	7,208,834	0.56
Options expired	(153,334)	(0.70)
Options cancelled	(1,000,000)	(1.00)
Options granted	1,000,000	0.17
Options exercised	–	–
Balance, December 31, 2015	7,055,500	0.44

Exercisable, December 31, 2015	3,111,000	$0.47

The Company expensed $623,700 and $578,919 from the amortization of common stock options during the years ended December 31, 2015 and 2014, respectively.

Note 15 – Warrants

Warrants Granted

No warrants were granted during the year ended December 31, 2015 and 2014.

Warrants Cancelled

No warrants were cancelled during the year ended December 31, 2015. A total of 330,000 warrants with a strike price of $1.50 per share were voluntarily forfeited on December 30, 2014.

Warrants Expired

A total of 585,000 warrants with a strike price of $0.38 per share expired on August 31, 2015. No warrants expired during the year ended December 31, 2014.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2015 and 2014.

The following is a summary of information about the Warrants outstanding at December 31, 2015:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.65 - $1.50	8,548,375	1.74 years	$0.95	8,548,375	$0.95

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

December 31,
	2015	2014
Average risk-free interest rates	N/A	N/A
Average expected life (in years)	N/A	N/A
Volatility	N/A	N/A

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants. During the years ended December 31, 2015 and 2014, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2013	9,463,375	$0.94
Warrants expired	–	–
Warrants cancelled	(330,000)	(1.50)
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2014	9,133,375	0.92
Warrants expired	(585,000)	(0.38)
Warrants cancelled	–	–
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2015	8,548,375	0.95

Exercisable, December 31, 2015	8,548,375	$0.95

Note 16 – Income Taxes

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

Our provision for income taxes for the years ended December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Current taxes	$–	$–
Deferred tax provision (benefit)	(6,593,040)	2,559,195
Valuation allowance	–	–
Net income tax provision (benefit)	$(6,593,040)	$2,559,195

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate for the years ended December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015		2014
Federal statutory income tax rate	35.00%		35.00%
State income taxes	4.13%		2.09%
Effect of statutory rate change on deferred taxes	(0.44%	)	(0.35%	)
Permanent differences	0.00%		0.07%
Change in valuation allowance	(30.12%	)	0.22%
Net effective income tax rate	8.57%		37.03%

The Company’s state income tax rate as of December 31, 2015 increased by 2.03% from 2.09% as of December 31, 2014, to 4.12%. This increase in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. In 2015, due to the realized derivatives being sourced to the state of Minnesota for income tax purposes, a larger percentage of the Company’s activity was expected to be apportioned to that state. As compared to North Dakota and Montana, the other states the Company files tax returns in which have a corporate income tax rate of 4.31% and 6.75%, respectively, the state of Minnesota has a 9.80% corporate income tax rate.

The components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryovers	$9,294,824	$10,438,275
Stock compensation	2,531,641	1,558,409
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	12,186,927	–
Derivative liabilities	–	–
Reorganization costs	52,415	49,693
Asset retirement obligation	144,005	106,377
Total deferred tax assets	$24,209,812	$12,152,754

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$–	$(15,344,769)
Derivative assets	(451,628)	(2,811,366)
Property and equipment	(7,006)	(10,107)
Total deferred liabilities	(458,634)	(18,166,242)

Net deferred tax assets (liabilities)	23,751,178	(6,013,488)
Less: valuation allowance	(23,751,178)	(579,552)
Deferred tax assets (liabilities)	$–	$(6,593,040)

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2015, the Company has net operating loss carryover of approximately $23,758,360. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2035. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company had recognized a valuation allowance reducing the carrying value of its deferred tax asset by $579,552 as of December 31, 2014. As of December 31, 2015, the Company has increased its valuation allowance by $23,171,626 to result in an allowance of $23,751,178. This increase was to more accurately reflect an allowance on the net deferred tax assets which the Company believes it is more likely than not that the benefit of these assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2015.

Note 17 – Commitments and Contingencies

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of December 31, 2015 the Company had committed to AFE’s of approximately $1.0 million beyond amounts previously paid or accrued.

Note 18 – Subsequent Events

Debt Financing

On March 29, 2016, the Company signed documentation to commence the BRHC Transaction, which is expected to close in April or May of 2016. Please refer to Note 3 – Going Concern, for details of the transaction.

From January 1, 2016 through March 25, 2016, the Company received cumulative advances, net of repayments, of $1.05 million pursuant to the Credit Facility with Cadence.

Subsequent to December 31, 2015, the Company has added the following derivative contracts in the form of crude oil swaps based on NYMEX pricing:

Contract	Settlement	Oil	Fixed
Date	Period	(Barrels)	Price
March 9, 2016	June 2016	10,000	$40.75
March 9, 2016	July 1, 2016 – December 31, 2016	8,000 / month	$42.10
March 9, 2016	January 1, 2017 – December 31, 2017	6,000 / month	$44.50

BLACK RIDGE OIL & GAS, INC.

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

Costs Incurred and Capitalized Costs

Net capitalized costs related to the Company’s oil and gas producing activities were as follows:

	December 31,
	2015	2014
Proved oil and natural gas properties	$131,168,906	$112,418,105
Unproved oil and natural gas properties	10,394	591,121
Accumulated depreciation, depletion and amortization, and impairment	(99,371,071)	(18,820,963)
Total	$31,808,229	$94,188,263

The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
Costs incurred for the year:
Proved property acquisition	$102,928	$3,164,469
Unproved property acquisition	–	–
Development	18,145,783	29,022,721
Total	$18,248,711	$32,187,190

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

	Years Ended
	December 31,
	2015	2014
Property acquisition	$10,394	$591,121
Development	–	–
Total	$10,394	$591,121

BLACK RIDGE OIL & GAS, INC.

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

	Oil	Natural
	(Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves as of December 31, 2013	4,074,492	2,778,593
Revisions of previous estimates	(201,995)	(131,966)
Extensions, discoveries and other additions	1,199,673	925,763
Sale of reserves in place	(17,982)	(12,482)
Production	(256,257)	(213,141)
Proved developed and undeveloped reserves as of December 31, 2014	4,797,931	3,346,767
Revisions of previous estimates	(2,604,830)	(1,160,775)
Extensions, discoveries and other additions	175,602	166,953
Sale of reserves in place	–	–
Production	(356,678)	(413,913)
Proved developed and undeveloped reserves as of December 31, 2015	2,012,025	1,939,032

Proved developed reserves:
December 31, 2014	1,799,515	1,363,076
December 31, 2015	1,969,223	1,913,914

Proved undeveloped reserves:
December 31, 2014	2,998,416	1,983,691
December 31, 2015	42,802	25,118

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

The Company recognized significant additions in net quantities of its proved reserves relating to acquisitions, extensions, discoveries and other additions during the year ended December 31, 2014. The Company’s increase in proved reserves during 2014 was primarily due to acquisitions, extensions, discoveries, and other additions related to drilling activity in and adjacent to our Bakken/Three Forks acreage. During that period, the Company’s net producing well count increased from 4.87 net wells at December 31, 2013 to 7.88 net wells at December 31, 2014. This rapid growth caused the Company’s proved reserves to grow significantly. As a percentage of total acquisitions, extensions, discoveries and other additions to proved reserves for the years ended December 31, 2015 and 2014, -0-% and 48%, respectively, were to the Company’s proved undeveloped reserves.

During 2015, we had a negative revision of 2,798,293 Boe, or 52%, of our December 31, 2014 estimated proved reserves balance. The primary cause for these revisions was related to wells that were non-economical due to lower oil prices and wells that will not be developed due to the Company’s cash flow.

BLACK RIDGE OIL & GAS, INC.

SUPPLEMENTAL OIL AND GAS INFORMATION

(UNAUDITED)

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-50-5. Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2015 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves. The following is a summary of the Company’s standardized measure of discounted future cash flows for the years as indicated:

	Years Ended December 31,
	2015	2014
Future cash inflows	$86,500,194	$423,219,613
Future production costs	(39,241,657)	(148,863,530)
Future development costs	(468,738)	(78,208,378)
Future income tax expense	–	(42,717,592)
Future net cash flows	46,789,799	153,430,113
10% annual discount for estimated timing of cash flows	(14,992,255)	(68,308,455)
Standardized measure of discounted future net cash flows	$31,797,544	$85,121,658

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves. The prices for the Company's reserve estimates were as follows:

	Oil	Natural
	(Bbl)	Gas (Mcf)
December 31, 2015	$41.34	$1.71

December 31, 2014	$83.26	$7.10

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	Years Ended December 31,
	2015	2014
Standard measure, beginning of year	$85,121,658	$61,659,271
Sales of oil and natural gas produced, net of production costs	(9,763,075)	(16,193,558)
Net changes of prices and production costs	(56,694,415)	(6,329,518)
Revisions of quantity estimates	(33,837,468)	(5,567,648)
Extensions and discoveries and other adjustments	3,441,930	34,053,998
Changes in estimated future development costs	216,624	1,453,332
Sale of reserves in place	–	(276,920)
Previously estimated development costs incurred during the period	16,391,373	8,946,915
Accretion of discount	10,033,467	7,437,666
Net changes in income taxes	15,240,529	(2,523,100)
Changes in timing and other	1,646,921	2,461,220
Standard measure, end of year	$31,797,544	$85,121,658

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

As of December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 25, 2016:

Name	Age	Position
Kenneth DeCubellis	49	Chief Executive Officer
Michael Eisele	33	Chief Operating Officer
James Moe	58	Chief Financial Officer
Bradley Berman	45	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	67	Director
Joseph Lahti(1)(2)	55	Director

(1)Member of audit committee.

(2)Member of compensation committee.

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

_____________

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

Benjamin S. Oehler has been a director of Black Ridge since November 16, 2010, and chairman of our audit committee and compensation committee since February 22, 2011. Mr. Oehler is the president and founder of Bashaw Group, Inc., which he founded in 2007. Bashaw Group advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Bashaw Group is also affiliated with a similar company, Linea Capital, LLC. Prior to founding Bashaw Group, Mr. Oehler was from 1999 to 2007 the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities.

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

Board and Committee Meetings

During the year ended December 31, 2015, the Board of Directors held four meetings, the Audit Committee held five meetings, and the Compensation Committee held one meeting. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2015. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2015 were filed timely.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, none of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2015, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. In 2015, we did not have a 401(k) Plan, we have put one in place for 2015 and compensation paid in cash will be the only element of compensation that will be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on September 30, 2015, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 550,000 common stock options to purchase common stock at $0.172 per share, exercisable over 10 years, vesting in five equal annual installments beginning one year from the date of grant.

If our revenue grows, industry conditions improve, and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Compensation	Earnings	Compensation	Total
Kenneth T. DeCubellis,	2015	$275,904	$–	$28,676	$–	$–	$–	$304,580
Chief Executive Officer	2014	$250,154	$25,000	$12,974	$–	$–	$–	$288,128

Michael Eisele,	2015	$177,627	$–	$28,676	$–	$–	$–	$206,303
Chief Operating Officer	2014	$138,385	$15,000	$8,947	$–	$–	$–	$162,332

James Moe,	2015	$189,740	$–	$21,507	$–	$–	$–	$211,247
Chief Financial Officer	2014	$171,077	$17,500	$8,947	$–	$–	$–	$197,524

___________

(1) See Note 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2015.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	-0-	200,000(1)	$0.172	September 29, 2025
	11,600	46,400(2)	$0.280	December 21, 2024
	300,000	450,000(3)	$0.650	December 11, 2023
	160,000	240,000(4)	$0.560	January 23, 2023
	600,000	400,000(5)	$0.270	September 24, 2022

Michael Eisele, Chief Operating Officer	-0-	200,000(1)	$0.172	September 29, 2025
	8,000	32,000(2)	$0.280	December 21, 2024
	100,000	150,000(3)	$0.650	December 11, 2023
	66,000	99,000(6)	$0.640	July 31, 2023
	66,000	99,000(4)	$0.560	January 23, 2023
	90,000	60,000(7)	$0.280	August 9, 2022

James Moe, Chief Financial Officer	-0-	150,000(1)	$0.172	September 29, 2025
	8,000	32,000(2)	$0.280	December 21, 2024
	80,000	120,000(3)	$0.650	December 11, 2023
	46,000	69,000(4)	$0.560	January 23, 2023
	300,000	200,000(5)	$0.270	September 24, 2022
	160,000	40,000(8)	$1.000	November 1, 2021

(1) Options granted on September 30, 2015, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(2) Options granted on December 22, 2014, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(3) Options granted on December 12, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(4) Options granted on January 24, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(5) Options granted on September 25, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(6) Options granted on August 1, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(7) Options granted on August 10, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(8) Options granted on November 2, 2011, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2015.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Bradley Berman, Chairman	$–	$–	$–	$–	$–	$–	$–

Benjamin Oehler	$–	$–	$14,338	$–	$–	$–	$14,338

Joseph Lahti	$–	$–	$14,338	$–	$–	$–	$14,338

(1) Effective September 30, 2015, we granted to each of two of our directors options to purchase up to 100,000 shares of our common stock at an exercise price of $0.172 per share, exercisable until September 29, 2025, vesting in five equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2016 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2016, we had 47,979,990 shares of common stock outstanding.

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

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2016. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 10275 Wayzata Boulevard, Suite 100, Minnetonka, Minnesota 55305.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Ownership
Bradley Berman, Chairman of Board and Director	6,250,731	(2)	13.0%
Ken DeCubellis, Chief Executive Officer	1,367,600	(3)	2.8%
Michael Eisele, Chief Operating Officer	363,000	(4)	*
James Moe, Chief Financial Officer and Corporate Secretary	617,000	(5)	1.3%
Joseph Lahti, Director	290,000	(6)	*
Benjamin Oehler, Director	300,000	(7)	*
All Directors and Executive Officers as a Group (6 persons)	9,188,331	(8)	19.0%
Lyle Berman	2,579,853	(9)	5.4%
Neil Sell	3,886,335	(10)	8.1%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,514,595	(11)	9.4%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,514,594	(11)	9.4%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	3,250,000	(12)	6.8%
Chambers Energy Management, LP 600 Travis Street, Suite 7330 Houston, TX 77002	5,000,000	(13)	9.4%

*Indicates beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2016.

(2) Includes 160,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016. Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman. Includes 185,898 shares owned by Mr. Bradley Berman’s wife.

(3) Includes 1,151,600 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016. Includes 5,000 shares owned by Mr. Ken DeCubellis’ wife.

(4) Includes 363,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016.

(5) Includes 617,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016.

(6) Includes 220,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016.

(7) Includes 300,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016.

(8) Does not include a total of 5,110,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.

(9) Includes 24,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2016. Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.

(10) Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee. Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(11) These companies sold oil and natural gas properties to us in various transactions and, as part of the purchase price for these properties or down payments related to transactions, were issued these shares of common stock by us. We may purchase additional oil and natural gas properties from these companies in the future, for which we may issue additional shares of our common stock.

(12) Based on Schedule 13G filed February 14, 2013, Includes 250,000 shares which may be purchased pursuant to warrants that are exercisable within 60 days of March 15, 2016.

(13) Includes 5,000,000 shares which may be purchased pursuant to stock warrants that are exercisable within 60 days of March 15, 2016. Chambers Energy Capital II, LP (“CEC II, LP”), a Delaware limited partnership, and Chambers Energy Capital II TE, LP (“CEC II TE, LP”), a Delaware limited partnership, are the record holders of warrants entitling them to purchase 4,454,485.4881 and 545,514.5119 shares of Common Stock. These warrants were filed with the Securities and Exchange Commission as part of the Issuer’s Form 8-K submitted on August 9, 2013. CEC Fund II GP, LLC, a Delaware limited liability company, is the general partner of CEC II, LP and CEC II TE, LP. CEC GP, LLC, a Delaware limited liability company, is the sole member of CEC Fund II GP, LLC. Chambers Energy Management, LP (the “Management Company”), a Delaware limited partnership, provides certain investment advisory and management services to CEC II, LP and CEC II TE, LP. Chambers Energy Management GP, LLC, a Delaware limited liability company, is the general partner of the Management Company. J. Robert Chambers is the managing member of both, CEC GP, LLC and Chambers Energy Management GP, LLC. If the BRHC Transaction closes, these warrants will be cancelled.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office Lease

We currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman for 2,813 square feet of office space. In accordance with this lease, our lease term is on a month-to-month basis, provided that either party may provide 90 day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014 and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. As of December 31, 2015, the base rent is $2,344 per month. We have paid a total of $69,703 and $69,300 to this entity during the years ended December 31, 2015 and 2014, respectively.

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

Director Independence

Our Common Stock is currently quoted on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of our directors is “independent” in accordance with the NASDAQ Global Market’s requirements. Thus, a majority of the current Board of Directors is independent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2014 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Audit fees(1)	$76,250	$81,500
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$76,250	$81,500

____________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2015 and 2014.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

•	Reviewed and discussed the audited financial statements for the year ended December 31, 2015 with management and M&K CPAS, PLLC, the Company’s independent auditors;

•	Discussed with M&K CPAS, PLLC the matters required to be discussed by Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16 (Communication with Audit Committee); and

•	Received the written disclosures and the letter from M&K CPAS, PLLC required by the applicable requirements of the PCAOB regarding M&K CPAS, PLLC’s communications with the audit committee concerning independence, and has discussed with M&K CPAS, PLLC its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Asset Purchase Agreement, dated October 7, 2010, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on October 13, 2010)

Exhibit No	Description
10.6	Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 4, 2011)

10.7	Addendum, dated March 15, 2011, to the Amended and Restated Asset Purchase Agreement, dated March 2, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on March 22, 2011)

10.8	Asset Purchase Agreement, dated April 27, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on May 4, 2011)

10.9	Form of Warrant issued in connection with the credit facility (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 6, 2012)

10.10	Securities Purchase Agreement, dated July 26, 2011, by and among Ante5, Inc. and the several Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.11	Registration Rights Agreement, dated July 26, 2011, by and among Ante5, Inc. and the persons named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.12	Form of Investors’ Warrant (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.13	Form of Agents’ Warrant (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on July 26, 2011)

10.14	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.15	Asset Purchase Agreement, dated August 9, 2011, made by Ante5, Inc., Twin City Technical, LLC and Irish Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Ante5, Inc. on August 11, 2011)

10.16	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.17	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.18	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.19	Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.20	Second Lien Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, and Chambers Energy Management LP, as Agent (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

Exhibit No	Description
10.21	Warrant, dated August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II, LP (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.22	Warrant dated, August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II TE, LP (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.23	Purchase and Sale Agreement, dated November 15, 2013, by and between Black Ridge Oil & Gas, Inc., as Buyer, and a private company (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 20, 2013)

10.24	First Amendment to Credit Agreement, dated December 13, 2013, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.25	First Amendment to Second Lien Credit Agreement, dated December 13, 2013, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.26	Second Amendment to Credit Agreement, dated March 24, 2014, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.26 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.27	Second Amendment to Second Lien Credit Agreement, dated March 24, 2014, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.27 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.28	Third Amendment to Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.29	Consent Related to Second Lien Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.30	Fourth Amendment to Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.31	Consent Related to Second Lien Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.32	Fifth Amendment to Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.32 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)

10.33	Third Amendment to Second Lien Credit Agreement, dated March 30, 2015, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.33 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)

Exhibit No	Description
10.34	Sixth Amendment to Credit Agreement dated August 10, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 13, 2015)

10.35	Fourth Amendment to Second Lien Credit Agreement, dated August 10, 2015, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 13, 2015)

10.36 Ω	Limited Liability Company Agreement of Merced Black Ridge, LLC dated July 21, 2015 (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.37 Ω	Management Services Agreement dated July 21, 2015 by and between Black Ridge Oil & Gas, Inc. and Merced Black Ridge, LLC (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

23.2*	Consent of Netherland, Sewell & Associates, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files

* Filed herewith.

Ω Filed subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: March 30, 2016	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2015 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Kenneth DeCubellis	Dated: March 30, 2016
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James Moe	Dated: March 30, 2016
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ Bradley Berman	Dated: March 30, 2016
Bradley Berman, Director

By:	/s/ Joseph Lahti	Dated: March 30, 2016
Joseph Lahti, Director

By:	/s/ Benjamin Oehler	Dated: March 30, 2016
Benjamin Oehler, Director

