Form 10-Q
period 2016-03-31
Black Ridge Oil & Gas, Inc.
filed 2016-05-12
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of registrant’s common stock outstanding as of May 12, 2016 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current assets:
Assets held for sale	$6,682,084	$6,457,840
Total current assets	6,682,084	6,457,840

Property and equipment:
Property and equipment	139,004	139,004
Less, accumulated depreciation, amortization, depletion and allowance for impairment	(101,742)	(97,857)
Total property and equipment, net	37,262	41,147

Assets held for sale, long term	25,479,212	31,808,230

Total assets	$32,198,558	$38,307,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Liabilities held for sale	$69,913,486	$68,312,897
Total current liabilities	69,913,486	68,312,897

Liabilities held for sale, long term	416,530	368,089

Total liabilities	70,330,016	68,680,986

Commitments and contingencies (See note 17)	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	34,433,238	34,275,414
Accumulated deficit	(72,612,676)	(64,697,163)
Total stockholders' equity (deficit)	(38,131,458)	(30,373,769)

Total liabilities and stockholders' equity (deficit)	$32,198,558	$38,307,217

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Oil and gas sales	$2,662,555	$2,886,456
Gain (loss) on settled derivatives	–	1,133,421
Gain (loss) on the mark-to-market of derivatives	(15,887)	367,329
Total revenues	2,646,668	4,387,206

Operating expenses:
Production expenses	747,757	989,857
Production taxes	275,948	286,192
General and administrative	850,308	810,008
Depletion of oil and gas properties	2,022,504	2,630,032
Impairment of oil and natural gas properties	5,219,000	–
Accretion of discount on asset retirement obligations	8,133	7,929
Depreciation and amortization	3,885	4,267
Total operating expenses	9,127,535	4,728,285

Net operating loss	(6,480,867)	(341,079)

Other income (expense):
Interest (expense)	(1,434,646)	(1,567,248)
Total other income (expense)	(1,434,646)	(1,567,248)

Loss before provision for income taxes	(7,915,513)	(1,908,327)

Provision for income taxes	–	635,391

Net loss	$(7,915,513)	$(1,272,936)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990

Net loss per common share - basic	$(0.16)	$(0.03)
Net loss per common share - fully diluted	$(0.16)	$(0.03)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,915,513)	$(1,272,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion of oil and gas properties	2,022,504	2,630,032
Depreciation and amortization	3,885	4,267
Amortization of debt issuance costs	–	96,322
Accretion of discount on asset retirement obligations	8,133	7,929
(Gain) loss on the mark-to-market of derivatives	15,887	(367,329)
Accrued payment in kind interest applied to long term debt	330,740	314,114
Amortization of original issue discount on debt	–	42,399
Amortization of debt discounts, warrants	–	160,428
Common stock options issued to employees and directors	157,824	160,924
Deferred income taxes	–	(635,391)
Impairment of oil and natural gas properties	5,219,000	–
Decrease (increase) in current assets:
Accounts receivable	(189,982)	2,319,941
Prepaid expenses	(18,013)	3,144
Increase (decrease) in current liabilities:
Accounts payable	89,466	110,460
Accrued expenses	17,686	10,981
Net cash provided by (used in) operating activities	(258,383)	3,585,285

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	–	99,000
Purchases of oil and gas properties and development capital expenditures	(1,149,789)	(7,031,186)
Net cash used in investing activities	(1,149,789)	(6,932,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facilities and long term debt	2,050,000	5,700,000
Repayments on revolving credit facilities	(650,000)	(2,350,000)
Net cash provided by financing activities	1,400,000	3,350,000

NET CHANGE IN CASH	(8,172)	3,099
CASH AT BEGINNING OF PERIOD	228,194	94,682
CASH AT END OF PERIOD	$220,022	$97,781

SUPPLEMENTAL INFORMATION:
Interest paid	$1,114,527	$1,110,083
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$(237,303)	$612,551
Capitalized asset retirement costs	$–	$35,824

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications

In the current year, the Company classified assets and liabilities subject to the transaction proposed in Note 3 – Going Concern as held for sale in the balance sheet. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentation.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at March 31, 2016 and December 31, 2015.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at March 31, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at March 31, 2016, and December 31, 2015, was $-0-. Amortization of debt issuance costs charged to interest expense were $-0- and $96,322 for the three months ended March 31, 2016 and 2015, respectively. When a loan is paid in full or becomes due on demand due to a default on the loan any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2016. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $-0- and $257 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, all website development costs have been fully depreciated.

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

Notes to Condensed Financial Statements

(Unaudited)

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

Non-Oil & Gas Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $3,885 and $4,267 for the three months ended March 31, 2016 and 2015, respectively.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
	2016	2015
Capitalized Certain Payroll and Other Internal Costs	$–	$–
Capitalized Interest Costs	7,219	155,991
Total	$7,219	$155,991

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. The Company recognized an impairment loss of $5,219,000 during the three months ended March 31, 2016. The Company did not recognize an impairment loss during three months ended March 31, 2015.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $157,824 and $160,924 for the three months ended March 31, 2016 and 2015, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $-0- and $160,428 of warrant related debt discounts were amortized during the three months ended March 31, 2016 and 2015, respectively, and treated as interest expense. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility or if the related credit facility becomes payable on demand due to a default on the related credit facility. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

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

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company elected early application of this ASU as of December 31, 2015, and has applied its provisions prospectively.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. The new guidance will be applied retrospectively to each prior period presented. As of January 1, 2016, the Company has adopted of ASU 2015-03.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations resulting in an accumulated deficit of ($72,612,676), as of March 31, 2016, the Company’s current liabilities exceeded its current assets by $63,231,402, which includes the current classification of all of the Company’s debt, and its total liabilities exceeded its total assets by $38,131,458. As of March 31, 2016, the Company is out of compliance with the collateral coverage ratio covenant contained in both its Senior Secured Facility and Subordinated Credit Facility and the current ratio covenant as defined in the Subordinated Credit Facility which constitutes an event of default. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". The Company chose to adopt this pronouncement in 2015 due to the applicability to our current condition. The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Note 4 – Assets and Liabilities Held for Sale

As part of the restructuring discussed in Note 3 – Going Concern, assets and liabilities subject to the proposed BRHC Transaction have been classified as assets held for sale on the Company’s balance sheet as of March 31, 2016 with retroactive classification on the Company’s balance sheet as of December 31, 2015.

Assets and liabilities held for sale as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
ASSETS

Assets held for sale, current
Cash and cash equivalents	$220,022	$228,194
Derivative instruments	1,178,821	1,154,400
Accounts receivable	5,228,128	5,038,146
Prepaid expenses	55,113	37,100
Total assets held for sale, current	6,682,084	6,457,840

Assets held for sale, long term
Oil and natural gas properties, full cost method of accounting
Proved properties	132,081,392	131,168,906
Unproved properties	10,394	10,394
Total oil and natural gas properties, full cost method of accounting	132,091,786	131,179,300
Less, accumulated depletion and allowance for impairment	(106,612,574)	(99,371,070)
Total assets held for sale, long term	25,479,212	31,808,230

Total assets held for sale	$32,161,296	$38,266,070

LIABILITIES

Liabilities held for sale, current
Accounts payable	$7,758,601	$7,906,438
Accrued expenses	73,516	55,830
Current portion of revolving credit facility and long term debt	62,081,369	60,350,629
Total liabilities held for sale, current	69,913,486	68,312,897

Liabilities held for sale, long term
Asset retirement obligations	376,222	368,089
Derivative instruments	40,308	–
Total liabilities held for sale, long term	416,530	368,089

Total liabilities held for sale	$70,330,016	$68,680,986

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Joint Venture

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

We have not yet commenced operations pursuant to this joint venture.

Note 6 – Property and Equipment

Property and equipment at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Property and equipment	$139,004	$139,004
Less: Accumulated depreciation and amortization	(101,742)	(97,857)
Total property and equipment, net	$37,262	$41,147

All of the oil and gas assets have been classified as assets held for sale on the balance sheet as the Company has determined it will be effectively disposing of those assets as part of the restructuring discussed in Note 3 – Going Concern.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Months Ended
	March 31,
	2016	2015
Depletion of costs for evaluated oil and gas properties	$2,022,504	$2,630,032
Depreciation and amortization of other property and equipment	3,885	4,267
Total depreciation, amortization and depletion	$2,026,389	$2,634,299

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded non-cash ceiling test impairments of $5,219,000 for the three months ended March 31, 2016. The Company did not have any impairment of its proved oil and gas properties for the three months ended March 31, 2015. The impairment charges affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 7 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2016 and 2015. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2016		March 31, 2015
	Gross	Net	Gross	Net
North Dakota	352	10.64	281	8.42
Montana	5	0.37	5	0.37
Total	357	11.01	286	8.79

The Company’s oil and gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of March 31, 2016 and 2015, our principal oil and gas assets included approximately 7,030 and 9,401 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
	2016	2015
Purchases of oil and gas properties and development costs for cash	$1,149,789	$7,031,186
Purchase of oil and gas properties accrued at period-end	6,662,200	9,977,347
Purchase of oil and gas properties accrued at beginning of period	(6,899,503)	(9,364,796)
Capitalized asset retirement costs	–	35,824
Total purchase and development costs, oil and gas properties	$912,486	$7,679,561

2016 Acquisitions

During the three months ended March 31, 2016, we did not purchase any oil and gas properties.

2016 Divestitures

During the three months ended March 31, 2016, we did not sell any oil and gas properties.

2015 Acquisitions

During the three months ended March 31, 2015, we purchased a total of approximately 9 net leasehold acres of oil and gas properties. In consideration for the assignment, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During the three months ended March 31, 2015, we sold a total of approximately 9 net leasehold acres of oil and gas properties for total proceeds of $99,000. No gain or loss was recorded pursuant to the sales.

Undeveloped Acreage Expirations

During the three months ended March 31, 2016, we had leases encompassing 1,079 net acres expire with carrying costs of $650,816 that had been reserved and transferred to the full cost pool subject to depletion in 2015. We estimate that approximately 35 additional net acres with carrying costs of approximately $37,768 will expire prior to the commencement of production activities on the related leased property during 2016. The carrying costs of leases we estimate will expire during the remainder of 2016 had been reserved and transferred to the full cost pool subject to depletion in 2015.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Beginning ARO	$368,089	$286,804
Liabilities incurred for new wells placed in production	–	35,824
Accretion of discount on ARO	8,133	7,929
Ending ARO	$376,222	$330,557

The ARO has been reclassified to liabilities held for sale, long term, on the balance sheet.

Note 9 – Related Party

We currently lease office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupy approximately 2,813 square feet of office space. In accordance with this lease, our lease term remains on a month-to-month basis, provided that either party may provide ninety (90) day notice to terminate the lease, with base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent three year periods. We have paid a total of $17,276 and $17,958 to this entity during the three months ended March 31, 2016 and 2015, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

As of March 31, 2016, the Company had outstanding derivative contracts with respect to future production as follows:

Crude Oil Swaps
Settlement Period	Oil (Barrels)	Fixed Price
April 1, 2016 – May 31, 2016	10,000	$90.36
April 1, 2016 – May 31, 2016	4,000	$88.15
April 1, 2016 – May 31, 2016	15,000	$62.88
June 1, 2016 – June 30, 2016	10,000	$40.75
July 1, 2016 – December 31, 2016	48,000	$42.10
January 1, 2017 – December 31, 2017	72,000	$44.50

Crude Oil Costless Collars

		Floor/Ceiling
Settlement Period	Oil (Barrels)	Price	Basis
April 1, 2016 – May 31, 2016	3,334	$80.00/$89.50	NYMEX

As of March 31, 2016, the Company had total volume on open commodity swaps of 159,000 barrels at a weighted average price of approximately $49.26 per barrel.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$–	$896,133
Crude oil collars	–	237,288
Realized loss on derivatives, net	$–	$1,133,421

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(19,898)	$405,779
Crude oil collars	4,011	(38,450)
Gain (loss) on the mark-to-market of derivatives, net	$(15,887)	$367,329

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	March 31, 2016			December 31, 2015
	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts of recognized assets	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet
Commodity derivative assets	$1,207,359	$(28,538)	$1,178,821	$1,154,417	$(17)	$1,154,400

	March 31, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet
Commodity derivative liabilities	$(40,854)	$546	$(40,308)	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	March 31,	December 31,
	2016	2015
Assets held for sale, short term	$1,178,821	$1,154,400
Assets held for sale, long term	–	–
Net amount of assets on the balance sheet	1,178,821	1,154,400

Liabilities held for sale, short term	–	–
Liabilities held for sale, long term	(40,308)	–
Net amounts of liabilities on the balance sheet	–	–
Total derivative assets, net	$1,138,513	$1,154,400

Note 11 – Fair Value of Financial Instruments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$220,022	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	1,178,821	–
Total assets	220,022	1,178,821	–
Liabilities
Derivative Instruments (crude oil swaps and collars)	–	40,308	–
Revolving credit facilities and long term debt	–	62,081,369	–
Total Liabilities	–	62,121,677	–
	$220,022	$(60,942,856)	$–

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$228,194	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	1,154,400	–
Total assets	228,194	1,154,400	–
Liabilities
Revolving credit facilities and long term debt	–	60,350,629	–
Total Liabilities	–	60,350,629	–
	$228,194	$(59,196,229)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2016 and 2015.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the three months ended March 31, 2016 and 2015.

Note 12 – Revolving Credit Facilities and Long Term Debt

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $32 million as of March 31, 2016, of which $29.15 million was borrowed and outstanding as of March 31, 2016. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $29.15 million and $27.75 million outstanding under the Senior Credit Agreement as of March 31, 2016 and December 31, 2015, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through December 31, 2015. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of March 31, 2016 and December 31, 2015, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Credit Facilities, as amended, require customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that require the Company to satisfy certain specified financial ratios. The Senior Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement requires the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities requires that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders. The Company is in compliance with all covenants, as amended, for the period ending March 31, 2016, except as noted below under “Covenant Violations”.

Covenant Violations

The Company was out of compliance with the collateral coverage ratio covenant as of March 31, 2016 and December 31, 2015 and the current ratio covenant as defined by the Subordinated Credit Facility as of March 31, 2016. Additionally, the audit report the Company received with respect to its financial statements as of December 31, 2015 contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under both its Senior Credit Facility and Subordinated Credit Facility. See Note 3, “Going Concern”, for additional information. As such, both the Senior Credit Facility and the Subordinated Credit Facility are in default and are classified on the balance sheet as current liabilities.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $160,248 was amortized during the three months ended March 31, 2016 and 2015. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of March 31, 2016. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Amounts outstanding under revolving credit facilities and long term debts consisted of the following as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Senior Revolving Credit Facility, Cadence Bank, N.A.	$29,150,000	$27,750,000
Subordinated Credit Agreement, Chambers	30,000,000	30,000,000
PIK Interest on Subordinated Credit Agreement, Chambers	2,931,369	2,600,629

Total credit facilities and long term debts	62,081,369	60,350,629
Less: Unamortized OID	–	–
Less: Unamortized debt discount attributable to warrants	–	–
Total credit facilities and long term debts, net of discounts	62,081,369	60,350,629
Less: current maturities (1)	(62,081,369)	(60,350,629)

Long term portion of credit facilities and long term debts	$–	$–

(1) Due to existing and anticipated covenant violations, the Company’s Senior Credit Facility and Subordinated Credit Facility were classified as current at March 31, 2016 and December 31, 2015 and are included in liabilities held for sale on the balance sheet.

Net proceeds of $29.4 million was received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and was being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $42,399 was amortized during the three months ended March 31, 2016 and 2015, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $-0- as of March 31, 2016 and December 31, 2015 as the amortization was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

The following presents components of interest expense for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
	2016	2015
Accrued PIK interest	$330,740	$314,114
Amortization of OID	–	42,399
Interest and commitment fees	1,111,125	1,109,976
Amortization of debt issuance costs	–	96,322
Amortization of warrant costs	–	160,428
Less interest capitalized to the full cost pool of our proved oil & gas properties	(7,219)	(155,991)
	$1,434,646	$1,567,248

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 14 –Options

Options Granted

No options were granted during the three months ended March 31, 2016.

The Company recognized a total of $157,824, and $160,924 of compensation expense during the three months ended March 31, 2016 and 2015, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,334,396 as of March 31, 2016.

Options Exercised

No options were exercised during the three months ended March 31, 2016 and 2015.

Options Forfeited

No options were forfeited during the three months ended March 31, 2016 and 2015.

Note 15 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2016 and 2015.

We recognized a total of $-0- and $160,428 of finance expense during the three months ended March 31, 2016 and 2015, respectively, on common stock warrants issued to lenders. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2016 and 2015.

Note 16 – Income Taxes

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

We currently estimate that our effective tax rate for the year ending December 31, 2016 will be 0%. Losses incurred during the period from April 9, 2011 (inception) to March 31, 2016 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2016, net deferred tax assets were $25,321,986, after an offsetting reduction in deferred tax liabilities of $425,768, primarily related to differences in the book and tax basis amounts of the Company’s oil and gas properties resulting from the expensing of intangible drilling costs and the accelerated depreciation utilized for tax purposes, was applied. A valuation allowance of approximately $25,321,986 was applied to the remaining net deferred tax assets. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the three months ended March 31, 2016 of $-0- was primarily driven by the Company’s loss before provision for income taxes and offset by the valuation allowance on the resulting deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2016.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 17 – Commitments and Contingencies

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

The Company commits to its participation in upcoming well development by signing an Authorization for Expenditure (“AFE”). As of March 31, 2016, the Company had committed to AFE’s of approximately $0.6 million beyond amounts previously paid or accrued.

Note 18 – Subsequent Events

Debt Facilities

During the period from April 1, 2016 to May 12, 2016, the Company sold approximately 14 net acres of oil and gas properties for $94,628.

Debt Facilities

During the period from April 1, 2016 to May 12, 2016, the Company drew an additional $0.25 million, net of repayments, on the senior secured facility.

On April 22, the Company received a notice of deficiency related to its Senior Credit Facility. The borrowing base for the Senior Credit Facility was re-determined to be $19 million, effective May 1, 2016. The Company must make a lump sum payment of the amount of the current balance, currently $29.4 million, in excess of the re-determined borrowing base, or $10.4 million, within 90 days of the notice, or make six or fewer consecutive installments on a monthly basis in an amount equal to one-sixth of the amount in excess of the borrowing base beginning 30 days from the notice.

Crude Oil Swaps

Between April 1, 2016 and May 12, 2016, the Company entered into the following crude oil swap contracts with crude oil settlements based on NYMEX WTI pricing as follows:

Settlement Period	Oil (Barrels)	Fixed Price
July 1, 2016 – December 31, 2016	60,000	$42.00
January 1, 2017 – December 31, 2017	96,000	$43.85
May 1, 2016 – December 31, 2016	56,000	$46.56
January 1, 2017 – December 31, 2017	48,000	$48.39
January 1, 2018 – December 31, 2018	48,000	$49.59

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

Overview and Outlook

We are an oil and natural gas exploration and production company. Our properties are located in North Dakota and Montana. Our corporate strategy is the acquisition, exploration, development and production of crude oil and natural gas properties, primarily in the Bakken and Three Forks trends in North Dakota and Montana. As of March 31, 2016, we owned an interest in 357 gross (11.01 net) producing oil and gas wells and controlled the rights to mineral leases covering approximately 7,030 net acres for prospective drilling to the Bakken and/or Three Forks formations. The following table provides a summary of important information regarding our assets:

As of March 31, 2016				As of December 31, 2015
	Productive Wells		Average Daily	Proved
Net Acres (1)	Gross	Net	Production (2)	Reserves	PV-10 (3)
			(Boe per day)	(000'sBoe)	($000)
7,030	357	11.01	1,543	2,335	31,798

(1)Includes leases encompassing approximately 35 net acres that we estimate will expire over the remainder of 2016.

(2)Represents average daily production over the three months ended March 31, 2016.

(3)PV-10 is a non-GAAP financial measure calculated using mandated pricing that is historical in nature. The pricing used to calculate PV-10 as of December 31, 2015 assumed a WTI oil price of $50.28, a Henry Hub gas price of $2.59. Market prices as of March 31, 2016 are considerably lower. For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties-Proved Reserves” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

During 2015, commodity prices for crude oil, natural gas and natural gas liquids (“NGLs”) experienced sharp declines, and this downward trend accelerated further into the first quarter of 2016, with crude oil prices reaching a twelve year low in February of 2016.

Looking forward, we are in the midst of satisfying the conditions to close on a restructuring transaction with our secured lenders that is described below in “Recent Developments.” We expect to complete such transaction in May of 2016. Following such transaction, our focus will be on managing the oil and gas assets in which we will continue to have an indirect minority interest. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks formation that may be acquired with capital from our secured lenders as part of the restructuring terms, existing joint venture partners or other capital providers.

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

The summaries of the LLC Agreement, Management Services Agreement, Asset Contribution Agreement, and Debt Contribution Agreement above do not purport to be complete and are qualified by reference to the LLC Agreement, Management Services Agreement, Asset Contribution Agreement, and Debt Contribution Agreement which are filed as exhibits to the Company's Information Statement filed on Form Schedule 14C.

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

AS OF THE DATE OF THIS FILING, OUR BOARD HAS NOT TAKEN ANY ACTION TO MAKE THE POTENTIAL REVERSE STOCK SPLIT EFFECTIVE.

Operational Highlights

During the first quarter of 2016, we achieved the following financial and operating results:

•	production reached 1,543 Boe per day, representing 56% growth compared to the first quarter of 2015 and 5% growth compared to the fourth quarter of 2015;
•	increased our total producing wells to 357 gross (11.01 net) wells;
•	attained adjusted EBITDA from operations of $0.9 million;
•	reduced general and administrative expenses to $6.06 per Boe, compared to $9.07 per Boe in the first quarter of 2015, representing a 33% decrease on a per Boe basis; and
•	reduced our capital expenditures to $1.1 million in the first quarter of 2016 as compared to $7.0 million in the first quarter of 2015.

Our production increased 57% to 140,424 Boe in the first quarter of 2016 as compared to the first quarter of 2015 production of 89,308 Boe. The increase in production was driven by a 25% increase in net producing wells from 8.79 net wells at March 31, 2015, to 11.01 net wells at March 31, 2016.

Total revenues decreased 40% in the first quarter of 2016, compared to the first quarter of 2015 primarily driven by decreased derivative activity in 2016. We had no realized derivative activity in the first quarter of 2016 and realized gains on settled derivatives of $1.1 million in the first quarter of 2015. Realized prices on a Boe basis decreased 41% before the effect of settled derivatives and 58% after the effect of settled derivatives. Additionally, we had a loss on the mark-to-market of derivatives of $16 thousand in the first quarter of 2016 compared to a gain on the mark-to-market of derivatives of $0.4 million in the first quarter of 2015. Significant changes in crude oil and natural gas prices can have a material impact on our results of operations and our balance sheet.

Production History

The following table presents information about our produced oil and gas volumes during the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we controlled approximately 7,030 net acres in the Williston Basin. In addition, the Company owned working interests in 357 gross wells representing 10.01 net wells that are producing and an additional 16 gross wells representing 0.18 net wells that are preparing to drill, drilling, awaiting completion or completing.

	Three Months Ended
	March 31,
	2016	2015
Net Production:
Oil (Bbl)	107,520	72,922
Natural gas (Mcf)	197,423	98,314
Barrel of oil equivalents (Boe)	140,424	89,308

Average Sales Prices:
Oil (per Bbl)	$24.66	$37.60
Effect of gain/loss on settled derivatives on average price (per Bbl)	$–	$15.55
Oil net of settled derivatives (per Bbl)	$24.66	$53.15
Natural gas and NGL’s (per Mcf)	$0.05	$1.47
Realized price on a Boe basis, net of settled derivatives	$18.96	$45.01

Average Production Costs:
Oil (per Bbl)	$6.93	$12.90
Natural Gas (per Mcf)	$0.02	$0.50
Barrel of Oil Equivalent (Boe)	$5.32	$11.08

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
	2016	2015
Depletion of oil and natural gas properties	$2,022,504	$2,630,032

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2016 and 2015, respectively. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2016		March 31, 2015
	Gross	Net	Gross	Net
North Dakota	352	10.64	281	8.42
Montana	5	0.37	5	0.37
Total	357	11.01	286	8.79

Exploratory Oil Wells

The following table summarizes gross and net exploratory wells as of March 31, 2016 and 2015. The wells are at various stages of completion and the costs incurred are included in unevaluated oil and gas properties on our balance sheet.

	March 31, 2016		March 31, 2015
	Gross	Net	Gross	Net
North Dakota	-0-	0.00	3	0.25
Total	-0-	0.00	3	0.25

Results of Operations for the Three Months Ended March 31, 2016 and 2015.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,		Increase /
	2016	2015	(Decrease)
Oil and gas sales	$2,662,555	$2,886,456	$(223,901)
Gain (loss) on settled derivatives	–	1,133,421	(1,133,421)
Gain (loss) on mark-to-market of derivatives	(15,887)	367,329	(383,216)
Total revenues:	2,646,668	4,387,206	(1,740,538)

Operating expenses:
Production expenses	747,757	989,857	(242,100)
Production taxes	275,948	286,192	(10,244)
General and administrative	850,308	810,008	40,300
Depletion of oil and gas properties	2,022,504	2,630,032	(607,528)
Impairment of oil and gas properties	5,219,000	–	5,219,000
Accretion of discount on ARO	8,133	7,929	204
Depreciation and amortization	3,885	4,267	(382)
Total operating expenses:	9,127,535	4,728,285	4,399,250

Net operating income (loss)	(6,480,867)	(341,079)	(6,139,788)

Total other income (expense)	(1,434,646)	(1,567,248)	132,602

Loss before provision for income taxes	(7,915,513)	(1,908,327)	(6,007,186)

Provision for income taxes	–	635,391	(635,391)

Net loss	$(7,915,513)	$(1,272,936)	$(6,642,577)

Oil and Natural Gas Sales

We recognized $2,662,555 in revenues from sales of crude oil and natural gas, excluding gains on derivatives, for the three months ended March 31, 2016, compared to revenues of $2,886,456 for the three months ended March 31, 2015, a decrease of $223,901, or 8%. The decrease in revenues was driven by a 41% decrease in prices on a BOE basis before the effects of derivatives, offset by a 57% increase in production on a BOE basis. We had 11.01 net producing wells as of March 31, 2016, compared to 8.79 net producing wells as of March 31, 2015.

Derivatives

For the three months ended March 31, 2016, we had a no gain or loss on settled derivatives, compared to a gain on settled derivatives of $1,133,421 for the same period in 2015.

We had a mark-to-market derivative loss of $15,887 in the three months ended March 31, 2016, resulting in a net derivative asset of $1,138,513. In the first quarter of 2015, we had mark-to-market gains of $367,329.

Production Expenses

Production expenses were $747,757 and $989,857 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $242,100, or 24%. On a per unit basis, production expenses decreased from $11.08 per Boe in the three months ended March 31, 2015 to $5.32 per Boe in the three months ended March 31, 2016. The decrease in production expenses was primarily a result of decreased water disposal costs as the wells put into production during the latter half of 2015 had lower water cuts and water disposal costs than the balance of our producing wells and workover expenses lower in the first quarter of 2016 as compared to the first quarter of 2015 when we experienced high levels of workover expenses on wells shut-in while neighboring wells were completed.

Production Taxes

Our production taxes were $275,948 and $286,192 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $10,244, or 4%. Production taxes are paid based on realized oil and natural gas sales. Production taxes represented 10.4% and 9.9% of oil and gas sales in the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $850,308, compared to $810,008 for the three months ended March 31, 2015, an increase of $40,300, or 5%. The increase in general and administrative expenses was primarily due to salary increases and increased external contract, particularly legal work related to the BRHC transaction. General and administrative expenses per Boe produced decreased from $9.07 to $6.06 as we maintained staffing levels despite increased production activity.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. We recognized depletion expense of $2,022,504 and $2,630,032 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $607,528, or 23%. The decrease was due primarily to decreases in the full cost pool due to the impairment losses of $71,272,000 taken in 2015, offset by increased production. Depletion expense per Boe produced decreased from $29.45 in 2015 to $14.40 in 2016.

Depreciation and Accretion

Depreciation expense for the three months ended March 31, 2016 was $3,885, compared to $4,267 for the three months ended March 31, 2015. Accretion of the discount on asset retirement obligations was $8,133 and $7,929 for the three month periods ended March 31, 2016 and 2015, respectively.

Other Income and (Expense)

Other income and (expense) for the three months ended March 31, 2016 was ($1,434,646), compared to ($1,567,248) for the three months ended March 31, 2015. The net other income and (expense) for the three months ended March 31, 2016 consisted entirely of interest expense, including $330,740 of PIK interest applied to our debt balances for the three months ended March 31, 2016. Additionally, we capitalized $7,219 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed. We had no amortization of warrant costs, original issue discounts or debt financing costs in 2016 as all of the related amortization was accelerated in 2015 to fully amortize those costs as the related debt became payable on demand due to a default of a loan covenant. Our net other income and (expenses) for the three months ended March 31, 2015 consisted entirely of interest expense, including $160,428 of amortized warrant costs, $42,399 of amortization related to original issue discounts, $314,114 of PIK interest applied to our debt balances and $96,322 of amortized debt financing costs for the three months ended March 31, 2016. Additionally, we capitalized $155,991 of interest expense into our full cost pool related to interest costs incurred while our wells were being drilled and completed.

Provision for Income Taxes

We had no income tax benefit or expense in the three months ended March 31, 2016 and an income tax benefit of $635,391 for the three months ended March 31, 2015, respectively. In 2016, we could not recognize a tax benefit as we reserved against the deferred tax asset due to the uncertainty of the realization of the benefit. The tax benefit for the three months ended March 31, 2015 was primarily driven by the Company’s loss before provision for income taxes of $1,908,327.

Non-GAAP Financial Measures

In addition to reporting net loss as defined under GAAP, we also present Adjusted Net Loss and Adjusted EBITDA. We define Adjusted Net Loss as net loss, excluding (i) net loss (income) on the mark-to-market of derivatives, net of tax and (ii) impairment of oil and gas assets, net of tax. We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) impairment of oil and natural gas properties, (v) accretion of abandonment liability, (vi) loss (income) on the mark-to-market of derivatives, and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718. We believe the use of non-GAAP financial measures provides useful information to investors regarding our current financial performance; however, Adjusted Net Loss and Adjusted EBITDA do not represent, and should not be considered alternatives to GAAP measurements. We believe these measures are useful in evaluating our fundamental core operating performance. Specifically, we believe the non-GAAP Adjusted Net Loss and Adjusted EBITDA results provide useful information to both management and investors by excluding certain income and expenses that our management believes are not indicative of our core operating results. Although we use Adjusted Net Loss and Adjusted EBITDA to manage our business, including the preparation of our annual operating budget and financial projections, we believe that non-GAAP financial measures have limitations and do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. A reconciliation of Adjusted Net Loss and Adjusted EBITDA to net loss, GAAP, is included below:

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Loss

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(7,915,513)	$(1,272,936)
Add back (subtract):
Losses (gains) on the mark-to-market of derivatives, net of tax (a)	15,887	(246,239)
Impairment of oil and gas properties, net of tax (b)	5,219,000	–
Adjusted net loss	$(2,680,626)	$(1,519,175)

Weighted average common shares outstanding – basic and fully diluted	47,979,990	47,979,990

Net loss per common share – basic and diluted	$(0.16)	$(0.03)
Add (subtract):
Change due to loss (gain) on the mark-to-market of derivatives, net of tax	–	–
Change due to impairment of oil and gas properties, net of tax	0.10	–
Adjusted net loss per common share – basic and diluted	$(0.06)	$(0.03)

(a)Adjusted to reflect tax benefit (expense), computed based on our effective tax rate of approximately 0% in 2016 and 33% in 2015, of $-0- and $(121,000) for the three months ended March 31, 2016 and 2015, respectively.

(b)Adjusted to reflect tax benefit (expense), computed based on our effective tax rate of approximately 0% in 2016.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(7,915,513)	$(1,272,936)
Add back:
Interest expense, net, excluding amortization of warrant based financing costs	1,434,646	1,406,820
Income tax provision	–	(635,391)
Depreciation, depletion, and amortization	2,026,389	2,634,299
Impairment of oil and gas properties	5,219,000	–
Accretion of abandonment liability	8,133	7,929
Share based compensation	157,824	321,352
Loss (gain) on the mark-to-market of derivatives	15,887	(367,328)
Adjusted EBITDA	$946,366	$2,094,745

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2016 and December 31, 2015, respectively.

	March 31,	December 31,
	2016	2015
Current Assets	$6,682,084	$6,457,840

Current Liabilities	$69,913,486	$68,312,897

Working Capital	$(63,321,402)	$(61,855,057)

As of March 31, 2016 we had negative working capital of $63,231,402, including $62,081,369 of debt that has been classified as current and included liabilities held for sale as a current liability due to the loan default and proposed restructuring.

The following table summarizes our cash flows during the three month periods ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(258,383)	$3,585,285
Net cash used in investing activities	(1,149,789)	(6,932,186)
Net cash provided by financing activities	1,400,000	3,350,000
Net change in cash and cash equivalents	$(8,172)	$3,099

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by (used in) operating activities was ($258,383) and $3,585,285 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $3,843,668. The decrease was primarily due to decreased collection of gains on settled derivatives. Changes in working capital from operating activities resulted in a decrease in cash of $100,843 in the three months ended March 31, 2016 as compared to an increase in cash of $2,444,526 for the same period in the previous year, primarily driven by a decrease in accounts receivable in 2015.

Net cash used in investing activities was $1,149,789 and $6,932,186 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $5,782,397. We paid $1,149,789 for well development during the 2016 period, while in the 2015 period we paid $6,928,258 for well development. We purchased no oil and gas properties in the three months ended March 31, 2016 as compared to purchasing 9 net leasehold acres of oil and gas properties for $102,928 in the three months ended March 31, 2015. In the three months ended March 31, 2016 we sold no oil and gas properties while in the comparable 2015 period we sold 9 net leasehold acres for proceeds of $99,000.

Net cash provided from financing was $1.40 million and $3.35 million for the three months ended March 31, 2016 and 2015, respectively. We drew $1.40 million, net of repayments, on our credit facilities during the three months ended March 31, 2016. During the same period in 2015 we drew $3.35 million, net of repayments, on out credit facilities funding a portion of our investing activity through operating cash flow, primarily derivative gains and collection of receivables.

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

Availability under the Senior Credit Facility is at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and is subject to periodic redeterminations. The availability was $32 million as of March 31, 2016 and December 31, 2015.. Subject to availability under the borrowing base, the Company may borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest is payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company is also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

The Company had borrowings of $29.15 million and $27.75 million outstanding under the Senior Credit Agreement as of March 31, 2016 and December 31, 2015, respectively.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14.7 million, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We have drawn an additional $14.7 million, net of $300,000 original issue discounts, through March 31, 2016. The Company had borrowings of $30 million and $30 million outstanding under the Subordinated Credit Facility as of March 31, 2016 and December 31, 2015, respectively.

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

The Company was out of compliance with its collateral coverage ratio as of December 31, 2015 and March 31, 2016 and the current ratio as defined in the Subordinated Credit Facility as of March 31, 2016. The Company is in compliance with all other covenants, as amended, for the period ending March 31, 2016.

On April 22, 2016 the Company received a notice of deficiency related to its Senior Credit Facility. The borrowing base for the Senior Credit Facility was re-determined to be $19 million, effective May 1, 2016. The Company must make a lump sum payment of the amount of the current balance, currently $29.4 million, in excess of the re-determined borrowing base, or $10.4 million, within 90 days of the notice, or make six or fewer consecutive installments on a monthly basis in an amount equal to one-sixth of the balance in excess of the borrowing base beginning 30 days from the notice.

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $153,522 was amortized during the three months ended March 31, 2016 and 2015. Amortization was accelerated in 2015 to fully amortize the remaining balance. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of March 31, 2016. As part of the BRHC Transaction described below, these warrants will be cancelled.

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

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2016, our balance of cash and cash equivalents was $220,022. If closing of the BRHC Transaction is delayed past May 2016 due to failure to satisfy the closing conditions, we will require further discussions with Chambers and Cadence to extend our current financing terms. We cannot assure you that such extension will be granted and Chambers and Cadence may initiate legal action under the credit facilities to enforce their rights in our Collateral. We are diligently pursuing satisfaction of the closing conditions. Presuming the BRHC Transaction closes, our plan for satisfying our cash requirements for the next twelve months is through the terms of our management agreement.

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

Our critical accounting policies are more fully described in Note 1 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Asset Contribution Agreement dated March 29, 2016 by and between Black Ridge Oil & Gas, Inc. as Transferor, and Black Ridge Holding Company, LLC as Transferee (incorporated by reference to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 31, 2016)
10.2	Debt Contribution Agreement dated March 29, 2016 by and between Black Ridge Oil & Gas, Inc., Black Ridge Holding Company, LLC, Chambers Energy Capital II, LP and CEC II, TE (incorporated by reference to Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 31, 2016)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 12, 2016	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2016	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

