Form 10-Q
period 2016-09-30
Black Ridge Oil & Gas, Inc.
filed 2016-11-07
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

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

The number of shares of registrant’s common stock outstanding as of November 7, 2016 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$57,366	$228,194
Prepaid expenses	91,608	–
Current assets from discontinued operations	–	6,229,646
Total current assets	148,974	6,457,840

Property and equipment:
Property and equipment	140,547	139,004
Less accumulated depreciation	(108,705)	(97,857)
Total property and equipment, net	31,842	41,147

Investment in Black Ridge Holding Company, LLC	52,853	–
Non-current assets from discontinued operations	–	31,808,230
Total assets	$233,669	$38,307,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current liabilities from discontinued operations	$–	$68,312,897
Accounts payable	23,165	–
Due to Black Ridge Holding Company, LLC	23,674	–
Accrued expenses	24,334	–
Total current liabilities	71,173	68,312,897

Non-current liabilities from discontinued operations	–	368,089

Total liabilities	71,173	68,680,986

Commitments and contingencies (See note 17)	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	34,748,886	34,275,414
Accumulated deficit	(34,634,370)	(64,697,163)
Total stockholders' equity (deficit)	162,496	(30,373,769)

Total liabilities and stockholders' equity (deficit)	$233,669	$38,307,217

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Management fee income	$500,000	$–	$549,451	$–
Total revenues	500,000	–	549,451	–

Operating expenses:
General and administrative	600,017	652,659	1,899,586	1,985,383
Depreciation and amortization	3,484	4,010	10,848	12,286
Total operating expenses	603,501	656,669	1,910,434	1,997,669

Net operating income (loss)	(103,501)	(656,669)	(1,360,983)	(1,997,669)

Other income (expense):
Other income (expense)	–	–	–	6,707
Gain on debt restructuring	–	–	41,621,150	–
Total other income (expense)	–	–	41,621,150	6,707

Income (loss) before provision for income taxes	(103,501)	(656,669)	40,260,167	(1,990,962)

Provision for income taxes	–	–	–	–

Income (loss) from continuing operations, net of income taxes	(103,501)	(656,669)	40,260,167	(1,990,962)

Loss from discontinued operations, net of income taxes	–	(28,263,818)	(10,197,374)	(46,872,099)

Net income (loss)	$(103,501)	$(28,920,487)	$30,062,793	$(48,863,061)

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990	48,055,112	47,979,990

Net income (loss) per common share - basic	$(0.00)	$(0.60)	$0.63	$(1.02)
Net income (loss) per common share - fully diluted	$(0.00)	$(0.60)	$0.63	$(1.02)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,062,793	$(48,863,061)
Loss from discontinued operations, net of income taxes	(10,197,374)	(46,872,099)
Income (loss) from continuing operations, net of income taxes	40,260,167	(1,990,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,848	12,286
Gain on debt restructuring	(41,621,150)	–
Common stock options issued to employees and directors	473,472	465,876
Decrease (increase) in current assets:
Prepaid expenses	(54,508)	(8,479)
Increase (decrease) in current liabilities:
Accounts payable	(3,049)	(3,008)
Due to Black Ridge Holding Company, LLC	23,674	–
Accrued expenses	25,044	13,433
Net cash provided by (used in) operating activities from continuing operations	(885,502)	(1,510,854)
Net cash provided by operating activities from discontinued operations	3,829,723	15,315,846
Net cash provided by operating activities	2,944,221	13,804,992

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,543)	–
Net cash used in investing activities from continuing operations	(1,543)	–
Net cash used in investing activities from discontinued operations	(4,763,506)	(17,841,075)
Net cash used in investing activities	(4,765,049)	(17,841,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operations	–	–
Net cash provided by financing activities from discontinued operations	1,650,000	4,000,000
Net cash provided by financing activities	1,650,000	4,000,000

NET CHANGE IN CASH	(170,828)	(36,083)
CASH AT BEGINNING OF PERIOD	228,194	94,682
CASH AT END OF PERIOD	$57,366	$58,599

SUPPLEMENTAL INFORMATION:
Interest paid	$1,429,564	$3,292,793
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of net liabilities to Black Ridge Holding Company, LLC in restructuring	$(41,568,297)	$–
Net change in accounts payable for purchase of oil and gas properties	$(3,744,487)	$(2,005,514)
Capitalized asset retirement costs, net of revision in estimate	$4,737	$42,391

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at September 30, 2016 and December 31, 2015.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at September 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in such accounts.

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

Debt Issuance Costs

Costs relating to obtaining our revolving credit facilities are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized balance of debt issuance costs at September 30, 2016, and December 31, 2015, was $-0-. Amortization of debt issuance costs charged to interest expense were $-0- and $287,227 for the nine months ended September 30, 2016 and 2015, respectively. Interest expense related to debt issuance costs is reflected as part of loss from discontinued operations on the statement of operations. When a loan is paid in full or becomes due on demand due to a default on the loan any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through September 30, 2016. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $-0- and $257 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, all website development costs have been fully depreciated.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding – basic	47,979,990	47,979,990	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–	75,122	–
Weighted average common shares outstanding – diluted	47,979,990	47,979,990	48,055,112	47,979,990

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 7,043,500 and 15,757,209 for the three months ended September 30, 2016 and 2015, respectively, and 6,906,500 and 15,757,209 for the nine months ended September 30, 2016 and 2015, respectively.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $10,848 and $12,286 for the nine months ended September 30, 2016 and 2015, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
	September 30,
	2016	2015
Capitalized Certain Payroll and Other Internal Costs	$–	$–
Capitalized Interest Costs	7,219	352,572
Total	$7,219	$352,572

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties throughout 2015 and 2016, we recorded non-cash ceiling test impairments of $5,219,000 and $52,634,000 for the nine months ended September 30, 2016 and 2015, respectively. The impairment charges affected our reported net income but did not reduce our cash flow. The impairment charges are reflected as part of discontinued operations on the statement of operations.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $473,472 and $465,876 for the nine months ended September 30, 2016 and 2015, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $-0- and $484,012 of warrant related debt discounts were amortized during the nine months ended September 30, 2016 and 2015, respectively, and treated as interest expense and reflected as part of discontinued operations on the statement of operation. The fair value of warrants is determined similar to the method used in determining the fair value of employee stock options and the fair value is amortized over the life of the related credit facility and accelerated in the event of termination of the related credit facility or if the related credit facility becomes payable on demand due to a default on the related credit facility. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt. As part of the debt restructuring all related warrants were retired and cancelled.

BLACK RIDGE OIL & GAS, INC.

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

Derivative Instruments and Price Risk Management

While operating its oil and gas business, the Company entered into derivative contracts, including price swaps, caps and floors, which required payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil without the exchange of underlying volumes. The notional amounts of these financial instruments were based on a portion of the expected production from existing wells.

Realized gains and losses were recorded to gain (loss) on settled derivatives and unrealized gains or losses as a result of mark-to market valuations were recorded to gain (loss) on the mark-to-market of derivatives and are presented as a part of discontinued operations on the statement of operations.

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

In August, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In March, 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In March, 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In March, 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force). For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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

As shown in the accompanying financial statements, the Company has incurred losses from operations resulting in an accumulated deficit of ($34,634,370) as of September 30, 2016, which was reduced in the current year by a gain on debt restructuring of $41,621,150. While the debt restructuring outlined in Note 4 – Debt Restructuring leaves the Company debt free, it also eliminated the asset base from which the Company derived the majority of its cash flow. The management fees from the management agreement entered into as part of the debt restructuring should be sufficient to cover the Company’s overhead costs for the balance of 2016. However, the management agreement can be cancelled by either party without penalty after January 1, 2017 with three months notice. While the Company is actively working to secure additional joint ventures with assets to manage, to date the Company has not found other sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the transaction, the Company recorded a gain on debt restructuring of $41,621,150 calculated as the difference between our final ownership interest in BRHC, after conversion of debt to equity and the equity contribution of the Initial Chambers Investment within BRHC and our retention of a 3.88% ownership interest in BRHC, and the net book value of the assets and labilities we transferred to BRHC.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Oil and gas sales	$–	$3,359,684	$5,539,613	$11,296,220
Gain on settled derivatives	–	7,456,284	1,043,026	9,436,903
Loss on the mark-to-market of derivatives	–	(3,297,358)	(4,288,736)	(4,886,184)
Total revenues	–	7,518,610	2,293,903	15,846,939

Operating expenses:
Production expenses	–	887,187	1,400,639	3,030,707
Production taxes	–	330,186	568,028	1,171,530
General and administrative	–	102,129	476,461	309,858
Depletion of oil and gas properties	–	1,778,580	3,114,347	7,346,356
Impairment of oil and gas properties	–	30,995,000	5,219,000	52,634,000
Accretion of discount on asset retirement obligations	–	8,039	16,258	23,900
Total operating expenses	–	34,101,121	10,794,733	64,516,351

Net operating loss	–	(26,582,511)	(8,500,830)	(48,669,412)

Other income (expense):
Interest expense	–	(1,681,307)	(1,696,544)	(4,795,727)
Total other income (expense)	–	(1,681,307)	(1,696,544)	(4,795,727)

Loss before provision for income taxes	–	(28,263,818)	(10,197,374)	(53,465,139)

Provision for income taxes	–	–	–	6,593,040

Net income (loss)	$–	$(28,263,818)	$(10,197,374)	$(46,872,099)

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

We have not yet commenced operations pursuant to this joint venture, but continue to actively evaluate investment opportunities with Merced.

Note 6 – Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Property and equipment	$140,547	$139,004
Less: Accumulated depreciation and amortization	(108,705)	(97,857)
Total property and equipment, net	$31,842	$41,147

All of the oil and gas assets have been classified as non-current assets from discontinued operations on the balance sheet as of December 31, 2015 as the Company effectively disposed of those assets as part of the restructuring discussed in Note 4 – Debt Restructuring.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended
	September 30,
	2016	2015
Depletion of costs for evaluated oil and gas properties (1)	$3,114,347	$7,346,356
Depreciation and amortization of other property and equipment	10,848	12,286
Total depreciation, amortization and depletion	$3,125,195	$7,358,642

(1)Presented as an element of loss from discontinued operations, net of income taxes.

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded non-cash ceiling test impairments of $5,219,000 and $52,634,000 for the nine months ended September 30, 2016 and 2015, respectively. The expense associated with the impairments is presented as part of loss from discontinued operations, net of income taxes. The impairment charges affected our reported net income but did not reduce our cash flow.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at June 21, 2016 (prior to their disposition through our debt restructuring) and September 30, 2015. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 21, 2016		September 30, 2015
	Gross	Net	Gross	Net
North Dakota	352	10.64	336	10.51
Montana	5	0.37	5	0.37
Total	357	11.01	341	10.88

The Company’s oil and gas properties consisted of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 21, 2016 (prior to their disposition through our debt restructuring) and September 30, 2015, our principal oil and gas assets included approximately 7,016 and 8,509 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
	September 30,
	2016	2015
Purchases of oil and gas properties and development costs for cash	$4,858,134	$17,968,423
Purchase of oil and gas properties accrued at period-end	3,155,016	7,359,282
Purchase of oil and gas properties accrued at beginning of period (prior to disposition)	(6,899,503)	(9,364,796)
Capitalized asset retirement costs	4,737	42,391
Total purchase and development costs, oil and gas properties	$1,118,384	$16,005,300

2016 Acquisitions

During the nine months ended September 30, 2016, we did not purchase any oil and gas properties.

2016 Divestitures

During the nine months ended September 30, 2016, we sold approximately 14 net leasehold acres oil and gas properties for total proceeds of $94,628. No gain or loss was recorded pursuant to the sales.

2016 Disposition in Debt Restructuring

On June 21, 2016 we disposed of all of our oil gas properties, with net carrying costs of $24,498,638, as part of our debt restructuring as outlined in Note 4 – Debt Restructuring.

2015 Acquisitions

During the nine months ended September 30, 2015, we purchased a total of approximately nine net leasehold acres of oil and gas properties. In consideration for the assignment, we paid the sellers a total of approximately $102,928.

2015 Divestitures

During the nine months ended September 30, 2015, we sold approximately 14 net leasehold acres of oil and gas properties and three wellbores for total proceeds of $127,348. No gain or loss was recorded pursuant to the sales.

Undeveloped Acreage Expirations

During the nine months ended September 30, 2016, we had leases encompassing 1,079 net acres expire with carrying costs of $650,816 that had been reserved and transferred to the full cost pool subject to depletion in 2015.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Beginning ARO	$368,089	$286,804
Liabilities incurred for new wells placed in production	4,737	42,391
Accretion of discount on ARO	16,258	23,900
Liability relieved in debt restructuring	(389,084)	–
Ending ARO	$–	$353,095

The ARO as of December 31, 2015 has been reclassified to non-current liabilities from discontinued operations on the balance sheet.

Note 9 – Related Party

We leased office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $36,183 and $52,298 to this entity during the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, the Company had no outstanding derivative contracts. All of our then outstanding derivative contracts, with a mark-to-market liability valuation of $3,134,336, were transferred to BRHC as part of the debt restructuring.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
Realized gain on derivatives:
Crude oil fixed price swaps	$922,872	$8,579,756
Crude oil collars	120,154	857,147
Realized gain on derivatives, net	$1,043,026	$9,436,903

Loss on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(4,157,491)	$(4,366,810)
Crude oil collars	(131,245)	(519,374)
Loss on the mark-to-market of derivatives, net	$(4,288,736)	$(4,886,184)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2016 and December 31, 2015:

Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$57,366	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	–	–
Total assets	57,366	–	–
Liabilities
Derivative Instruments (crude oil swaps and collars)	–	–	–
Revolving credit facilities and long term debt	–	–	–
Total Liabilities	–	–	–
	$57,366	$–	$–

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$228,194	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	1,154,400	–
Total assets	228,194	1,154,400	–
Liabilities
Revolving credit facilities and long term debt	–	60,350,629	–
Total Liabilities	–	60,350,629	–
	$228,194	$(59,196,229)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2016 and 2015.

Level 2 liabilities include Revolving credit facilities. No fair value adjustment was necessary during the nine months ended September 30, 2016 and 2015.

The derivative instruments and revolving credit facilities are reflected on the balance sheets as part of assets or liabilities from discontinued operations as detailed in Note 4 – Debt Restructuring.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Revolving Credit Facilities and Long Term Debt

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015 and August 10, 2015 (as amended, the “Senior Credit Agreement”) with Cadence Bank, N.A. (“Cadence”), as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million was available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility.

Availability under the Senior Credit Facility was at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and was subject to periodic redeterminations.. Subject to availability under the borrowing base, the Company could borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest was payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company was also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015, and August 10, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million were available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provided initial commitment availability of $25 million, which was subsequently amended to $30 million, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company could borrow the available commitments in amounts of $5 million or more and could not request borrowings of such loans more than once a month, provided that the initial draw was at least $15 million. Loans under the Subordinated Credit Facility were funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bore interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate was 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate was equal to 4.00% per annum. Interest was payable on the last day of each month. The Company was also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

Intercreditor Agreements and Covenants

Cadence and Chambers had entered into an Intercreditor Agreement dated August 8, 2013 (the “Intercreditor Agreement”). The Intercreditor Agreement provided that any liens on the assets of the Company securing indebtedness under the Subordinated Credit Facility were subordinate to liens on the assets securing indebtedness under the Senior Credit Facility and set forth the respective rights, obligations and remedies of the lenders under the Senior Credit Facility with respect to their first priority liens and the lenders under the Subordinated Credit Facility with respect to their second priority liens.

The Credit Facilities, as amended, required customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that required the Company to satisfy certain specified financial ratios. The Senior Credit Agreement required the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement required the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities required that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Covenant Violations

The Company was out of compliance with the collateral coverage ratio covenant as of March 31, 2016 and December 31, 2015 and the current ratio covenant as defined by the Subordinated Credit Facility as of March 31, 2016. Additionally, the audit report the Company received with respect to its financial statements as of December 31, 2015 contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constituted a default under both its Senior Credit Facility and Subordinated Credit Facility. See Note 3, “Going Concern”, for additional information. The Company received a waiver for all debt covenants as of December 31, 2015 and March 31, 2016 as part of the debt restructuring outlined in Note 4 – Debt Restructuring.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $484,012 was amortized during the nine months ended September 30, 2016 and 2015. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of September 30, 2016. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt. As part of the debt restructuring all related warrants were retired and cancelled.

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

Net proceeds of $29.4 million was received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and was being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $127,378 was amortized during the nine months ended September 30, 2016 and 2015, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $-0- as of September 30, 2016 and December 31, 2015 as the amortization was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following presents components of interest expense, presented as a component of loss from discontinued operations, for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended
	September 30,
	2016	2015
Accrued PIK interest	$330,740	$962,551
Amortization of OID	–	127,378
Interest and commitment fees	1,373,023	3,287,131
Amortization of debt issuance costs	–	287,227
Amortization of warrant costs	–	484,012
Less interest capitalized to the full cost pool of our proved oil & gas properties	(7,219)	(352,572)
	$1,696,544	$4,795,727

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 14 –Options

Options Granted

No options were granted during the nine months ended September 30, 2016.

The Company recognized a total of $473,472, and $465,876 of compensation expense during the nine months ended September 30, 2016 and 2015, respectively, on common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,018,748 as of September 30, 2016.

Options Exercised

No options were exercised during the nine months ended September 30, 2016 and 2015.

Options Forfeited

No options were forfeited during the nine months ended September 30, 2016 and 2015.

Note 15 – Warrants

Warrants Granted

No warrants were granted during the nine months ended September 30, 2016 and 2015.

We recognized a total of $-0- and $484,012 of finance expense during the nine months ended September 30, 2016 and 2015, respectively, on common stock warrants issued to lenders. All warrants granted pursuant to debt financings are amortized over the remaining life of the respective loan.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2016 and 2015.

Warrants Expired and Cancelled

A total of 3,548,375 warrants, with exercise prices ranging from $0.95 to $1.50, expired during the nine months ended September 30, 2016. Additionally, 5,000,000 warrants, at an exercise price of $0.65, were cancelled and retired as part of the debt restructuring outlined in Note 4 – Debt restructuring. A total of 585,000 warrants with an exercise price of $0.38 expired during the nine months ended September 30, 2015.

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

We currently estimate that our effective tax rate for the year ending December 31, 2016 will be 0%. Losses incurred during the period from April 9, 2011 (inception) to September 30, 2016 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2016, net deferred tax assets were $11,483,485, after an offsetting reduction in deferred tax liabilities of $5,735, primarily related to net operating loss carryforwards. A valuation allowance of approximately $11,483,485 was applied to the remaining net deferred tax assets. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the nine months ended September 30, 2016 was $-0- as the Company utilized a portion of the Company’s deferred tax asset, which was offset by a corresponding reduction in the valuation allowance on the utilized deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2016.

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

Note 18 – Subsequent Events

Board of Directors Addition

Effective October 26, 2016, the Company named Lyle Berman to its board of directors. In connection with his being named a member of the board of directors Mr. Berman was granted options to purchase 100,000 shares of the Company’s common stock. These options vest in 3 equal annual installments, commencing one year from the date of grant on October 26, 2017.

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

Overview and Outlook

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described below in “Debt Restructuring.” Following the transaction, our focus has been on managing the oil and gas assets in which we will continue to have an indirect minority interest. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with capital from our secured lenders as part of the restructuring terms, existing joint venture partners or other capital providers.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still quoted on the OTCQB under the trading symbol “ANFC.”

Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC will issue a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility shall be automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending September 30, 2016. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction has been consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

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

BRHC is managed by the BRHC Board, which is responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The BRHC Board is comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

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

Operational Highlights

Continuing Operations

Under our structure following our debt restructuring, our revenues from continuing operations consist of management fees, which we began earning on June 21, 2016, the date of the restructuring. Our management services agreement with BRHC includes management services fees amounting to $500,000 per quarter. No management fees were earned by the Company in the quarter ended September 30, 2015.

General and administrative expenses from continuing operations were $600,017 in the three months ended September 30, 2016 as compared to $652,659 in the three months ended September 30, 2015.

Results of Operations for the Three Months Ended September 30, 2016 and 2015.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2016 and 2015, respectively.

	Three Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)
Management fee revenue	$500,000	$–	$500,000
Total revenues:	500,000	–	500,000

Operating expenses:
General and administrative	600,017	652,659	(52,642)
Depreciation and amortization	3,484	4,010	(526)
Total operating expenses:	603,501	656,669	(53,168)

Loss before provision for income taxes	(103,501)	(656,669)	553,168

Provision for income taxes	–	–	–

Loss from continuing operations, net of income taxes	(103,501)	(656,669)	553,168

Loss from discontinued operations, net of income taxes	–	(28,263,818)	28,263,818

Net loss	$(103,501)	$(28,920,487)	$28,816,986

Management Fee Revenue

Management fees consist of $500,000 of management fees earned under our management services agreement with BRHC for the three months ended September 30, 2016. The Company earned no management fees during the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses from continuing operations for the three months ended September 30, 2016 were $600,017 compared to $652,659 for the three months ended September 30, 2015, a decrease of $52,642, or 8%. The decrease in general and administrative expenses was primarily due to reduced outside services and travel related expenses. General and administrative expenses for the 2015 period excludes $102,129 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC which were reclassified to loss from discontinued operations.

Depreciation

Depreciation expense for the three months ended September 30, 2016 was $3,484, compared to $4,010 for the three months ended September 30, 2015.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring. The Company has a loss of $28,263,818 during the three months ended September 30, 2015 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $28,236,818 in 2015 consisted of revenues of $7,518,610 including $3,359,684 of oil and gas sales and net gains of $4,158,926 related derivatives. Expenses from discontinued operations included a $30,995,000 impairment write-down on the Company’s oil and gas assets, $887,187 of production expenses, $330,186 of production taxes, $102,129 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $1,778,580 of depletion, $8,039 of accretion of the discount on asset retirement obligations and $1,681,307 of interest expense.

Provision for Income Taxes

We had no income tax expense or benefit in both the three months ended September 30, 2016 and 2015 as the Company reserved against any deferred tax asset created due to tax losses due to the uncertainty of realization of the benefit.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)
Management fee revenues	549,451	–	549,451
Total revenues:	549,451	–	549,451

Operating expenses:
General and administrative	1,899,586	1,985,383	(85,797)
Depreciation and amortization	10,848	12,286	(1,438)
Total operating expenses:	1,910,434	1,997,669	(87,235)

Net operating loss	(1,360,983)	(1,997,669)	636,686

Total other income (expense)	41,621,150	6,707	41,614,443

Income (loss) from continuing operations before provision for income taxes	40,260,167	(1,990,962)	42,251,129

Provision for income taxes	–	–	–

Income (loss) from continuing operations, net of income taxes	40,260,167	(1,990,962)	42,251,129

Loss from discontinued operations, net of income taxes	(10,197,374)	(46,872,099)	36,674,725

Net income (loss)	$30,062,793	$(48,863,061)	$78,925,854

Management Fee Revenue

Management fees represent fees of $549,451 earned for the period following the completion of the BRHC transaction on June 21, 2016. The Company earned no management fees during the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses from continuing operations for the nine months ended September 30, 2016 were $1,899,586 compared to $1,985,383 for the nine months ended September 30, 2015, a decrease of $85,797, or 4%. The decrease in general and administrative expenses was primarily due to reduced outside services and travel related expenses. General and administrative expenses for the 2015 period excludes $476,461 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC which were reclassified to loss from discontinued operations.

Depreciation

Depreciation expense for the nine months ended September 30, 2016 was $10,848, compared to $12,286 for the nine months ended September 30, 2015.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the nine months ended September 30, 2016 and 2015 as the Company reserved against any deferred tax asset created due to tax losses due to the uncertainty of realization of the benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $10,197,374 during the period from January 1, 2016 through June 21, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $10,197,374 in 2016 consisted of revenues of $2,293,903 including $5,539,613 of oil and gas sales and reduced by net losses of $3,245,710 related derivatives. Expenses from discontinued operations in 2016 included a $5,219,000 impairment write-down on the Company’s oil and gas assets, $1,400,639 of production expenses, $568,028 of production taxes, $476,461 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $3,114,347 of depletion, $16,258 of accretion of the discount on asset retirement obligations and $1,696,544 of interest expense.

The Company has a loss of $46,872,099 during the nine months ended September 30, 2015 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $46,872,099 in 2015 consisted of revenues of $15,846,939 including $11,296,220 of oil and gas sales and net gains of $4,550,719 related derivatives. Expenses from discontinued operations included $52,634,000 of impairment write-downs on the Company’s oil and gas assets, $3,030,707 of production expenses, $1,171,530 of production taxes, $309,858 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $7,346,356 of depletion, $23,900 of accretion of the discount on asset retirement obligations and $4,795,727 of interest expense. Additionally the Company had an income tax benefit of $6,593,040 in the nine months ended September 30, 2016 resulting from the Company’s loss of $53,465,139 from discontinued operations before the provision for income taxes.

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

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted Net Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(103,501)	$(28,920,487)	$30,062,793	$(48,863,061)
Add back:
Gain on debt restructuring, net of tax (a)	–	–	(41,621,150)	–
Loss (income) on mark-to-market of derivatives, net of tax (b)	–	3,297,358	4,288,736	4,300,184
Impairment of oil and gas properties, net of tax (c)	–	30,995,000	5,219,000	46,318,000
Adjusted net income (loss)	$(103,501)	$5,371,871	$(2,050,621)	$1,755,123

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990

Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990	48,055,112	47,979,990

Net income (loss) per common share – basic	$(0.00)	$(0.60)	$0.63	$(1.02)
Add:
Change due to gain on debt restructuring, net of tax	–	–	(0.87)	–
Change due to loss on mark-to- market of derivatives, net of tax	–	0.07	0.09	0.09
Change due to impairment of oil and gas properties, net of tax	–	0.65	0.11	0.97
Adjusted net income (loss) per common share – basic	$(0.00)	$0.11	$(0.04)	$0.04

Net income (loss) per common share –fully diluted	$(0.00)	$(0.60)	$0.63	$(1.02)
Add:
Change due to gain on debt restructuring, net of tax	–	–	(0.87)	–
Change due to loss on mark-to- market of derivatives, net of tax	–	0.07	0.09	0.09
Change due to impairment of oil and gas properties, net of tax	–	0.65	0.11	0.97
Adjusted net income (loss) per common share – fully diluted	$(0.00)	$0.11	$(0.04)	$0.04

(a)Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 0% in the nine months ended September 30, 2016.

(b)Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 0% in 2016 and 12% in 2015, of $-0- and $-0- for the three month ended September 30, 2016 and 2015, respectively, and $-0- and ($586,000) for the nine months ended September 30, 2016 and 2015, respectively.

(c)Adjusted to reflect tax expense, computed based on our effective tax rate of approximately 0% in 2016 and 12% in 2015, of $-0- and $8,639 for the three month ended September 30, 2016 and 2015, respectively, and $-0- and $14,211 for the nine months ended September 30, 2016 and 2015, respectively.

Black Ridge Oil & Gas, Inc.

Reconciliation of Adjusted EBITDA

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(103,501)	$(28,920,487)	$30,062,793	$(48,863,061)
Add back:
Gain on debt restructuring	–	–	(41,621,150)	–
Interest expense, net, excluding amortization
of warrant based financing costs	–	1,519,058	1,696,544	4,311,715
Income tax provision	–	–	–	(6,593,040)
Depreciation, depletion, and amortization	3,484	1,782,590	3,125,195	7,358,642
Impairment of oil and gas properties	–	30,995,000	5,219,000	52,634,000
Accretion of abandonment liability	–	8,039	16,258	23,900
Share based compensation	157,824	314,374	473,472	949,888
Loss on mark-to market of derivatives	–	3,297,358	4,288,736	4,886,184

Adjusted EBITDA	$57,807	$8,995,932	$3,260,848	$14,708,228

Our adjusted EBITDA for the nine month period ended September 30, 2015 includes income from the Dahl Federal well that was recognized in those periods based on activity in prior periods of $1,027,995.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
	2016	2015
Current Assets	$148,974	$6,457,840

Current Liabilities	$71,173	$68,312,897

Working Capital	$77,801	$(61,855,057)

As of September 30, 2016 we had positive working capital of $77,801.

The following table summarizes our cash flows during the three month periods ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$2,944,221	$13,804,992
Net cash used in investing activities	(4,765,049)	(17,841,075)
Net cash provided by financing activities	1,650,000	4,000,000
Net change in cash and cash equivalents	$(170,828)	$(36,083)

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $2,944,221 and $13,804,992 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $10,860,771. The increase was due primarily to cash provided from operating activities of discontinued operations. Cash provided from operating activities of discontinued operations was $3,829,723 and $15,315,846, for the nine month periods ended September 30, 2016 and 2015, respectively, the decrease driven by gains on settled derivatives ($9,436,903 in 2015 compared to $1,043,026 in 2016), lower commodity prices and a shortened period in 2016 due to the restructuring on June 21, 2016.

Net cash used in investing activities was $4,765,049 and $17,841,075 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $13,076,026. Nearly all of our investing activity in both periods was derived from discontinued operations. We paid $4,858,134 for well development during the 2016 period while in the 2015 period we spent $17,865,495 for well development. Additionally, the decrease in cash used in investing activities was attributable to a decrease in cash spent for property acquisition as we purchased no property during the nine months ended September 30, 2016 as compared to purchasing 9 net leasehold acres of oil and gas properties for $102,928 in the nine months ended September 30, 2015. In the nine months ended September 30, 2016 we sold 14 net leasehold acres for proceeds of $94,628, while in the comparable 2015 period we sold 14 net leasehold acres and three wellbores for proceeds of $127,348. In the nine months ended September 30, 2016 we purchased equipment for $1,543.

Net cash provided from financing was $1,650,000 and $4,000,000 for the nine months ended September 30, 2016 and 2015, respectively, all due to net borrowings for discontinued operations.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continues indefinitely, unless terminated. The Management Services Agreement provides termination provisions upon reasonable notice for both the BRHC and the Company as well as upon a change of control, provided that if the Management Services Agreement is terminated before December 31, 2016 that BRHC shall pay the Company a termination fee equal to the amount that would have been paid if the Management Services Agreement was in place until December 31, 2016.

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

Availability under the Senior Credit Facility was at all times subject to the then-applicable borrowing base, determined by Cadence in a manner consistent with the normal and customary oil and gas lending practices of Cadence. Availability was initially set at $7 million and was subject to periodic redeterminations.. Subject to availability under the borrowing base, the Company could borrow, repay and re-borrow funds in amounts of $250,000 or more. At the Company’s election, the unpaid principal balance of any borrowings under the Senior Credit Facility may bear interest at either (i) the Base Rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 1.00% to 1.50% or (ii) the LIBOR rate, as defined in the Senior Credit Facility, plus the applicable margin, which varies from 3.00% to 3.50%. Interest was payable for Base Rate loans on the last business day of the month and for LIBOR loans on the last LIBOR business day of each LIBOR interest period. The Company was also required to pay a quarterly fee of 0.50% on any unused portion of the borrowing base, as well as a facility fee of 0.90% of the initial and any subsequent additions to the borrowing base.

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

Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015, and August 10, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million were available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

The Subordinated Credit Agreement provided initial commitment availability of $25 million, which was subsequently amended to the current availability of $30 million, with the remaining commitments subject to the approval of Chambers and other customary conditions. The Company could borrow the available commitments in amounts of $5 million or more and could not request borrowings of such loans more than once a month, provided that the initial draw was at least $15 million. Loans under the Subordinated Credit Facility were funded net of a 2% OID. The unpaid principal balance of borrowings under the Subordinated Credit Facility bore interest at the Cash Interest Rate plus the PIK Interest Rate. The Cash Interest Rate was 9.00% per annum plus a rate per annum equal to the greater of (i) 1.00% and (ii) the offered rate for three-month deposits in U.S. dollars that appears on Reuters Screen LIBOR 01 as of 11:00 a.m. (London time) on the second full LIBOR business day preceding the first day of each calendar quarter. The PIK Interest Rate was equal to 4.00% per annum. Interest was payable on the last day of each month. The Company was also required to pay an annual nonrefundable administration fee of $50,000 and a monthly availability fee computed at a rate of 0.50% per annum on the average daily amount of any unused portion of the available amount under the commitment.

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

Intercreditor Agreements and Covenants

Cadence and Chambers had entered into an Intercreditor Agreement dated August 8, 2013 (the “Intercreditor Agreement”). The Intercreditor Agreement provided that any liens on the assets of the Company securing indebtedness under the Subordinated Credit Facility were subordinate to liens on the assets securing indebtedness under the Senior Credit Facility and sets forth the respective rights, obligations and remedies of the lenders under the Senior Credit Facility with respect to their first priority liens and the lenders under the Subordinated Credit Facility with respect to their second priority liens.

The Credit Facilities, as amended, required customary affirmative and negative covenants for credit facilities of the respective types and sizes for companies operating in the oil and gas industry, as well as customary events of default. Furthermore, the Credit Facilities contain financial covenants that required the Company to satisfy certain specified financial ratios. The Senior Credit Agreement required the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a ratio of current assets, including debt facility available to be drawn, to current liabilities of a minimum of 1.0 to 1.0, except for the quarter ending June 30, 2014, which was waived, (iii) a net debt to EBITDAX, as defined in the Senior Credit Agreement, ratio of 3.75 to 1.00 for the quarter ended March 31, 2014, 4.25 to 1.00 for the quarters ended June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ended December 31, 2014, was waived for the quarters ended March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, in each case calculated on a modified trailing four quarter basis, (iv) a maximum senior leverage ratio of not more than 2.5 to 1.0 calculated on a modified trailing four quarter basis, and (v) a minimum interest coverage ratio of not less than 3.0 to 1.0. The Subordinated Credit Agreement required the Company to maintain, as of the last day of each fiscal quarter of the Company, (i) a collateral coverage ratio (reserve value plus consolidated working capital to adjusted indebtedness) of at least 0.65 to 1.00 through the quarter ending June 30, 2014, 0.70 to 1.00 for the quarters ending September 30, 2014 and December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 0.70 to 1.00 for the quarter ending September 30, 2015, and 0.80 to 1.00 for the quarter ending December 31, 2015 and thereafter, (ii) a consolidated net leverage ratio (adjusted total indebtedness less the amount of unrestricted cash equivalents to consolidated EBITDA) of no more than 3.75 to 1.00 for the quarter ending March 31, 2014, 4.25 to 1.00 for the quarters ending June 30, 2014 and September 30, 2014, 4.00 to 1.00 for the quarter ending December 31, 2014, was waived for the quarters ending March 31, 2015 and June 30, 2015, and 3.50 to 1.00 for the quarter ending September 30, 2015, and 3.65 to 1.00 for the quarter ending December 31, 2015, and 3.50 to 1.00 for the quarter ending March 31, 2016 and thereafter, calculated on a modified trailing four quarter basis, (iii) a consolidated cash interest coverage ratio (consolidated EBITDA to consolidated cash interest expense) of no less than 2.5 to 1.0, calculated on a modified trailing four quarter basis and (iv) a ratio of consolidated current assets to consolidated current liabilities of at least 1.0 to 1.0, except for the quarter ending June 30, 2015 when the covenant was waived. In addition, each of the Credit Facilities required that the Company enter into hedging agreements based on anticipated oil production from currently producing wells as agreed to by the lenders.

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

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants expire on August 8, 2018. Proceeds from the loan were allocated between the debt and equity based on the relative fair values at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet and is being amortized using the effective interest method over the life of the credit facility, which matures on June 30, 2017. A total of $-0- and $321,763 was amortized during the nine months ended September 30, 2016 and 2015. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of September 30, 2016. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt. As part of the debt restructuring all related warrants were retired and cancelled.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2016, our balance of cash and cash equivalents was $57,366 and we had $77,801 of working capital. Following the close of the BRHC Transaction, our plan for satisfying our cash requirements for the next twelve months is through the terms of our management agreement.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BLACK RIDGE OIL & GAS, INC.

Dated: November 7, 2016	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2016	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

