Form 10-K
period 2016-12-31
Black Ridge Oil & Gas, Inc.
filed 2017-04-06
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,124,000 as of June 30, 2016 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 47,979,990 shares outstanding of the registrant’s common stock as of April 3, 2017.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire for our clients;
•	failure to acquire or grow new business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements

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

i

ii

PART I

ITEM 1. BUSINESS

Overview

On June 21, 2016 we closed on a debt restructuring transaction with our former secured lenders as described below in “Debt Restructuring.” Following the transaction, our focus has been on managing the oil and gas assets in which we continue to have an indirect minority interest. In addition, we continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with capital from our existing joint venture partners or other capital providers.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is traded on the OTCQB under the trading symbol “ANFC.”

Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under the credit agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under the credit agreement between the Company, as borrower, and affiliates (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) of Chambers Energy Management, LP (“Chambers”), as administrative agent (the “Chambers Credit Facility”), and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, the Chambers Affiliates entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending September 30, 2015. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, unless terminated. The Management Services Agreement could be cancelled by either party without penalty after January 1, 2017 with a three month notice and is paid in advance at the beginning of each calendar quarter.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC , have agreed to purchase for cash our 3.88% equity share in BRHC, which is estimated to be approximately $1.1 million.

Business

Following the BRHC Transaction, our focus has been managing the oil and gas assets for BRHC in which we continued to have a minority interest. In addition, we continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with capital from joint venture partners or other capital providers (our partners).

We believe we create value through identifying and targeting acreage positions with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses.

With the experience and connections of our personnel in the Williston Basin region, we believe that we are able to create value for our partners through opportunistic acreage acquisitions. We believe our experience enhances our ability to identify and acquire high value acreage in the Bakken and Three Forks trends. Because we primarily identify minority interests in multiple drilling units, we are able to diversify our partners’ risk across numerous wells. We believe that our prospective success revolves around our ability to identify and acquire for our partners mineral leases to participate in drilling activities by virtue of their ownership of such rights and through our experience and the relationships we have developed in the Williston Basin and our experience in managing those investments for our partners.

Principal Agreements Affecting Our Ordinary Business

Our principal agreements for our continuing operations take the form of management service agreements, whereby our partners pay a fee to us for managing the business operations and day to day-to-day transactions of the business, and joint venture agreements, whereby joint ventures are funded by our partners and we are paid a fee to identify prospective oil and gas related investments for purchase and manage the day-to-day operations of those assets once purchased. Under the joint venture agreements, after certain investor hurdles are met, the Company will generally receive a share of profits in the joint venture.

Employees

We currently have 8 full time employees. We may hire additional technical or administrative personnel as appropriate. However, we do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to an annual lease agreement that commenced on July 1, 2016.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into segments or geographic areas.

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

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, equity financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We are subject to risks inherent in our partners’ oil and gas businesses

Our partners, and ourselves to the extent we take or receive an equity position in our partners’ investments, experience the risks and volatility inherent with ownership of oil and gas operations. All of these risks could adversely affect their financial condition and the results of their operations and potentially limit their ability to meet their financial obligations to us and other parties. Those risks include, but are not limited to, the following:

•	Crude oil, natural gas and natural gas liquid (NGL’s) prices are very volatile;
•	Estimates of crude oil and natural gas reserves are based on many assumptions that may prove inaccurate;
•	Drilling for oil, natural gas and NGLs are high risk activities with many uncertainties;
•	Sustained decreases in oil and natural gas prices may result in writedowns in the valuation of oil and natural gas property values;
•	An inability to replace reserves produced;
•	As a non-operator, the development of successful operations relies on third-party operators who, if not successful, could have a materially adverse effect on the results of operations;
•	Derivative activities could result in financial losses or could reduce cash flows;
•	Derivative activities could result in exposure to potential regulatory risks;
•	Oil and gas operations rely on transportation and processing facilities and other assets that are owned by third parties;
•	Seasonal weather conditions may adversely affect third-party operators’ ability to conduct operations and drilling activities in areas where properties are located;
•	Significant capital expenditures will be required to develop properties and replace reserves;
•	The timing of development of any undeveloped reserves is in the hands of third party operators;
•	The inability of one or more of the operating partners to meet their obligations to us may adversely affect financial results;
•	Decommissioning costs are unknown and may be substantial, and unplanned costs could divert resources from other projects; and
•	Federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or deferred as a result of future legislation.

Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code by certain changes in the ownership of our company.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2016, we had an estimated NOL carryforward of approximately $23.6 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

We are highly dependent on Kenneth DeCubellis, our chief executive officer, and our other executive officers and employees. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Kenneth DeCubellis, our chief executive officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of James Moe, our chief financial officer, and Michael Eisele, our chief operating officer. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

We have a limited operating history as a manager of oil and gas properties for our partners and may not be successful in becoming profitable.

We have a limited operating history as a manger of oil and gas properties for our partners. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the crude oil and natural gas industries. There can be no assurance that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including: our ability to raise adequate working capital; our ability to attract and maintain key management and employees; and our ability to efficiently find investment opportunities for our partners. To sustain profitable operations in the future, we must, alone or with others, successfully manage these factors, as well as continue to develop the base of assets that we manage.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct business.

Our ability to successfully develop additional assets for our partners under the umbrella that we manage will depend on developing and maintaining close working relationships with industry participants. Our success will also depend on our ability to select and evaluate suitable properties for our partners and to consummate transactions in a highly competitive environment. These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to identify suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will use the business relationships of our management and develop new relationships to enter into strategic relationships. These relationships may take the form of joint ventures, joint operating agreements, referral agreements and other contractual arrangements with outside individuals and crude oil and natural gas companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities that we would not otherwise be inclined to do independent of these strategic relationships. If sufficient strategic relationships are not established and maintained, our business prospects, financial condition and results of operations may be materially adversely affected.

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

The Company has limited assets to generate cash to pay general and administrative expenses.

Following the closing of the BRHC Transaction, our principal asset consists of our Class A Unit Membership Interest in BRHC. We were reliant on the fees under our Management Services Agreement in order to generate revenues until there were distributions related to such interests. After the BRHC sale, our assets will be limited to the remaining contractual management fee receivable for the second quarter of 2017 and our proceeds from Chambers’ purchase of our equity share in BRHC. We will continue to have general and administrative expenses to remain a public company and continue with our business plan.

The Company may become subject to the requirements of the Investment Company Act of 1940, which would limit the Company’s business operations and require the Company to spend significant resources to comply with such act.

The Investment Company Act of 1940 (the “Investment Company Act”) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. Because the value of our interest in BRHC will exceed 40 percent of our unconsolidated assets, excluding cash and government securities, we may meet this threshold definition of an investment company. However, the Investment Company Act also excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. We believe that we may satisfy this oil and gas company exception to the definition of an investment company after consummation of the BRHC Transaction. If our reliance on the oil and gas company exclusion from the definition of an investment company is misplaced, we may be in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the Investment Company Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission.

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

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
•	fluctuations in revenue from management services business;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC traded stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expenses that we incur and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Shareholders will experience dilution upon the exercise of outstanding warrants and options and issuance of common stock under our incentive plans.

As of December 31, 2016, we had options for 7,143,500 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 3,813,500 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. In addition, debt arrangements we may enter into in the future will likely preclude us from paying dividends. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to an annual lease agreement that commenced on July 1, 2016.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Delivery Commitments

We do not currently have any delivery commitments under our plan of operation.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2016 and 2015 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2016
First Quarter	$0.1500	$0.0380
Second Quarter	$0.1500	$0.0200
Third Quarter	$0.0930	$0.0350
Fourth Quarter	$0.0700	$0.0195

Year Ended December 31, 2015
First Quarter	$0.3700	$0.2035
Second Quarter	$0.4000	$0.2200
Third Quarter	$0.2551	$0.1211
Fourth Quarter	$0.1730	$0.0380

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on April 3, 2017 was $0.0410 per share.

As of April 3, 2017, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of April 3, 2017, there were 47,979,990 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the 2012 Plan) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2016:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
7,143,500	$0.42	296,500

For the fiscal years ended December 31, 2016 and 2015, we issued a total of 100,000 and 1,000,000 stock options, respectively, pursuant to the 2012 Plan. There were 12,000 and 1,153,334 options cancelled during the years ended December 31, 2016 and 2015, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (“the 2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 3,813,500 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2016:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
3,813,500	$0.04	-0-

For the fiscal years ended December 31, 2016 and 2015, we issued a total of 3,813,500 and -0- stock options, respectively, pursuant to our 2016 Plan. There were no options cancelled under the 2016 Plan during the years ended December 31, 2016 and 2015.

Warrants

We did not issue any warrants to purchase shares of registered or unregistered common stock for the fiscal years ended December 31, 2016 and 2015. There were 8,548,375 and 585,000 warrants forfeited or expired during the years ended December 31, 2016 and 2015, respectively. No warrants are outstanding as of December 31, 2016

Unregistered Issuance of Equity Securities

We did not issue securities during the fiscal year ending December 31, 2016 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed by us with the SEC.

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

Overview and Outlook

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described below in “Debt Restructuring.” Additionally, on April 3, 2017, we were informed by our former secured lenders of the upcoming sale of the assets which we had contributed in the debt restructuring transaction. Following the debt restructuring transaction, our focus had been on managing the oil and gas assets in which we continued to have an indirect minority interest, for which we earned a management services fee. We will continue to earn our management services fee related to these assets through June 30, 2017. In addition, we continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with capital from joint venture partners or other capital providers.

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is still quoted on the OTCQB under the trading symbol “ANFC.”

Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under the credit agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under the credit agreement between the Company, as borrower, and affiliates (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) of Chambers Energy Management, LP (“Chambers”), as administrative agent (the “Chambers Credit Facility”), and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, the Chambers Affiliates entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending September 30, 2015. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, unless terminated. The Management Services Agreement could be cancelled by either party without penalty after January 1, 2017 with a three month notice and is paid in advance at the beginning of each calendar quarter.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC , have agreed to purchase for cash our 3.88% equity share in BRHC, which is estimated to be approximately $1.1 million.

Overview of 2016 results

Continuing Operations

Under our structure following our debt restructuring, our revenues from continuing operations consist of management fees, which we began earning on June 21, 2016, the date of the restructuring. Our management services agreement with BRHC included management services fees amounting to $500,000 per quarter. No management fees were earned by the Company in the year ended December 31, 2015.

General and administrative expenses from continuing operations were $2,513,152 for the year ended December 31, 2016 as compared to $2,602,442 in the year ended December 31, 2015.

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

Fair Value of Financial Instruments

Our cash and cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities are required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements.

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

Results of Operations for the Years Ended December 31, 2016 and 2015.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Management fee income	$1,049,451	$–

Operating expenses:
General and administrative:
Salaries and benefits	1,324,569	1,303,266
Stock compensation	626,602	623,700
Professional services	152,413	200,587
Other general and administrative	409,568	474,889
Total general and administrative	2,513,152	2,602,442
Depreciation and amortization	14,271	16,295
Total operating expenses:	2,527,423	2,618,737

Other income
Other income	–	13,398
Gain on debt restructuring	41,621,150	–
Total other income	41,621,150	13,398

Income (loss) before provision for income taxes	40,143,178	(2,605,339)

Provision for income taxes	–	–

Income (loss) from continuing operations, net of income taxes	40,143,178	(2,605,339)

Loss from discontinued operations, net of income taxes	(10,197,374)	(67,731,696)

Net income (loss)	$29,945,804	$(70,337,035)

Management Fee Revenue

Management fees represent fees of $1,049,451 earned for the period from the completion of the BRHC transaction on June 21, 2016 through December 31, 2016. The Company earned no management fees during the year ended December 31, 2015.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the year ended December 31, 2016 were $1,324,569 compared to $1,303,266 for year ended December, 2015, an increase of $21,303, or 2%. The increase in salaries and benefits was primarily due to salary increases during the year ended December 31, 2015 that were in effect for the full year in 2016. There were no base salary increases in 2016.

Stock compensation

Stock compensation expense for the year ended December 31, 2016 was $626,602 compared to $623,700 for year ended December, 2015, an increase of $2,902. The increase was attributed to options granted towards the end of 2015 which were amortized for a full year in 2016 and 2016 options granted in December of 2016. The increased option amortization from option grants was offset by decreased amortization as certain option valuations became fully amortized during the periods.

Professional services

General and administrative expenses related to professional services from continuing operations decreased were $152,413 for 2016 compared $200,587 for 2015, a decrease of $48,174 or 24%. The decrease primarily relates to decreased accounting and legal services due to the simplified structure of the company.

Other general and administrative expenses

Other general and administrative expenses for the year ended December 31, 2016 were $409,568 compared to $474,889 for year ended December, 2015, a decrease of $65,321, or 14%. The decrease is attributable to decreased travel, meals and entertainment, investor relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the year ended December 31, 2016 was $14,271, compared to $16,295 for year ended December 31, 2015.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the year ended December 31, 2016 and 2015 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $10,197,374 during the period from January 1, 2016 through June 21, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $10,197,374 in 2016 consisted of revenues of $2,293,903, including $5,539,613 of oil and gas sales, reduced by net losses of $3,245,710 related to derivatives. Expenses from discontinued operations in 2016 included a $5,219,000 impairment write-down on the Company’s oil and gas assets, $1,400,639 of production expenses, $568,028 of production taxes, $476,461 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $3,114,347 of depletion, $16,258 of accretion of the discount on asset retirement obligations and $1,696,544 of interest expense.

The Company has a loss of $67,731,696 during the year ended December 31, 2015 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $67,731,696 in 2015 consisted of revenues of $20,156,937 including $15,104,629 of oil and gas sales and net gains of $5,052,308 related derivatives. Expenses from discontinued operations included $71,272,000 of impairment write-downs on the Company’s oil and gas assets, $3,767,444 of production expenses, $1,574,110 of production taxes, $421,189 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $9,278,108 of depletion, $32,574 of accretion of the discount on asset retirement obligations and $8,136,248 of interest expense. Additionally the Company had an income tax benefit of $6,593,040 during the year ended December 31, 2015 resulting from the Company’s loss of $74,324,736 from discontinued operations before the provision for income taxes.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2016 and 2015.

	December 31,
	2016	2015
Current Assets	$153,926	$6,457,840

Current Liabilities	$36,561	$68,312,897

Working Capital	$117,365	$(61,855,057)

As of December 31, 2016 we had positive working capital of $117,365.

The following table summarizes our cash flows during the years ended December 31, 2016 and 2015, respectively.

	Years Ended December 31,
	2016	2015
Net cash provided by operating activities	$2,953,124	$15,620,168
Net cash used in investing activities	(4,765,049)	(20,586,656)
Net cash provided by financing activities	1,650,000	5,100,000

Net change in cash and cash equivalents	$(161,925)	$133,512

Our net cash flows from operations are primarily affected by production volumes and commodity prices. Net cash provided by operating activities was $2,953,124 and $15,620,168 for the years ended December 31, 2016 and 2015, respectively, a decrease of $12,667,044. The decrease was due primarily to cash provided from operating activities of discontinued operations. Cash provided from operating activities of discontinued operations was $3,827,209 and $17,602,680, for the years ended December 31, 2016 and 2015, respectively, the decrease driven by gains on settled derivatives ($11,477,653 in 2015 compared to $1,043,026 in 2016), lower commodity prices and a shortened period in 2016 due to the restructuring on June 21, 2016.

Net cash used in investing activities was $4,765,049 and $20,586,656 for the years ended December 31, 2016 and 2015, respectively, a decrease of $16,091,607. Nearly all of our investing activity in both periods was derived from discontinued operations. We paid $4,858,134 for well development during the 2016 period while in the 2015 period we spent $20,611,076 for well development. Additionally, the decrease in cash used in investing activities was attributable to a decrease in cash spent for property acquisition as we purchased no property during the year ended December 31, 2016 as compared to purchasing 9 net leasehold acres of oil and gas properties for $102,928 in the year ended December 31, 2015. In the year ended December 31, 2016 we sold 14 net leasehold acres for proceeds of $94,628, while in the comparable 2015 period we sold 14 net leasehold acres and three wellbores for proceeds of $127,348. In the year ended December 31, 2016 we purchased equipment for $1,543.

Net cash provided from financing was $1,650,000 and $5,100,000 for the years ended December 31, 2016 and 2015, respectively, all due to borrowings for discontinued operations.

As described above in “Recent Developments,” on March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was formed by the Company to contribute and assign to BRHC all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under the credit agreement between the Company, as borrower, and affiliates (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) of Chambers Energy Management, LP (“Chambers”), as administrative agent (the “Chambers Credit Facility”), and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, the Chambers Affiliates entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending September 30, 2015. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

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

BRHC is managed by the BRHC Board, which will be responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The initial BRHC Board is comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, unless terminated. The Management Services Agreement could be cancelled by either party without penalty after January 1, 2017 with a three month notice and is paid in advance at the beginning of each calendar quarter.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC , have agreed to purchase for cash our 3.88% equity share in BRHC, which is estimated to be approximately $1.1 million.

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

The Senior Credit Facility’s maturity date of August 8, 2016, was subsequently amended to January 15, 2017 pursuant to the amendment on March 30, 2015 The Senior Credit Facility was secured by first priority interests in mortgages on substantially all of the Company’s assets, including but not limited to the Company’s mineral interests in North Dakota and Montana.

As part of the debt restructuring outline in Note 3 – Debt Restructuring, the Company transferred the obligation with a balance outstanding of $29,400,000 under the Senior Credit Facility to BRHC. The Company had borrowings of $27.75 million outstanding under the Senior Credit Agreement as of December 31, 2015.

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

The Subordinated Credit Facility was to mature on June 30, 2017. The Subordinated Credit Facility was secured by second priority interests on substantially all of the Company’s assets, including but not limited to second priority mortgages on the Company’s mineral interests in North Dakota and Montana.

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through December 31, 2015. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of December 31, 2015. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 3- Debt Restructuring.

Covenant Violations

The Company was out of compliance with the collateral coverage ratio covenant as of March 31, 2016 and December 31, 2015 and the current ratio covenant as defined by the Subordinated Credit Facility as of March 31, 2016. Additionally, the audit report the Company received with respect to its financial statements as of December 31, 2015 contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constitutes a default under both its Senior Credit Facility and Subordinated Credit Facility. The Company received a waiver for all debt covenants as of December 31, 2015 and March 31, 2016 as part of the debt restructuring outlined in Note 3 – Debt Restructuring.

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company issued to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants were cancelled as a part of the BRHC transaction.

Proceeds from the loan had been allocated between the debt and equity based on the relative fair values of the warrants at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that was presented as a debt discount on the balance sheet and was being amortized using the effective interest method over the life of the credit facility. A total of $-0- and $1,645,749 was amortized during the year ended December 31, 2016 and 2015. The remaining unamortized balance of the debt discount attributable to the warrants is $-0- as of December 31, 2016. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2016, our balance of cash and cash equivalents was $66,269. Our plan for satisfying our cash requirements for the next twelve months is through the fees earned through the remaining term of our management agreement, proceeds from the Chambers’ purchase of our interest in BRHC, and through additional management service fees generated from new partners.

Effects of inflation and pricing

We do not expect any significant effects from inflation and pricing.

Contractual obligations and commitments

The following table summarizes our obligations and commitments as of December 31, 2016 to make future payments under certain contracts, aggregated by category of obligation, for specified time periods:

	Payment Due by Period
Contractual	Less than			More than
Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Office Lease	$30,000	$–	$–	$–	$30,000
Business Software License	22,450	–	–	–	22,450
Total	$52,450	$–	$–	$–	$52,450

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

Significant changes in the number of employees

As of December 31, 2016, we had eight employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and five other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to replace and expand the assets we have under management, we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future. The prices for oil and gas products depend on numerous factors beyond our control.

The pricing received for oil and natural gas production heavily influences the economics of investment opportunities and hence our access to capital and the profitability of any joint ventures in which we participate.

Interest Rate Risk

We do not anticipate entering into any transactions that would expose us to any direct interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Ridge Oil & Gas, Inc.

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Black Ridge Oil & Gas’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Ridge Oil & Gas, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 6, 2017

BLACK RIDGE OIL & GAS, INC.

BALANCE SHEETS

	December,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$66,269	$228,194
Prepaid expenses	86,892	37,100
Due from Black Ridge Holding Company, LLC	765	–
Current assets from discontinued operations	–	6,192,546
Total current assets	153,926	6,457,840

Property and equipment:
Property and equipment	140,547	139,004
Less accumulated depreciation	(112,128)	(97,857)
Total property and equipment, net	28,419	41,147

Investment in Black Ridge Holding Company, LLC	52,853	–
Non-current assets from discontinued operations	–	31,808,230
Total assets	$235,198	$38,307,217

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current liabilities from discontinued operations	$–	$68,289,907
Accounts payable	21,563	22,990
Accrued expenses	14,998	–
Total current liabilities	36,561	68,312,897

Non-current liabilities from discontinued operations	–	368,089

Total liabilities	36,561	68,680,986

Commitments and contingencies (See note 17)	–	–

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	34,902,016	34,275,414
Accumulated deficit	(34,751,359)	(64,697,163)
Total stockholders' equity (deficit)	198,637	(30,373,769)

Total liabilities and stockholders' equity (deficit)	$235,198	$38,307,217

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2016	2015

Management fee income	$1,049,451	$–
Total revenues	1,049,451	–

Operating expenses:
General and administrative expenses
Salaries and benefits	1,324,569	1,303,266
Stock compensation	626,602	623,700
Professional services	152,413	200,587
Other general and administrative	409,568	474,889
Total general and administrative expenses	2,513,152	2,602,442
Depreciation and amortization	14,271	16,295
Total operating expenses	2,527,423	2,618,737

Net operating loss	(1,477,972)	(2,618,737)

Other income:
Other income	–	13,398
Gain on debt restructuring	41,621,150	–
Total other income	41,621,150	13,398

Income (loss) before provision for income taxes	40,143,178	(2,605,339)

Provision for income taxes	–	–

Income (loss) from continuing operations, net of income taxes	40,143,178	(2,605,339)

Loss from discontinued operations, net of income taxes	(10,197,374)	(67,731,696)

Net income (loss)	$29,945,804	$(70,337,035)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990

Net income (loss) per common share - basic	$0.62	$(1.47)
Net income (loss) per common share - fully diluted	$0.62	$(1.47)

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

						Retained	Total
					Additional	Earnings	Stockholders'
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, December 31, 2014	–	$–	47,979,990	$47,980	$33,651,714	$5,639,872	$39,339,566

Common stock options granted for services to employees and directors	–	–	–	–	623,700	–	623,700

Net loss for the year ended December 31, 2015	–	–	–	–	–	(70,337,035)	(70,337,035)

Balance, December 31, 2015	–	$–	47,979,990	$47,980	$34,275,414	$(64,697,163)	$(30,373,769)

Common stock options granted for services to employees and directors	–	–	–	–	626,602	–	626,602

Net income for the year ended December 31, 2016	–	–	–	–	–	29,945,804	29,945,804

Balance, December 31, 2016	–	$–	47,979,990	$47,980	$34,902,016	$(34,751,359)	$198,637

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,945,804	$(70,337,035)
Loss from discontinued operations, net of income taxes	(10,197,374)	(67,731,696)
Income (loss) from continuing operations, net of income taxes	40,143,178	(2,605,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,271	16,295
Gain on debt restructuring	(41,621,150)	–
Common stock options issued to employees and directors	626,602	623,700
Decrease (increase) in current assets:
Prepaid expenses	(49,792)	3,275
Increase (decrease) in current liabilities:
Accounts payable	(1,427)	(20,141)
Due to Black Ridge Holding Company, LLC	(765)	–
Accrued expenses	14,998	(302)
Net cash provided by (used in) operating activities from continuing operations	(874,085)	(1,982,512)
Net cash provided by operating activities from discontinued operations	3,827,209	17,602,680
Net cash provided by operating activities	2,953,124	15,620,168

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,543)	–
Net cash used in investing activities from continuing operations	(1,543)	–
Net cash used in investing activities from discontinued operations	(4,763,506)	(20,586,656)
Net cash used in investing activities	(4,765,049)	(20,586,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities from discontinued operations	1,650,000	5,100,000
Net cash provided by financing activities	1,650,000	5,100,000

NET CHANGE IN CASH	(161,925)	133,512
CASH AT BEGINNING OF PERIOD	228,194	94,682
CASH AT END OF PERIOD	$66,269	$228,194

SUPPLEMENTAL INFORMATION:
Interest paid	$1,429,564	$4,382,262
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of net liabilities to Black Ridge Holding Company, LLC in restructuring	$(41,568,297)	$–
Net change in accounts payable for purchase of oil and gas properties	$(3,744,487)	$(2,465,293)
Capitalized asset retirement costs	$4,737	$48,711

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

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described in Note 3 – Debt Restructuring. Following the transaction, our focus has been managing the oil and gas assets in which we continue to have an indirect minority interest. Our management services agreement related to those same oil and gas assets was terminated as described in Note 18 – Subsequent Events. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with our existing joint venture partners or other capital providers.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Reclassifications

In the current year, the Company classified assets and liabilities subject to our restructuring transaction outline in Note 3 - Debt Restructuring as assets and liabilities from discontinued operations in the balance sheet and income, expense and cash flows from the restructured operations are shows as net income and cash flows from discontinued operations. For comparative purposes, amounts from prior periods have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company had no cash equivalents on hand as of December 31, 2016 and December 31, 2015.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, under current regulations. The Company did not have any funds in excess of FDIC insured limits at December 31, 2016 and 2015. The Company has not experienced any losses in such accounts.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $-0- and $50,000 of debt issuance costs during the years ended December 31, 2016 and 2015, respectively, of which the unamortized balance of debt issuance costs at December 31, 2016 and 2015 was $-0- and $-0-, respectively. Amortization of debt issuance costs charged to interest expense was $-0- and $751,019 for the years ended December 31, 2016 and 2015, respectively. Interest expense related to debt issuance costs is reflected as part of loss from discontinued operations on the statement of operations. When a loan is paid in full or becomes due on demand due to a default on the loan, as was the case at December 31, 2015, any unamortized financing costs are removed from the related accounts and charged to interest expense.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2016. We have recognized depreciation expense on these website costs of $-0- and $257 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, all website development costs have been fully depreciated.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on long-lived assets related to continuing operations. Depreciation expense was $14,271 and $16,295 for the years ended December 31, 2016 and 2015, respectively.

Revenue Concentration

All of the Company’s revenue earned from continuing operations has come from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”), which was formed as part of our debt restructuring. Our former secured lenders are the majority owners of BRHC and we continue to have a minority interest in BRHC. The management services agreement was cancelled by BRHC subsequent to year end as describe in Note 18 – Subsequent Events.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes management fee income as services are provided.

The Company recognized oil and gas revenues from its former interests in producing wells when production was delivered to, and title was transferred to, the purchaser and to the extent the selling price is reasonably determinable. The Company used the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation. Oil and gas revenues are reflected as a component of discontinued operations on the statements of operations.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The capitalized cost and asset retirement obligation as of December 31, 2015 and the expense related to accretion of the discount on the asset retirement liability are reflected as component of discontinued operations on the balance sheet and statement of operations.

Full Cost Method

The Company followed the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center ("full cost pool"). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities were expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2016 and 2015, respectively:

	Years Ended December 31,
	2016	2015
Capitalized Certain Payroll and Other Internal Costs	$–	$–
Capitalized Interest Costs	7,219	362,075
Total	$7,219	$362,075

Proceeds from property sales were credited to the full cost pool, with no gain or loss recognized, unless such a sale significantly altered the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. During the year ended December 31, 2016, the Company sold approximately 14 net leasehold acres of oil and gas properties for proceeds of $94,268. During the year ended December 31, 2015, the Company sold approximately 14 net acres and rights to individual well bores for total proceeds of $127,348. The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties throughout 2015 and 2016, we recorded non-cash ceiling test impairments of $5,219,000 and $71,272,000 for the years ended December 31, 2016 and 2015, respectively. The impairment charges affected our reported net income but did not reduce our cash flow. The impairment charges are reflected as component of discontinued operations on the statement of operations.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Weighted average common shares outstanding – basic	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–
Weighted average common shares outstanding – diluted	49,979,990	49,979,990

For 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 10,957,000 and 15,603,375 as of December 31, 2016 and 2015, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $626,602 and $623,700 for the years ended December 31, 2016 and 2015, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This guidance updates narrow aspects of the guidance issued in Update 2014-09. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on our financial statements.

In August, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 – Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was closed. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, unless terminated, which required a three month notice by the terminating party. The management services agreement was terminated by BRHC subsequent to year end as describe in Note 18 – Subsequent Events.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

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

	For the Year
	Ended December 31,
	2016	2015

Oil and gas sales	$5,539,613	$15,104,629
Gain on settled derivatives	1,043,026	11,477,653
Loss on the mark-to-market of derivatives	(4,288,736)	(6,425,345)
Total revenues	2,293,903	20,156,937

Operating expenses:
Production expenses	1,400,639	3,767,444
Production taxes	568,028	1,574,110
General and administrative	476,461	421,189
Depletion of oil and gas properties	3,114,347	9,278,108
Impairment of oil and gas properties	5,219,000	71,272,000
Accretion of discount on asset retirement obligations	16,258	32,574
Total operating expenses	10,794,733	86,345,425

Net operating loss	(8,500,830)	(66,188,488)

Other income (expense):
Interest expense	(1,696,544)	(8,136,248)
Total other income (expense)	(1,696,544)	(8,136,248)

Loss before provision for income taxes	(10,197,374)	(74,324,736)

Provision for income taxes	–	6,593,040

Net income (loss)	$(10,197,374)	$(67,731,696)

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The assets and liabilities subject to the BRHC Transaction have been retroactively reclassified as assets and liabilities from discontinued operations on the Company’s balance sheet as of December 31, 2015.

Assets and liabilities reclassified as assets and liabilities from discontinued operations as of December 31, 2015 consisted of the following:

December 31,
2015
ASSETS

Assets from discontinued operations, current
Derivative instruments	$1,154,400
Accounts receivable	5,038,146
Total assets from discontinued operations, current	6,192,546

Assets from discontinued operations, long term
Oil and natural gas properties, full cost method of accounting
Proved properties	131,168,906
Unproved properties	10,394
Total oil and natural gas properties, full cost method of accounting	131,179,300
Less, accumulated depletion and allowance for impairment	(99,371,070)
Total assets from discontinued operations, long term	31,808,230

Total assets from discontinued operations	$38,000,776

LIABILITIES

Liabilities from discontinued operations, current
Accounts payable	$7,882,737
Accrued expenses	56,541
Current portion of revolving credit facility and long term debt	60,350,629
Total liabilities from discontinued operations, current	68,289,907

Liabilities from discontinued operations, long term
Asset retirement obligations	368,089
Total liabilities from discontinued operations, long term	368,089

Total liabilities from discontinued operations	$68,657,996

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,	December 31,
	2016	2015
Prepaid insurance	$43,324	$8,611
Prepaid employee benefits	11,844	10,424
Prepaid office and other costs	31,724	18,065
Total prepaid expenses	$86,892	$37,100

Note 5 – Related Party

During the years ended December 31, 2016 and 2015, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 14 below.

Other Related Party Transactions

We leased office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $36,183 and $69,703 to this entity during the years ended December 31, 2016 and 2015, respectively.

Note 6 – Investment in Black Ridge Holding Company, LLC

The investment in Black Ridge Holding Company, LLC represents our equity interest in Black Ridge Holding Company, LLC following the debt restructuring and related activity as described in Note 3 – Debt Restructuring. We account for the investment using the cost method.

Note 7 – Property and Equipment

Property and equipment at December 31, 2016 and December 31, 2015, consisted of the following:

	December 31,	December 31,
	2016	2015
Property and equipment	$140,547	$139,004
Less: Accumulated depreciation and amortization	(112,128)	(97,857)
Total property and equipment, net	$28,419	$41,147

All of the oil and gas assets have been classified as non-current assets from discontinued operations on the balance sheet as of December 31, 2015 as the Company effectively disposed of those assets as part of the restructuring discussed in Note 3 – Debt Restructuring.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Year Ended
	December 31,
	2016	2015
Depletion of costs for evaluated oil and gas properties (1)	$3,114,347	$9,278,108
Depreciation and amortization of other property and equipment	14,271	16,295
Total depreciation, amortization and depletion	$3,128,618	$9,294,403

(1)Presented as a component of loss from discontinued operations, net of income taxes.

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded non-cash ceiling test impairments of $5,219,000 and $71,272,000 for the years ended December 31, 2016 and 2015, respectively. The expense associated with the impairments is presented as component of loss from discontinued operations, net of income taxes. The impairment charges affected our reported net income but did not reduce our cash flow.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Oil and Natural Gas Properties

The following tables summarize gross and net productive oil wells by state at June 21, 2016 (prior to their disposition through our debt restructuring) and December 31, 2015. A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 21, 2016		December 31, 2015
	Gross	Net	Gross	Net
North Dakota	352	10.64	344	10.58
Montana	5	0.37	5	0.37
	357	11.01	349	10.95

The Company’s oil and natural gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 21, 2016 and December 31, 2015, our principal oil and gas assets included approximately 7,016 and 8,100 net acres, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and natural gas properties for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Purchases of oil and natural gas properties and development costs for cash	$4,858,134	$20,714,004
Purchase of oil and natural gas properties accrued at period end (prior to disposition)	3,155,016	6,899,503
Purchase of oil and natural gas properties accrued at the beginning of period	(6,899,503)	(9,364,796)
Capitalized asset retirement obligations	4,737	48,711
Total purchase and development costs, oil and natural gas properties	$1,118,384	$18,297,422

2016 Acquisitions

During 2016, the Company sold, prior to our debt restructuring, approximately 14 net mineral acres of oil and natural gas properties for total proceeds of $94,628. No gain or loss was recorded pursuant to the sales.

2016 Disposition in Debt Restructuring

On June 21, 2016 we disposed of all of our oil and gas properties, with net carrying costs of $24,498,638, as part of our debt restructuring as outlined in Note 3 – Debt Restructuring.

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

Undeveloped Acreage Expirations

Prior to our restructuring on June 21, 2016, we had leases encompassing 1,079 net acres expire with carrying costs of $650,816 that had been reserved and transferred to the full cost pool subject to depletion in 2015.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Asset Retirement Obligation

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015
Beginning asset retirement obligation	$368,089	$286,804
Liabilities incurred for new wells placed in production	4,737	48,711
Accretion of discount on asset retirement obligations	16,258	32,574
Liability relieved in debt restructuring	(389,084)	–
Ending asset retirement obligation	$–	$368,089

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

As of December 31, 2016, the Company had no outstanding derivative contracts. As of June 21, 2016 all of our then outstanding derivative contracts, with a mark-to-market liability valuation of $3,134,336, were transferred to BRHC as part of the debt restructuring.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

	Years Ended
	December 31,
	2016	2015
Realized gain on derivatives:
Crude oil fixed price swaps	$922,872	$10,325,126
Crude oil collars	120,154	1,152,527
Realized gain on derivatives, net	$1,043,026	$11,477,653

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(4,157,491)	$(5,669,678)
Crude oil collars	(131,245)	(755,667)
Gain (loss) on the mark-to-market of derivatives, net	$(4,288,736)	$(6,425,345)

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

	December 31, 2016			December 31, 2015
		Gross	Net		Gross	Net
	Gross	amounts	amounts of	Gross	amounts	amounts of
	amounts of	offset	assets	amounts of	offset	assets
	recognized	on balance	on balance	recognized	on balance	on balance
	assets	sheet	sheet	assets	sheet	sheet
Commodity derivative assets	$–	$–	$–	$1,154,417	$(17)	$1,154,400

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet	Gross amounts of recognized liabilities	Gross amounts offset on balance sheet	Net amounts of liabilities on balance sheet
Commodity derivative liabilities	$–	$–	$–	$–	$–	$–

The following table reconciles the net amounts disclosed above to the individual financial statement line items in the condensed balance sheets:

	December 31,
	2016	2015
Derivative assets	$–	$1,154,400
Noncurrent derivative assets	–	–
Net amount of assets on the balance sheet	–	1,154,400

Derivative liabilities	–	–
Noncurrent derivative liabilities	–	–
Net amounts of liabilities on the balance sheet	–	–
Total derivative assets, net	$–	$1,154,400

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2016 and 2015:

Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,269	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	–	–
Total assets	66,269	–	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	–	–
Total Liabilities	–	–	–
	$66,269	$–	$–

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$228,194	$–	$–
Derivative Instruments (crude oil swaps and collars)	–	1,154,400	–
Total assets	228,194	1,154,400	–
Liabilities
Revolving credit facilities and long term debt, net of discounts	–	60,350,629	–
Total Liabilities	–	60,350,629	–
	$228,194	$(59,196,229)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2016 and 2015.

Level 2 liabilities include revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2016 and 2015.

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

As part of the debt restructuring outline in Note 3 – Debt Restructuring, the Company transferred the obligation with a balance outstanding of $29,400,000 under the Senior Credit Facility to BRHC. The Company had borrowings of $27.75 million outstanding under the Senior Credit Agreement as of December 31, 2015.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through December 31, 2015. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of December 31, 2015. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 3- Debt Restructuring.

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

Covenant Violations

The Company was out of compliance with the collateral coverage ratio covenant as of March 31, 2016 and December 31, 2015 and the current ratio covenant as defined by the Subordinated Credit Facility as of March 31, 2016. Additionally, the audit report the Company received with respect to its financial statements as of December 31, 2015 contains an explanatory paragraph expressing uncertainty as to the Company’s ability to continue as a going concern, the delivery of which constituted a default under both its Senior Credit Facility and Subordinated Credit Facility. The Company received a waiver for all debt covenants as of December 31, 2015 and March 31, 2016 as part of the debt restructuring outlined in Note 3 – Debt Restructuring.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Debt Discount, Detachable Warrants

In connection with the Subordinated Credit Facility, the Company agreed to issue to the lenders detachable warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.65 per share. The warrants were retired and cancelled as part of the debt restructuring.

Proceeds from the loan were allocated between the debt and equity based on the relative fair values of the warrants at the time of issuance, resulting in a debt discount of $2,473,576 at issuance that is presented as a debt discount on the balance sheet which was being amortized using the effective interest method over the life of the credit facility, which matured on June 30, 2017. A total of $-0- and $1,645,749 was amortized during the years ended December 31, 2016 and 2015. The remaining unamortized balance of the debt discount attributable to the warrants was $-0- as of December 31, 2016 and 2015. The amortization of the debt discount attributable to the warrants was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

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

Net proceeds of $29.4 million was received from our $30 million in advances due to $600,000 of OID pursuant to the Subordinated Credit Agreement at issuance that is presented as a debt discount on the balance sheet and was being amortized using the effective interest method over the life of the credit facility, was to mature on June 30, 2017. A total of $-0- and $426,734 was amortized during the years ended December 31, 2016 and 2015, respectively. The remaining unamortized balance of the debt discount attributable to the OID is $-0- as of December 31, 2016 and December 31, 2015 as the amortization was accelerated in 2015 to fully amortize the discount as of December 31, 2015 when the related debt became payable on demand due to a default on the related debt.

The following presents components of interest expense, presented as a component of loss from discontinued operations, for the years ended December 31, 2016 and 2015, respectively:

	Years Ended December 31,
	2016	2015
Accrued PIK interest	$330,740	$1,293,543
Amortization of OID	–	426,734
Interest and commitment fees	1,373,023	4,381,278
Amortization of debt issuance costs	–	751,019
Amortization of warrant costs	–	1,645,749
Less interest capitalized to the full cost pool of our proved oil & gas properties	(7,219)	(362,075)
	$1,696,544	$8,136,248

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 14 – Options

The following table presents all options granted during the year ended December 31, 2016:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2016	in 2015
12/12/16	K. DeCubellis, CEO	1,204,000	$0.040	10	3	228%	$0.0398	$47,925	$825	$–
12/12/16	J. Moe, CFO	450,000	$0.040	10	3	228%	$0.0398	17,912	308	–
12/12/16	M. Eisele, COO	500,000	$0.040	10	3	228%	$0.0398	19,903	343	–
12/12/16	Employee	300,000	$0.040	10	3	228%	$0.0398	11,942	206	–
12/12/16	Employee	36,000	$0.040	10	3	228%	$0.0398	1,433	25	–
12/12/16	Employee	50,000	$0.040	10	3	228%	$0.0398	1,990	34	–
12/12/16	Employee	65,000	$0.040	10	3	228%	$0.0398	2,587	45	–
12/12/16	Employee	8,500	$0.040	10	3	228%	$0.0398	338	6	–
12/12/16	J. Lahti, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	206	–
12/12/16	B. Oehler, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	206	–
12/12/16	B. Berman, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	206	–
12/12/16	L. Berman, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	206	–
10/26/16	L. Berman, Director	100,000	$0.050	10	3	226%	$0.0497	4,973	297	–
		3,913,500						$156,771	$2,913	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents all options granted during the year ended December 31, 2015:

		Number		Term	Vesting	Black-Scholes Options		Total	Expense	Expense
Grant		of	Strike	in	Term in	Pricing Model:		Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Call Value	Value	in 2016	in 2015
9/30/15	K. DeCubellis, CEO	200,000	$0.172	10	5	106%	$0.1434	$28,676	$5,736	$1,434
9/30/15	J. Moe, CFO	150,000	$0.172	10	5	106%	$0.1434	21,507	4,300	1,075
9/30/15	M. Eisele, COO	200,000	$0.172	10	5	106%	$0.1434	28,676	5,736	1,434
9/30/15	Employee	150,000	$0.172	10	5	106%	$0.1434	21,507	4,300	1,075
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	860	215
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	860	215
9/30/15	Employee	30,000	$0.172	10	5	106%	$0.1434	4,301	860	215
9/30/15	Employee	10,000	$0.172	10	5	106%	$0.1434	1,434	288	72
9/30/15	J. Lahti, Director	100,000	$0.172	10	5	106%	$0.1434	14,338	2,868	717
9/30/15	B. Oehler, Director	100,000	$0.172	10	5	106%	$0.1434	14,338	2,868	717
		1,000,000						$143,379	$28,676	$7,169

(1)All options vest in equal annual installments, commencing one year from the date of the grant, are exercisable for 10 years from the date of the grant and are being amortized over the implied service term, or vesting period, of the options.

Options Cancelled

On September 30, 2015, 1,000,000 common stock options were voluntarily forfeited by our chairman of the board.

No other options were cancelled during 2016 or 2015.

Options Expired

On May 31, 2016, a total of 12,000 options with a strike price of $0.33 per share expired.

On November 30, 2015, a total of 66,667 options with a strike price of $0.30 per share expired.

On October 17, 2015, a total of 86,667 options with a strike price of $1.00 per share expired.

No other options expired during 2016 or 2015.

Options Exercised

No options were exercised during the year ended December 31, 2016 and 2015.

The following is a summary of information about the Stock Options outstanding at December 31, 2016.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.03 - $1.00	10,957,000	7.74 years	$0.29	4,415,500	$0.45

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2016	2015
Average risk-free interest rates	2.06%	1.75%
Average expected life (in years)	5	5
Volatility	228%	106%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2016 and 2015 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2014	7,208,834	$0.56
Options expired	(153,334)	(0.70)
Options cancelled	(1,000,000)	(1.00)
Options granted	1,000,000	0.17
Options exercised	–	–
Balance, December 31, 2015	7,055,500	0.44
Options expired	(12,000)	(0.33)
Options cancelled	–	–
Options granted	3,913,500	0.04
Options exercised	–	–
Balance, December 31, 2016	10,957,000	0.29

Exercisable, December 31, 2016	4,415,500	$0.47

The Company expensed $626,602 and $623,700 from the amortization of common stock options during the years ended December 31, 2016 and 2015, respectively.

Note 15 – Warrants

Warrants Granted

No warrants were granted during the year ended December 31, 2016 and 2015.

Warrants Cancelled

A total of 5,000,000 warrants with a strike price of $0.65 per share were forfeited on June 21, 2016 commensurate with our debt refinancing. No warrants were cancelled during the year ended December 31, 2015.

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

Warrants Expired

A total of 3,048,375 warrants with an average strike price of $1.45 per share expired on July 26, 2016.

A total of 500,000 warrants with a strike price of $0.95 per share expired on May 2, 2016.

A total of 585,000 warrants with a strike price of $0.38 per share expired on September 5, 2015.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2016 and 2015.

There are no warrants outstanding as of December 31, 2016.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2014	9,133,375	$0.92
Warrants expired	(585,000)	(0.38)
Warrants cancelled	–	–
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2015	8,548,375	0.95
Warrants expired	(3,548,375)	(1.38)
Warrants cancelled	(5,000,000)	(0.65)
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2016	–	–

Exercisable, December 31, 2016	–	$–

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

Our provision for income taxes for the years ended December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Current taxes	$–	$–
Deferred tax provision (benefit), as part of discontinued operations	–	(6,593,040)
Valuation allowance	–	–
Net income tax provision (benefit)	$–	$(6,593,040)

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

The effective income tax rate for the years ended December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016		2015
Federal statutory income tax rate	35.00%		35.00%
State income taxes	3.26%		4.13%
Effect of statutory rate change on deferred taxes	1.68%		(0.44%	)
Permanent differences	0.00%		0.00%
Change in valuation allowance	(39.34%	)	(30.12%	)
Net effective income tax rate	0.00%		8.57%

The Company’s state income tax rate as of December 31, 2016 decreased by 1.13% from 4.13% as of December 31, 2015, to 3.26%. This decrease in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. In 2015, due to the settled derivatives being sourced to the state of Minnesota for income tax purposes, a larger percentage of the Company’s activity was expected to be apportioned to that state. The derivative gains, reported in discontinued operations, were substantially lower in 2016. As compared to North Dakota and Montana, the other states the Company files tax returns in which have a corporate income tax rate of 4.31% and 6.75%, respectively, the state of Minnesota has a 9.80% corporate income tax rate.

The components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryovers	$9,025,553	$9,294,824
Stock compensation	2,715,486	2,531,641
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	–	12,186,927
Derivative liabilities	–	–
Reorganization costs	51,258	52,415
Asset retirement obligation	–	144,005
Total deferred tax assets	$11,792,297	$24,209,812

Deferred tax liabilities:
Ceiling test impairment, intangible drilling costs and other exploration costs capitalized for financial reporting purposes	$–	$–
Derivative assets	–	(451,628)
Property and equipment	(3,731)	(7,006)
Total deferred liabilities	(3,731)	(458,634)

Net deferred tax assets (liabilities)	11,788,566	23,751,178
Less: valuation allowance	(11,788,566)	(23,751,178)
Deferred tax assets (liabilities)	$–	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2016, the Company has net operating loss carryover of approximately $23,590,835. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2036. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2015, the Company increased its valuation allowance from $579,522 to $23,751,178. As of December 31, 2016, the Company has decreased its valuation allowance from $23,751,178 to $11,788,566. This decrease was to adjust for the decrease in net deferred tax assets due to the transfer of oil and assets in connection with the Company’s restructuring. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2010 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2016.

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

Note 18 – Subsequent Events

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC , have agreed to purchase for cash our 3.88% equity share in BRHC, which is estimated to be approximately $1.1 million.

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

As of December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of April 3, 2017:

Name	Age	Position
Kenneth DeCubellis	50	Chief Executive Officer
Michael Eisele	34	Chief Operating Officer
James Moe	59	Chief Financial Officer
Bradley Berman	46	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	68	Director
Joseph Lahti(1)(2)	56	Director
Lyle Berman(1)	75	Director

(1)Member of audit committee.

(2)Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011. Prior to joining Black Ridge, Mr. DeCubellis was the president and chief executive officer of Altra Inc. [1], a venture capital backed biofuels company based in Los Angeles, California. He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008. From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas. Mr. DeCubellis also previously served as the chairman of KD Global Energy Belize Ltd., a company that provides technical and business services for petroleum lease holders in Belize. Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, an MBA from Northwestern University’s JL Kellogg Graduate School of Management, and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering.

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

Michael Eisele has been the chief operating officer of Black Ridge since August 1, 2013, and prior to that had served as the Company’s vice president of land since August 2012, overseeing the Company’s acreage portfolio and managing acquisitions and divestitures. Mr. Eisele brings over six years of oil and gas lease experience in the Williston Basin and greater Rocky Mountain region. Prior to joining the Company, Mr. Eisele was the co-owner and landman of High West Resources, Ltd. from 2011 to 2012, the owner of Eisele Resources LLC from 2009 to 2012, and a self-employed landman from 2007 to 2009. Mr. Eisele is a graduate of Luther College (B.A.).

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

Mr. Lyle Berman, who is one of our directors, is Mr. Brad Berman’s father

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

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as Chairman of the Board of PokerTek, Inc., a publicly traded company sold in October 2014, and he is also an independent director and Chairman of the Board of AFAM/Innealta. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the Chairman of the Board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees.

Mr. Lahti’s qualifications:

•	Leadership experience – Mr. Lahti is a principal of JL Holdings (1989 to present). Mr. Lahti recently served as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).
•	Industry experience – Mr. Lahti has participated as an independent director in several public companies in a variety of other industries, including serving as an independent director of Voyager Oil & Gas, Inc. and serving as the compensation committee chair for Voyager Oil & Gas, Inc. and Poker Tek, Inc. and compensation committee member of Zomax Inc. and several private companies.
•	Education experience – Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

Lyle Berman was appointed as a director of the Company to fill a newly-created directorship seat on October 26, 2016 and was appointed to our audit committee on December 12, 2016. Mr. Berman began his career with Berman Buckskin, his family's leather business. He helped grow the business into a major specialty retailer with 27 outlets. After selling Berman Buckskin to WJL Grace in 1979, Mr. Berman continued as President and Chief Executive Officer and led the company to become one the county's largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B'nai B'rith "Great American Traditions Award." In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed.

In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as Chairman of the Board from January 2005 until October 2011.

Mr. Brad Berman, who is chairman of our Board of Directors, is Mr. Lyle Berman’s son.

Mr. Berman’s qualifications:

•	Leadership experience – Mr. Berman served as Chairman of the Board and CEO of Lakes Entertainment, Inc. (1999-2015). He served as the Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes) (1991-1998). He served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) (2002-2013). He served as Chairman of the Board of PokerTek, Inc. (2005-2011). He served as Chairman of the Board and Chief Executive Officer of Rainforest Café, Inc. (1994-2000). Mr. Berman currently serves on the Board of Directors of Golden Entertainment, Inc., Redstone American Grill, Inc. and Mill City Ventures III, Ltd.
•	Industry experience – He served as the Executive Chairman of the Board of Voyager Oil & Gas, Inc. (later known as Emerald Oil, Inc.) (2010-2013).
•	Education experience – Mr. Berman holds a degree in Business Administration from the University of Minnesota.

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

Board and Committee Meetings

During the year ended December 31, 2016, the Board of Directors held four meetings, the Audit Committee held four meetings, and the Compensation Committee held one meeting. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2016. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Communications with the Board of Directors

Stockholders and other interested persons seeking to communicate directly with the Board of Directors, the independent directors as a group or any of the Audit or Compensation Committees of the Board of Directors, should submit their written comments c/o Corporate Secretary at our principal executive offices at 110 North Fifth Street, Suite 410, Minneapolis MN 55403 and should indicate in the address whether the communication is intended for the Chairman of the Board, the Independent Directors or a Committee Chair. The Chairman of the Board will review any such communication at the next regularly scheduled Board of Directors meeting unless, in his or her judgment, earlier communication to the Board of Directors is warranted.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2016 were filed timely.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, none of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2016, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. In 2014, we did not have a 401(k) Plan. We put our 401K Plan in place for 2015, but suspended matching contributions for 2016, except those mandated by IRS rules. Compensation paid in cash is the only element of compensation that will be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on December 12, 2016, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 2,154,000 non-qualified common stock options to purchase common stock at $0.04 per share, exercisable over 10 years, vesting in three equal annual installments beginning one year from the date of grant.

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

Equity Incentive Awards

Effective June 10, 2010, as amended on February 22, 2011 and March 2, 2012, our board of directors adopted the Amended and Restated 2012 Stock Incentive Plan (the 2012 Plan) under which a total of 7,500,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options. The 2012 Plan has been approved by the holders of a majority of our outstanding shares.

Additionally, effective December 12, 2016, our board of directors adopted the 2016 Non-Qualified Stock Option Plan (the 2016 Plan) under which a total of 3,813,500 shares of our common stock have been reserved for issuance pursuant to the grant and exercise of non-qualified stock options.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis, Chief Executive Officer	2016	$276,058	$–	$47,925	$–	$–	$–	$323,983
	2015	$275,904	$–	$28,676	$–	$–	$–	$304,580

Michael Eisele, Chief Operating Officer	2016	$187,719	$–	$19,903	$–	$–	$–	$207,622
	2015	$177,627	$–	$28,676	$–	$–	$–	$206,303

James Moe, Chief Financial Officer	2016	$193,240	$–	$17,912	$–	$–	$–	$211,152
	2015	$189,740	$–	$21,507	$–	$–	$–	$211,247

(1)See Note 14 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2016.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	-0-	1,204,000(1)	$0.040	December 11, 2026
	40,000	160,000(2)	$0.172	September 29, 2025
	23,200	34,800(3)	$0.280	December 21, 2024
	450,000	300,000(4)	$0.650	December 11, 2023
	240,000	160,000(5)	$0.560	January 23, 2023
	800,000	200,000(6)	$0.270	September 24, 2022

Michael Eisele, Chief Operating Officer	-0-	500,000(1)	$0.040	December 11, 2026
	40,000	160,000(2)	$0.172	September 29, 2025
	16,000	24,000(3)	$0.280	December 21, 2024
	150,000	100,000(4)	$0.650	December 11, 2023
	99,000	66,000(7)	$0.640	July 31, 2023
	99,000	66,000(5)	$0.560	January 23, 2023
	120,000	30,000(8)	$0.280	August 9, 2022

James Moe, Chief Financial Officer	-0-	450,000(1)	$0.040	December 11, 2026
	30,000	120,000(2)	$0.172	September 29, 2025
	16,000	24,000(3)	$0.280	December 21, 2024
	120,000	80,000(4)	$0.650	December 11, 2023
	69,000	46,000(5)	$0.560	January 23, 2023
	400,000	100,000(6)	$0.270	September 24, 2022
	200,000	-0-(9)	$1.000	November 1, 2021

(1)Options granted on December 12, 2016, vest in three equal annual installments, commencing one year from the date of grant, and continuing on the next two anniversaries thereof until fully vested.

(1)Options granted on September 30, 2015, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(2)Options granted on December 22, 2014, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(3)Options granted on December 12, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(4)Options granted on January 24, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(5)Options granted on September 25, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(6)Options granted on August 1, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(7)Options granted on August 10, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(8)Options granted on November 2, 2011, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2016.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards(1) (2)	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman, Chairman	$–	$–	$11,942	$–	$–	$–	$11,942

Benjamin Oehler	$–	$–	$11,942	$–	$–	$–	$11,942

Joseph Lahti	$–	$–	$11,942	$–	$–	$–	$11,942

Lyle Berman	$–	$–	$16,915	$–	$–	$–	$16,915

(1)Effective December 12, 2016, we granted to each of our four directors options to purchase up to 300,000 shares of our common stock at an exercise price of $0.040 per share, exercisable until December 12, 2026, vesting in three equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

(1)Effective October 26, 2016, upon being named to the board, we granted to Lyle Berman options to purchase up to 100,000 shares of our common stock at an exercise price of $0.050 per share, exercisable until October 25, 2026, vesting in three equal annual installments beginning on the one year anniversary of the grant date. The value of these option awards was calculated utilizing the Black-Scholes Pricing Model.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 3, 2017 by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On April 3, 2017, we had 47,979,990 shares of common stock outstanding.

Certain persons who purchased shares in our private offering which closed on December 16, 2010 with respect to 4,525,000 shares of our common stock, excluding shares purchased by our officers and directors, have entered into a voting agreement that gives our board of directors, by majority vote, the power to vote certain shares of common stock. The terms of the voting agreement provides that each agreement is effective for one year from the date entered into and will automatically renew for subsequent one year periods unless the stockholder gives notice of termination to us at least 30 days prior to the expiration of each annual period. In addition, the voting agreements expire:

•	With respect to any shares sold in the public markets.
•	With respect to any shares for which a registration statement is declared effective.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following April 3, 2017. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 110 Fifth Street North, Suite 410, Minneapolis, Minnesota 55403.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director	6,290,731(2)	13.1%
Ken DeCubellis, Chief Executive Officer	1,849,200(3)	3.7%
Michael Eisele, Chief Operating Officer	557,000(4)	1.1%
James Moe, Chief Financial Officer and Corporate Secretary	858,000(5)	1.8%
Joseph Lahti, Director	370,000(6)	*
Benjamin Oehler, Director	400,000(7)	*
Lyle Berman, Director	2,567,853(8)	5.4%
All Directors and Executive Officers as a Group (7 persons)	12,892,784(9)	26.6%
Neil Sell	3,886,335(10)	8.1%
Twin City Technical, LLC P.O. Box 2323, Bismarck North Dakota 58502	4,514,595(11)	9.4%
Irish Oil & Gas, Inc. P.O. Box 2356, Bismarck North Dakota 58502	4,514,594(11)	9.4%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	2,500,000(12)	5.2%

*Indicates beneficial ownership of less than 1%.

(1)Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of April 3, 2017.

(2)Includes 200,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017. Includes 712,229 shares held by certain trusts for the children of Mr. Bradley Berman. Includes 185,898 shares owned by Mr. Bradley Berman’s wife.

(3)Includes 1,633,200 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017. Includes 5,000 shares owned by Mr. Ken DeCubellis’ wife.

(4)Includes 557,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017.

(5)Includes 858,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017.

(6)Includes 300,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017.

(7)Includes 400,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017.

(8)Includes 12,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of April 3, 2017. Does not include 3,717,313 shares held by trusts for the children of Mr. Lyle Berman, the trustee for which is Mr. Neil Sell.

(9)Does not include a total of 4,525,000 additional shares over which our board of directors has voting but not dispositive power as a result of voting agreements between us and certain other shareholders.

(10)Includes 169,022 shares owned by Mr. Sell, individually, and an aggregate of 3,717,313 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is the trustee. Does not include 19,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(11)These companies sold oil and natural gas properties to us in various transactions and, as part of the purchase price for these properties or down payments related to transactions, were issued these shares of common stock by us.

(12)Based on Schedule 13G filed February 14, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office Lease

Until June 30, 2016 we leased office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. We paid a total of $36,183 and $69,703 to this entity during the years ended December 31, 2016 and 2015, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Audit fees(1)	$70,350	$76,250
Audit related fees	–	–
Tax fees	–	–
All other fees	8,300	–
Total	$78,650	$76,250

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2016 and 2015.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2016 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti
Lyle Berman

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.6	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.7	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.8	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.9	Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.10	Second Lien Credit Agreement, dated August 8, 2013, by and among Black Ridge Oil & Gas, Inc., as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, and Chambers Energy Management LP, as Agent (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.11	Warrant, dated August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II, LP (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.12	Warrant dated, August 8, 2013, from Black Ridge Oil & Gas, Inc. to Chambers Energy Capital II TE, LP (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 8, 2013)

10.13	Purchase and Sale Agreement, dated November 15, 2013, by and between Black Ridge Oil & Gas, Inc., as Buyer, and a private company (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 20, 2013)

10.14	First Amendment to Credit Agreement, dated December 13, 2013, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.15	First Amendment to Second Lien Credit Agreement, dated December 13, 2013, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 16, 2013)

10.16	Second Amendment to Credit Agreement, dated March 24, 2014, by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.26 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.17	Second Amendment to Second Lien Credit Agreement, dated March 24, 2014, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.27 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 27, 2014)

10.18	Third Amendment to Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.19	Consent Related to Second Lien Credit Agreement dated April 21, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 23, 2014)

10.20	Fourth Amendment to Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.21	Consent Related to Second Lien Credit Agreement dated September 11, 2014 by and between Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Agent and several other lenders as party thereto (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 12, 2014)

10.22	Fifth Amendment to Credit Agreement dated March 30, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.32 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)

10.23	Third Amendment to Second Lien Credit Agreement, dated March 30, 2015, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.33 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 30, 2015)

10.24	Sixth Amendment to Credit Agreement dated August 10, 2015 by and between Black Ridge Oil & Gas, Inc., as Borrower, and Cadence Bank, N.A., as Lender (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 13, 2015)

10.25	Fourth Amendment to Second Lien Credit Agreement, dated August 10, 2015, by and among the Black Ridge Oil & Gas, Inc., as Borrower, Chambers Energy Management, LP, as Administrative Agent, and the several other lenders party thereto (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 13, 2015)

10.26 Ω	Limited Liability Company Agreement of Merced Black Ridge, LLC dated July 21, 2015 (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.27 Ω	Management Services Agreement dated July 21, 2015 by and between Black Ridge Oil & Gas, Inc. and Merced Black Ridge, LLC (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.28	Limited Liability Company Agreement of Black Ridge Holding Company, LLC dated June 21, 2016 (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.29	Management Services Agreement dated June 21, 2016 by and between Black Ridge Oil & Gas, Inc. and Black Ridge Holding Company, LLC (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

101*	Interactive Data Files

* Filed herewith.

Ω Filed subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2017	BLACK RIDGE OIL & GAS, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2016 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Kenneth DeCubellis	Dated: April 6, 2017
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Moe	Dated: April 6, 2017
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Bradley Berman	Dated: April 6, 2017
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: April 6, 2017
Lyle Berman, Director

By: /s/ Joseph Lahti	Dated: April 6, 2017
Joseph Lahti, Director

By: /s/ Benjamin Oehler	Dated: April 6, 2017
Benjamin Oehler, Director

