Form 10-Q
period 2017-03-31
Black Ridge Oil & Gas, Inc.
filed 2017-05-04
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

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

Large accelerated filer	[_]	Accelerated filer	[__]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 4, 2017 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$137,029	$66,269
Prepaid expenses	61,247	86,892
Due from Black Ridge Holding Company, LLC	178	765
Total current assets	198,454	153,926

Property and equipment:
Property and equipment	128,155	140,547
Less accumulated depreciation	(109,710)	(112,128)
Total property and equipment, net	18,445	28,419

Investment in Black Ridge Holding Company, LLC	52,853	52,853

Total assets	$269,752	$235,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,822	$21,563
Accrued expenses	25,518	14,998
Total current liabilities	64,340	36,561

Long term liabilities	–	–

Total liabilities	64,340	36,561

Commitments and contingencies (See note 17)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	35,061,508	34,902,016
Accumulated deficit	(34,904,076)	(34,751,359)
Total stockholders' equity	205,412	198,637

Total liabilities and stockholders' equity	$269,752	$235,198

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016

Management fee income	$500,000	$–
Total revenues	500,000	–

Operating expenses:
General and administrative expenses
Salaries and benefits	338,570	343,089
Stock compensation	159,492	157,824
Professional services	66,623	79,437
Other general and administrative expenses	80,218	104,559
Total general and administrative expenses	644,903	684,909
Depreciation and amortization	3,100	3,885
Total operating expenses	648,003	688,794

Net operating loss	(148,003)	(688,794)

Other income (expense):
Loss on disposal of property and equipment	(4,714)	–
Total other income (expense)	(4,714)	–

Loss before provision for income taxes	(152,717)	(688,794)

Provision for income taxes	–	–

Loss from continuing operations, net of tax	(152,717)	(688,794)

Loss from discontinued operations, net of tax	–	(7,226,719)

Net loss	$(152,717)	$(7,915,513)

Weighted average common shares outstanding - basic	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	47,979,990

Net loss per common share - basic	$(0.00)	$(0.16)
Net loss per common share - fully diluted	$(0.00)	$(0.16)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,717)	$(7,915,513)
Loss from discontinued operations, net of income taxes	–	(7,226,719)
Loss from continuing operations	(152,717)	(688,794)

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	3,100	3,885
Loss on sale of property and equipment	4,714	–
Common stock options issued to employees and directors	159,492	157,824
Decrease (increase) in current assets:
Due from Black Ridge Holdings Company LLC	587	–
Prepaid expenses	25,645	(18,013)
Increase (decrease) in current liabilities:
Accounts payable	17,259	19,060
Accrued expenses	10,520	20,378
Net cash provided by (used in) operating activities from continuing operations	68,600	(505,660)
Net cash provided by operating activities from discontinued operations	–	247,277
Net cash provided by (used in) operating activities	68,600	(258,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,160	–
Net cash provided by investing activities from continuing operations	2,160	–
Net cash used in investing activities from discontinued operations	–	(1,149,789)
Net cash provided by (used in) investing activities	2,160	(1,149,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities of discontinued operations	–	1,400,000
Net cash provided by financing activities	–	1,400,000

NET CHANGE IN CASH	70,760	(8,172)
CASH AT BEGINNING OF PERIOD	66,269	228,194
CASH AT END OF PERIOD	$137,029	$220,022

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$1,114,527
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net change in accounts payable for purchase of oil and gas properties	$–	$(237,303)

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

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described in Note 3 – Debt Restructuring. Following the transaction, our focus has been managing the oil and gas assets in which we continue to have an indirect minority interest. Our management services agreement related to those same oil and gas assets was terminated on April 3, 2017, effective June 30, 2017, as described in Note 18 – Subsequent Events. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with our existing joint venture partners or other capital providers.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Reclassifications

As discussed in Note 3 – Debt Restructuring, income, expense and cash flows from the restructured operations for the three months ended March 31, 2016 have been reclassified as net loss and cash flows from discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at March 31, 2017 and December 31, 2016.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at March 31, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in such accounts.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Post-implementation (after site is up and running: security, training, administration), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

We have capitalized a total of $56,660 of website development costs from inception through March 31, 2017. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $-0- and $-0- for the three months ended March 31, 2017 and 2016, respectively, as all website development costs have been fully depreciated.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $3,100 and $3,885 for the three months ended March 31, 2017 and 2016, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The expense related to accretion of the discount on the asset retirement liability is reflected as a component of discontinued operations on the statement of operations for the three months ended March 31, 2016.

Full Cost Method

The Company followed the full cost method of accounting for oil and gas operations in 2016 whereby all costs related to the exploration and development of oil and gas properties were initially capitalized into a single cost center ("full cost pool"). The Company had no oil and gas operations in 2017 as they were disposed as part of the debt restructuring transaction on June 21, 2016 described in Note 3 – Debt Restructuring. Capitalized costs included land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that were capitalized were directly attributable to acquisition, exploration and development activities and did not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities were expensed in the period incurred. Capitalized costs for the three month period ended March 31, 2016 are summarized as follows:

Three Months Ended
March 31, 2016
Capitalized Certain Payroll and Other Internal Costs	$–
Capitalized Interest Costs	7,219
Total	$7,219

Proceeds from sales of proved properties were credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly altered the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 20% or more of the proved reserves related to a single full cost pool. The Company assessed all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The assessment included consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs were transferred to the full cost pool and were then subject to amortization.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under FASB ASC 410-20-25 were depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties were withheld from the depletion base until such time as they are either developed or abandoned.

Capitalized costs of oil and gas properties (net of related deferred income taxes) could not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, an impairment was recognized. The present value of estimated future net cash flows was computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. When this comparison indicated an excess carrying value, the excess was charged to earnings as an impairment expense. The Company recognized an impairment loss of $5,219,000 during the three months ended March 31, 2016. The impairment loss is reflected as a component of discontinued operations on the statement of operations for the period.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $159,492 and $157,824 for the three months ended March 31, 2017 and 2016, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

Derivative Instruments and Price Risk Management

During the 2016 period, while the Company had oil and gas operations, the Company entered into derivative contracts, including price swaps, caps and floors, which required payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil without the exchange of underlying volumes. The notional amounts of these financial instruments were based on a portion of the expected production from existing wells.

Any realized gains and losses were recorded to gain (loss) on settled derivatives and unrealized gains or losses as a result of mark-to market valuations were recorded to gain (loss) on the mark-to-market of derivatives and are included as a component of loss from discontinued operations on the statements of operations.

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note 3 – Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was recently formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was closed. The parties agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt were effective, for valuation purposes, as of April 1, 2016.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

The terms of the Class A Units of BRHC are set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which became effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, are to be made as follows:

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

In addition, under the LLC Agreement, Chambers committed to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers funded $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which were used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, could be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period is the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, until terminated, which required a three month notice by the terminating party. The management services agreement was terminated by BRHC on April 3, 2017, effective June 30, 2017, as describe in Note 18 – Subsequent Events.

As a result of the transaction, the Company recorded a gain on debt restructuring of $41,621,150 calculated as the difference between our final ownership interest in BRHC, after conversion of debt to equity and the equity contribution of the Initial Chambers Investment within BRHC and the Company’s retention of a 3.88% ownership interest in BRHC at the date of the restructuring, and the net book value of the assets and liabilities the Company transferred to BRHC.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

The income and expense associated with the operating activities contributed in the BRHC Transaction are reflected as “Loss from discontinued items, net of income taxes” on our condensed statement of operations for the three months ended March 31, 2016. The items included in “Loss from discontinued operations, net of income taxes” are as follows:

For the Three
Months Ended
March 31, 2016

Oil and gas sales	$2,662,555
Gain (loss) on the mark-to-market of derivatives	(15,887)
Total revenues	2,646,668

Operating expenses:
Production expenses	747,757
Production taxes	275,948
General and administrative expenses	165,399
Depletion of oil and gas properties	2,022,504
Impairment of oil and gas properties	5,219,000
Accretion of discount on asset retirement obligations	8,133
Total operating expenses	8,438,741

Net operating loss	(5,792,073)

Other income (expense):
Interest expense	(1,434,646)
Total other income (expense)	(1,434,646)

Loss before provision for income taxes	(7,226,719)

Provision for income taxes	–

Net loss	$(7,226,719)

Note 4 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2017	2016
Prepaid insurance costs	$11,541	$43,324
Prepaid employee benefits	11,729	11,844
Prepaid office and other costs	37,977	31,724
Total prepaid expenses	$61,247	$86,892

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

Note 5 – Investment in Black Ridge Holding Company, LLC

The investment in Black Ridge Holding Company, LLC represents our equity interest in Black Ridge Holding Company, LLC following the debt restructuring and related activity as described in Note 3 – Debt Restructuring. We account for the investment using the cost method.

Note 6 – Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Property and equipment	$128,155	$140,547
Less: Accumulated depreciation and amortization	(109,710)	(112,128)
Total property and equipment, net	$18,445	$28,419

During the three months ended March 31, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Months Ended
	March 31,
	2017	2016
Depletion of costs for evaluated oil and gas properties (1)	$–	$2,022,504
Depreciation and amortization of other property and equipment	3,100	3,885
Total depreciation, amortization and depletion	$3,100	$2,026,389

(1)Presented as a component of loss from discontinued operations, net of income taxes.

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded a non-cash ceiling test impairment of $5,219,000 for the three months ended March 31, 2016. The expense associated with the impairment is presented as a component of loss from discontinued operations, net of income taxes as described in Note 3 – Debt Restructuring. The impairment charge affected our reported net income but did not reduce our cash flow.

Note 7 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at March 31, 2016. A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31, 2016
	Gross	Net
North Dakota	352	10.64
Montana	5	0.37
Total	357	11.01

The Company’s oil and gas properties consisted of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of March 31, 2016 our principal oil and gas assets included approximately 7,030 net acres, respectively, located in North Dakota and Montana and were disposed by the Company on June 21, 2016 as part of the debt restructuring transaction summarized in Note 3 – Debt Restructuring.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Purchases of oil and gas properties and development costs for cash	$1,149,789
Purchase of oil and gas properties accrued at period-end	6,662,200
Purchase of oil and gas properties accrued at beginning of period	(6,899,503)
Capitalized asset retirement costs	–
Total purchase and development costs, oil and gas properties	$912,486

2016 Acquisitions

During the three months ended March 31, 2016, we did not purchase any oil and gas properties.

2016 Divestitures

During the three months ended March 31, 2016, we did not sell any oil and gas properties.

Note 8 – Asset Retirement Obligation

The Company had asset retirement obligations (ARO) associated with the future plugging and abandonment of proved properties and related facilities prior to the disposition of the Company’s oil and gas operations as part of its debt restructuring summarized in Note 3 – Debt Restructuring. Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has no assets that are legally restricted for purposes of settling ARO.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Beginning ARO	$368,089
Liabilities incurred for new wells placed in production	–
Accretion of discount on ARO (a component of loss from discontinued operations)	8,133
Ending ARO	$376,222

Note 9 – Related Party

Prior to July 1, 2016 the Company leased office space on a month to month basis where the lessor was an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $17,276 to this entity during the three months ended March 31, 2016.

Note 10 – Derivative Instruments

The Company was required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company did not designated its derivative instruments as cash flow hedges for accounting purposes and, as such, marked its derivative instruments to fair value and recognized the realized and unrealized changes in fair value in its statements of operations under the captions “Loss on settled derivatives” and “Loss on the mark-to-market of derivatives” as a component of loss from discontinued operations.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

The Company had utilized swap and collar derivative contracts. While the use of these derivative instruments limited the downside risk of adverse price movements, their use also limited the upside revenue potential of upward price movements.

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

The Company’s derivative contracts were settled based on reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate (“WTI”) pricing.

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

Three Months Ended
March 31, 2016
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$–
Crude oil collars	–
Realized loss on derivatives, net	$–

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(19,898)
Crude oil collars	4,011
Gain (loss) on the mark-to-market of derivatives, net	$(15,887)

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

The Company had revolving credit facilities that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$137,029	$–	$–
Total assets	137,029	–	–

Liabilities
Total liabilities	–	–	–
	$137,029	$–	$–

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,269	$–	$–
Total assets	66,269	–	–

Liabilities
Total liabilities	–	–	–
	$66,269	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2017 and December 31, 2016.

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

As part of the debt restructuring outline in Note 3 – Debt Restructuring, the Company transferred the obligation with a balance outstanding of $29,400,000 under the Senior Credit Facility to BRHC on June 21, 2016.

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

The Subordinated Credit Facility was to mature on June 30, 2017. Upon at least three business days’ written notice, the Company could prepay the entire amount under the loans, together with accrued interest. Each prepayment made prior to the second anniversary of the funding date, as defined in the Subordinated Credit Facility, would be accompanied by a make-whole amount, as defined in the Subordinated Credit Agreement. Prepayments made on or after the second anniversary of the funding date were accompanied by an applicable premium, as set forth in the Subordinated Credit Agreement. The Subordinated Credit Facility was secured by second priority interests on substantially all of the Company’s assets, including but not limited to second priority mortgages on the Company’s mineral interests in North Dakota and Montana.

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through June 21, 2016. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of June 21, 2016. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 3 - Debt Restructuring on June 21, 2016.

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

Notes to Financial Statements

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

The following presents components of interest expense which is presented as a component of component of loss from discontinued operations, net of tax, on the Company’s statement of operations for the three months ended March 31, 2016:

Three Months Ended
March 31, 2016
Accrued PIK interest	$330,740
Interest and commitment fees	1,111,125
Less interest capitalized to the full cost pool of our proved oil & gas properties	(7,219)
$1,434,646

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 14 – Options

Options Granted

No options were granted during the three months ended March 31, 2017 and 2016.

The Company recognized a total of $159,492, and $157,824 of compensation expense during the three months ended March 31, 2017 and 2016, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $862,897 as of March 31, 2017.

Options Exercised

No options were exercised during the three months ended March 31, 2017 and 2016.

Options Forfeited

No options were forfeited during the three months ended March 31, 2017 and 2016.

BLACK RIDGE OIL & GAS, INC.

Notes to Financial Statements

Note 15 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2017 and 2016.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2017 and 2016.

During 2016, all remaining warrants either expired or were forfeited pursuant to our debt restructuring as described in Note 3- Debt Restructuring. The Company has no outstanding warrants as of March 31, 2017.

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

We currently estimate that our effective tax rate for the year ending December 31, 2017 will be 0%. Losses incurred during the period from April 9, 2011 (inception) to March 31, 2017 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2017, net deferred tax assets were $12,810,140, after an offsetting reduction in deferred tax liabilities of $1,382, primarily related to net operating loss carryforwards. A valuation allowance of approximately $12,810,140 was applied to the remaining net deferred tax assets. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the three months ended March 31, 2017 of $-0- was primarily driven by the Company’s loss before provision for income taxes and offset by the valuation allowance on the resulting deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2017.

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

Note 18 – Subsequent Events

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC, have agreed to purchase for cash our 3.88% equity share in BRHC, which is estimated to be approximately $1.0 million.

On April 12, 2017 Chambers contributed an additional $1.1 million to BRHC as part of the Chambers Investment Commitment under the LLC agreement, thereby reducing the Company’s ownership interest in BRHC from 3.88% to 3.78%.

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

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. Our common stock is traded on the OTCQB under the trading symbol “ANFC.

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

The terms of the Class A Units of BRHC are set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which became effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, are to be made as follows:

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

In addition, under the LLC Agreement, Chambers committed to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers funded $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which were used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, could be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period is the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, until terminated. The Management Services Agreement could be cancelled by either party without penalty after January 1, 2017 with a three month notice and is paid in advance at the beginning of each calendar quarter.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC, have agreed to purchase for cash (estimated to be approximately $1.0 million) our 3.88% equity share in BRHC, which was reduced to 3.78% as a result of a subsequent investment made by Chambers into BRHC.

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

Operating Highlights

Continuing Operations

Under our structure following our debt restructuring, our revenues from continuing operations consist of management fees, which we began earning on June 21, 2016, the date of the restructuring. Our management services agreement with BRHC included management services fees amounting to $500,000 per quarter. No management fees were earned by the Company in the three month period ended March 31, 2016.

General and administrative expenses from continuing operations were $644,903 for the for the three month period ended March 31, 2017 as compared to $684,909 in the three month period ended March 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)

Management fee income	$500,000	$–	$500,000
Total revenues:	500,000	–	500,000

Operating expenses:
General and administrative expenses:
Salaries and benefits	338,570	343,089	(4,519)
Stock compensation	159,492	157,824	1,668
Professional services	66,623	79,437	(12,814)
Other general and administrative expenses	80,218	104,559	(24,341)
Total general and administrative expenses	644,903	684,909	(40,006)
Depreciation and amortization	3,100	3,885	(785)
Total operating expenses	648,003	688,794	(40,791)

Net operating loss	(148,003)	(688,794)	540,791

Other income (expense)
Loss on disposal of property and equipment	(4,714)	–	(4,714)
Total other income (expense)	(4,714)	–	(4,714)

Loss before provision for income taxes	(152,717)	(688,794)	536,077

Provision for income taxes	–	–	–

Loss from continuing operations	(152,717)	(688,794)	536,077

Loss from discontinued operations, net of tax	–	(7,226,719)	7,226,719

Net loss	$(152,717)	$(7,915,513)	$7,762,796

Management Fee Revenue

Management fees represent fees of $500,000 for the three months ended March 31, 2017. The Company earned no management fees during the three months ended March 31, 2016.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2017 were $338,570 compared to $343,089 for the three months ended March 31, 2016, a decrease of $4,519, or 1%. Base salaries and headcount were consistent between the two periods.

Stock compensation

Stock compensation expense for the three months ended March 31, 2017 was $159,492 compared to $157,824 for the three months ended March 31, 2016, an increase of $1,668 or 1%. The increase attributed to options granted towards the end of 2016 which were amortized for the full 2017 period and offset by decreased amortization as certain prior option valuations became fully amortized.

Professional services

General and administrative expenses related to professional services from continuing operations were $66,623 for the 2017 period compared $79,437 for the 2016 period, a decrease of $12,814 or 16%. The decrease primarily relates to decreased accounting and legal services due to the simplified structure of the Company.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2017 were $80,218 compared to $104,559 for three months ended March 31, 2016, a decrease of $24,341, or 23%. The decrease is attributable to decreased travel, meals and entertainment, investor relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the three months ended March 31, 2017 was $3,100, compared to $3,885 for three months ended March 31, 2016.

Other income (expense)

In the 2017 period we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714. We had no other income (expense) from continuing operations in the 2016 period.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the three months ended March 31, 2017 and 2016 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $7,226,719 during the three months ended March 31, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $7,226,719 in 2016 consisted of revenues of $2,646,668, including $2,662,555 of oil and gas sales, reduced by losses of $15,887 related to the change in the mark-to-market valuation of derivatives. Expenses from discontinued operations in 2016 included a $5,219,000 impairment write-down on the Company’s oil and gas assets, $747,757 of production expenses, $275,948 of production taxes, $165,399 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $2,022,504 of depletion, $8,133 of accretion of the discount on asset retirement obligations and $1,434,646 of interest expense.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2017 and December 31, 2016, respectively.

	March 31,	December 31,
	2017	2016
Current Assets	$198,454	$153,926

Current Liabilities	$64,340	$36,561

Working Capital	$134,114	$117,365

As of March 31, 2017 we had positive working capital of $134,114.

The following table summarizes our cash flows during the three month periods ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities	$68,600	$(258,383)
Net cash provided by (used in) investing activities	2,160	(1,149,789)
Net cash provided by financing activities	–	1,400,000
Net change in cash and cash equivalents	$70,760	$(8,172)

Net cash provided by (used in) operating activities was $68,600 and ($258,383) for the three months ended March 31, 2017 and 2016, respectively, a period over period increase of $326,983. The increase was primarily due to management fee income in the 2017 period for continuing operations offset by cash provided from discontinued operations in the 2016 period. Cash used in operating activities of discontinued operations was $-0- and $247,277 for the three months ended March 31, 2017 and 2016 respectively. Changes in working capital from operating activities of continuing operations resulted in an increase in cash of $54,011 in the three months ended March 31, 2017 as compared to an increase in cash of $21,425 for the same period in the previous year, primarily driven by changes in prepaid expenses between periods.

Net cash provided by (used in) investing activities was $2,160 and ($1,149,789) for the three months ended March 31, 2017 and 2016, respectively, an increase of $1,151,949. In the 2017 period we received proceeds from the $2,160 from the sale of fixed assets no longer needed by the Company. All of the 2016 investing activity related to cash used in investing activities from discontinued operations as we paid $1,149,789 for well development during the 2016 period.

Net cash provided from financing was $-0- and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. All of the cash provided from financing activities in the 2016 period resulted from discontinued operation as we drew $1.4 million, net of repayments, on our credit facilities during the three months ended March 31, 2016.

As described above in “Debt Restructuring,” on March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was formed by the Company to contribute and assign to BRHC all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under the credit agreement between the Company, as borrower, and affiliates (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) of Chambers Energy Management, LP (“Chambers”), as administrative agent (the “Chambers Credit Facility”), and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, the Chambers Affiliates entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

The terms of the Class A Units of BRHC are set forth in the limited liability company agreement of BRHC (the “LLC Agreement”), which became effective upon the closing of the BRHC Transaction. All distributions by BRHC of cash or other property, and whether upon liquidation or otherwise, are to be made as follows:

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

In addition, under the LLC Agreement, Chambers committed to contribute up to $30 million cash (the “Chambers Investment Commitment”) to BRHC in exchange for Class A Units. At Closing, Chambers funded $10 million (the “Initial Chambers Investment”) of the Chambers Investment Commitment, the proceeds of which were used to reduce outstanding amounts owed by BRHC to Cadence under the Cadence Credit Facility and for general corporate purposes. The remaining $20 million (the “Subsequent Chambers Investment”), subject to certain conditions, would be called from time to time during the Investment Period by the board of managers of BRHC (the “BRHC Board”). The Initial Chambers Investment and any Subsequent Chambers Investment shall serve to proportionately reduce the Company's Class A Units percentage ownership in BRHC. The investment period is the lesser of three years or such time as the entire Chambers Investment Commitment has been called by the BRHC Board (the “Investment Period”). Any portion of Chambers Investment Commitment not called by the BRHC Board prior to the expiration of the Investment Period will be cancelled. In no event will Chambers be required to make a capital contribution in an amount in excess of its undrawn commitment.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, until terminated. The Management Services Agreement could be cancelled by either party without penalty after January 1, 2017 with a three month notice and is paid in advance at the beginning of each calendar quarter.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC, have agreed to purchase for cash (estimated to be approximately $1.0 million) our 3.88% equity share in BRHC, which was reduced to 3.78% as a result of a subsequent investment made by Chambers into BRHC.

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

As part of the debt restructuring outlined in Note 3 – Debt Restructuring, the Company transferred the obligation with a balance outstanding of $29,400,000 under the Senior Credit Facility to BRHC.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through June 21, 2016. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of June 21, 2016. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 3- Debt Restructuring on June 21, 2016.

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

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2017, our balance of cash and cash equivalents was $137,029. Our plan for satisfying our cash requirements for the next twelve months is through the fees earned through the remaining term of our management agreement, proceeds from the Chambers’ purchase of our interest in BRHC, and through additional management service fees generated from new partners.

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

Our critical accounting policies are more fully described in Note 1 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We currently have no long-term debt, but should we take on debt in the future changes in interest rates could impact results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BLACK RIDGE OIL & GAS, INC.

Dated: May 4, 2017	By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2017	By: /s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

