Form 10-Q
period 2017-06-30
Black Ridge Oil & Gas, Inc.
filed 2017-08-08
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Yes	[ X ]	No	[__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]
Emerging growth company	[___]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [___]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[_X_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of August 8, 2017 was 47,979,990.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,294	$66,269
Prepaid expenses	46,191	86,892
Due from Black Ridge Holding Company, LLC	–	765
Total current assets	93,485	153,926

Property and equipment:
Property and equipment	128,155	140,547
Less accumulated depreciation	(112,344)	(112,128)
Total property and equipment, net	15,811	28,419

Deferred offering costs	167,646	–
Investment in Black Ridge Holding Company, LLC	52,853	52,853

Total assets	$329,795	$235,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$68,921	$21,563
Accrued expenses	1,464	14,998
Total current liabilities	70,385	36,561

Long term liabilities	–	–

Total liabilities	70,385	36,561

Commitments and contingencies (See note 18)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 47,979,990 shares issued and outstanding	47,980	47,980
Additional paid-in capital	35,221,000	34,902,016
Accumulated deficit	(35,009,570)	(34,751,359)
Total stockholders' equity	259,410	198,637

Total liabilities and stockholders' equity	$329,795	$235,198

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Management fee income	$500,000	$49,451	$1,000,000	$49,451
Total revenues	500,000	49,451	1,000,000	49,451

Operating expenses:
General and administrative expenses
Salaries and benefits	336,858	325,831	675,428	668,920
Stock compensation	159,492	157,824	318,984	315,648
Professional services	30,113	20,708	96,736	100,145
Other general and administrative expenses	76,397	110,298	156,615	214,856
Total general and administrative expenses	602,860	614,661	1,247,763	1,299,569
Depreciation and amortization	2,634	3,479	5,734	7,364
Total operating expenses	605,494	618,140	1,253,497	1,306,933

Net operating loss	(105,494)	(568,689)	(253,497)	(1,257,482)

Other income (expense):
Gain on debt restructuring	–	41,621,150	–	41,621,150
Loss on disposal of property and equipment	–	–	(4,714)	–
Total other income (expense)	–	41,621,150	(4,714)	41,621,150

Income (loss) before provision for income taxes	(105,494)	41,052,461	(258,211)	40,363,668

Provision for income taxes	–	–	–	–

Income (loss) from continuing operations, net of tax	(105,494)	41,052,461	(258,211)	40,363,668

Loss from discontinued operations, net of tax	–	(2,970,654)	–	(10,197,374)

Net income (loss)	$(105,494)	$38,081,807	$(258,211)	$30,166,294

Weighted average common shares outstanding - basic	47,979,990	47,979,990	47,979,990	47,979,990
Weighted average common shares outstanding - fully diluted	47,979,990	48,058,679	47,979,990	48,056,573

Net loss per common share - basic	$(0.00)	$0.79	$(0.01)	$0.63
Net loss per common share - fully diluted	$(0.00)	$0.79	$(0.01)	$0.63

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(258,211)	$30,166,294
Loss from discontinued operations, net of income taxes	–	(10,197,374)
Income (loss) from continuing operations	(258,211)	40,363,668

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,734	7,364
Loss on sale of property and equipment	4,714	–
Gain on debt restructuring	–	(41,621,150)
Common stock options issued to employees and directors	318,984	315,648
Decrease (increase) in current assets:
Due from Black Ridge Holdings Company LLC	765	–
Prepaid expenses	40,701	(30,521)
Increase (decrease) in current liabilities:
Accounts payable	47,358	87,892
Due to Black Ridge Holding Company, LLC	–	967,141
Accrued expenses	(13,534)	4,114
Net cash provided by operating activities from continuing operations	146,511	94,156
Net cash provided by operating activities from discontinued operations	–	3,829,723
Net cash provided by operating activities	146,511	3,923,879

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,160	–
Net cash provided by investing activities from continuing operations	2,160	–
Net cash used in investing activities from discontinued operations	–	(4,763,506)
Net cash provided by (used in) investing activities	2,160	(4,763,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering costs	(167,646)	–
Net cash used in financing activities from continuing operations	(167,646)	–
Net cash provided by financing activities of discontinued operations	–	1,650,000
Net cash provided by (used in) financing activities	(167,646)	1,650,000

NET CHANGE IN CASH	(18,975)	810,373
CASH AT BEGINNING OF PERIOD	66,269	228,194
CASH AT END OF PERIOD	$47,294	$1,038,567

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$1,429,564
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in Black Ridge Holding Company, LLC	$–	$(41,568,297)
Net change in accounts payable for purchase of oil and gas properties	$–	$(3,744,487)
Capitalized asset retirement costs, net of revision in estimate	$–	$4,737

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

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described in Note 3 – Debt Restructuring. Following the transaction, our focus has been managing the oil and gas assets in which we continue to have an indirect minority interest. Our management services agreement related to those same oil and gas assets was terminated on April 3, 2017, effective June 30, 2017. In addition, we will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with joint venture partners or other capital providers.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

Name of entity	State of Incorporation	Relationship
Black Ridge Oil and Gas, Inc.	Nevada	Parent
Black Ridge Acquisition Corp.	Delaware	Subsidiary(1)

(1)Wholly-owned subsidiary

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. All significant inter-company transactions have been eliminated in the preparation of theses financial statements. The parent company, Black Ridge Oil & Gas, Inc. and subsidiary, Black Ridge Acquisition Corp. will be collectively referred to herein as the “Company” or “Black Ridge”. The Company’s headquarters is in Minneapolis, Minnesota and substantially all of its operations are in the United States.

Reclassifications

As discussed in Note 3 – Debt Restructuring, income, expense and cash flows from the restructured operations for the three and six months ended June 30, 2016 have been reclassified as net loss and cash flows from discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at June 30, 2017 and December 31, 2016.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $-0- in excess of FDIC and SIPC insured limits at June 30, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in such accounts.

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

We have capitalized a total of $56,660 of website development costs from inception through June 30, 2017. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $-0- and $-0- for the six months ended June 30, 2017 and 2016, respectively, as all website development costs have been fully depreciated.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding – basic	47,979,990	47,979,990	47,979,990	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	78,689	–	76,583
Weighted average common shares outstanding – diluted	47,979,990	48,058,679	47,979,990	48,056,573

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 10,957,000 and 9,954,875 for the three months ended June 30, 2017 and 2016, respectively, and 10,957,000 and 9,954,875 for the six months ended June 30, 2017 and 2016, respectively.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $5,734 and $7,364 for the six months ended June 30, 2017 and 2016, respectively.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The expense related to accretion of the discount on the asset retirement liability is reflected as a component of discontinued operations on the statement of operations for the six months ended June 30, 2016.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Full Cost Method

The Company followed the full cost method of accounting for oil and gas operations in 2016 whereby all costs related to the exploration and development of oil and gas properties were initially capitalized into a single cost center ("full cost pool"). The Company had no oil and gas operations in 2017 as they were disposed as part of the debt restructuring transaction on June 21, 2016 described in Note 3 – Debt Restructuring. Capitalized costs included land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that were capitalized were directly attributable to acquisition, exploration and development activities and did not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities were expensed in the period incurred. Capitalized costs for the six month period ended June 30, 2016 are summarized as follows:

Six Months Ended
June 30, 2016
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

Capitalized costs of oil and gas properties (net of related deferred income taxes) could not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). When capitalized costs exceeded this ceiling, impairment was recognized. The present value of estimated future net cash flows was computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. When this comparison indicated an excess carrying value, the excess was charged to earnings as an impairment expense. The Company recognized an impairment loss of $5,219,000 during the six months ended June 30, 2016. The impairment loss is reflected as a component of discontinued operations on the statement of operations for the period.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $318,984 and $315,648 for the six months ended June 30, 2017 and 2016, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provides services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company is paid a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, until terminated, which required a three month notice by the terminating party. The management services agreement was terminated by BRHC on April 3, 2017, effective June 30, 2017.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The income and expense associated with the operating activities contributed in the BRHC Transaction are reflected as “Loss from discontinued items, net of income taxes” on our condensed statement of operations for the three and six months ended June 30, 2016. The items included in “Loss from discontinued operations, net of income taxes” are as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2016
Oil and gas sales	$2,877,058	$5,539,613
Gain on settled derivatives	1,043,026	1,043,026
Gain (loss) on the mark-to-market of derivatives	(4,272,849)	(4,288,736)
Total revenues	(352,765)	2,293,903

Operating expenses:
Production expenses	652,882	1,400,639
Production taxes	292,080	568,028
General and administrative expenses	311,061	476,461
Depletion of oil and gas properties	1,091,843	3,114,347
Impairment of oil and gas properties	–	5,219,000
Accretion of discount on asset retirement obligations	8,125	16,258
Total operating expenses	2,355,991	10,794,733

Net operating loss	(2,708,756)	(8,500,830)

Other income (expense):
Interest expense	(261,898)	(1,696,544)
Total other income (expense)	(261,898)	(1,696,544)

Loss before provision for income taxes	(2,970,654)	(10,197,374)

Provision for income taxes	–	–

Net loss	$(2,970,654)	$(10,197,374)

Note 4 – Rights Offering and Formation of Black Ridge Acquisition Corp.

As further discussed in Note 19 – Subsequent Events, the Company has filed a rights offering to raise capital with the proceeds primarily used to sponsor a special purpose acquisition company (“SPAC”). The Company formed a subsidiary, Black Ridge Acquisition Corp. (“BRAC”), on May 9, 2017 with the purpose of becoming the SPAC which would conduct an initial public offering later in 2017.

The Company has incurred costs through June 30, 2017, which have been classified on the balance sheet as deferred offering costs. Deferred offering costs consist of costs associated with equity offerings of BROG and its subsidiary BRAC. These costs will be reclassified to additional paid-in capital upon a successful offering or be charged to general and administrative expense if the offerings are unsuccessful. Prepaid offering costs consist of the following:

	June 30,	December 31,
	2017	2016
Offering costs associated with BROG’s rights offering	$49,033	$–
Offering costs associated with BRAC’s initial public offering	118,613	–
Total prepaid offering costs	$167,646	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2017	2016
Prepaid insurance costs	$9,297	$43,324
Prepaid employee benefits	13,113	11,844
Prepaid office and other costs	23,781	31,724
Total prepaid expenses	$46,191	$86,892

Note 6 – Investment in Black Ridge Holding Company, LLC

The investment in Black Ridge Holding Company, LLC represents our equity interest in Black Ridge Holding Company, LLC following the debt restructuring and related activity as described in Note 3 – Debt Restructuring. We account for the investment using the cost method.

Note 7 – Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Property and equipment	$128,155	$140,547
Less: Accumulated depreciation and amortization	(112,344)	(112,128)
Total property and equipment, net	$15,811	$28,419

During the six months ended June 30, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Months Ended
	June 30,
	2017	2016
Depletion of costs for evaluated oil and gas properties (1)	$–	$3,114,347
Depreciation and amortization of other property and equipment	5,734	7,364
Total depreciation, amortization and depletion	$5,734	$3,121,711

(1)Presented as a component of loss from discontinued operations, net of income taxes.

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded a non-cash ceiling test impairment of $5,219,000 for the six months ended June 30, 2016. The expense associated with the impairment is presented as a component of loss from discontinued operations, net of income taxes as described in Note 3 – Debt Restructuring. The impairment charge affected our reported net income but did not reduce our cash flow.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Oil and Gas Properties

The following table summarizes gross and net productive oil wells by state at June 21, 2016 (prior to their disposition in our debt restructuring). A net well represents our percentage ownership of a gross well. The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 21, 2016
	Gross	Net
North Dakota	352	10.64
Montana	5	0.37
Total	357	11.01

The Company’s oil and gas properties consisted of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 21, 2016 (prior to the their disposition through our debt restructuring) our principal oil and gas assets included approximately 7,016 net acres located in North Dakota and Montana and were disposed by the Company on June 21, 2016 as part of the debt restructuring transaction summarized in Note 3 – Debt Restructuring.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
Purchases of oil and gas properties and development costs for cash	$4,858,134
Purchase of oil and gas properties accrued at period-end	3,155,016
Purchase of oil and gas properties accrued at beginning of period (prior to disposition)	(6,899,503)
Capitalized asset retirement costs	4,737
Total purchase and development costs, oil and gas properties	$1,118,384

2016 Acquisitions

During the six months ended June 30, 2016, we did not purchase any oil and gas properties.

2016 Divestitures

During the six months ended June 30, 2016, we sold approximately 14 net leasehold acres of oil and gas properties for total proceeds of $94,628. No gain or loss was recorded pursuant to the sales.

2016 Disposition in Debt Restructuring

On June 21, 2016 we disposed of all of our oil and gas properties, with net carrying costs $24,498,638, as part of our debt restructuring as outlined in Note 3 – Debt Restructuring.

Note 9 – Asset Retirement Obligation

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
Beginning ARO	$368,089
Liabilities incurred for new wells placed in production	4,737
Accretion of discount on ARO (a component of loss from discontinued operations)	16,258
Liability relieved in debt restructuring	(389,084)
Ending ARO	$–

Note 10 – Related Party

Prior to July 1, 2016 the Company leased office space on a month to month basis where the lessor was an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $36,183 to this entity during the six months ended June 30, 2016.

Note 11 – Derivative Instruments

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

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

Six Months Ended
June 30, 2016
Realized gain (loss) on derivatives:
Crude oil fixed price swaps	$922,872
Crude oil collars	120,154
Realized loss on derivatives, net	$1,043,026

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(4,157,491)
Crude oil collars	(131,245)
Gain (loss) on the mark-to-market of derivatives, net	$(4,288,736)

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$47,294	$–	$–
Total assets	47,294	–	–

Liabilities
Total liabilities	–	–	–
	$47,294	$–	$–

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,269	$–	$–
Total assets	66,269	–	–

Liabilities
Total liabilities	–	–	–
	$66,269	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2017.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Revolving Credit Facilities and Long Term Debt

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents components of interest expense which is presented as a component of component of loss from discontinued operations, net of tax, on the Company’s statement of operations for the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
Accrued PIK interest	$330,740
Interest and commitment fees	1,373,023
Less interest capitalized to the full cost pool of our proved oil & gas properties	(7,219)
$1,696,544

Note 14 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

Note 15 –Options

Options Granted

No options were granted during the six months ended June 30, 2017 and 2016.

The Company recognized a total of $318,984 and $315,648 of compensation expense during the six months ended June, 2017 and 2016, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $703,405 as of June 30, 2017.

Options Exercised

No options were exercised during the six months ended June 30, 2017 and 2016.

Options Forfeited

No options were forfeited during the six months ended June 30, 2017 and 2016.

Note 16 – Warrants

Warrants Granted

No warrants were granted during the six months ended June 30, 2017 and 2016.

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2017 and 2016.

During 2016, all remaining warrants either expired or were forfeited pursuant to our debt restructuring as described in Note 3- Debt Restructuring. The Company has no outstanding warrants as of June 30, 2017.

Note 17 – Income Taxes

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We currently estimate that our effective tax rate for the year ending December 31, 2017 will be 0%. Losses incurred during the period from April 9, 2011 (inception) to June 30, 2017 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2017, net deferred tax assets were $12,853,533, after an offsetting reduction in deferred tax liabilities of $708, primarily related to net operating loss carryforwards. A valuation allowance of approximately $12,853,533 was applied to the remaining net deferred tax assets. We have not provided any valuation allowance against our deferred tax liabilities, which were netted against our deferred tax assets.

The tax benefit for the six months ended June 30, 2017 of $-0- was primarily driven by the Company’s loss before provision for income taxes and offset by the valuation allowance on the resulting deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2017.

Note 18 – Commitments and Contingencies

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

Note 19 – Subsequent Events

Promissory Note

On July 7, 2017 the Company entered into a $500,000 Promissory Note (the Note) issued to Cadence Bank, N.A. (Cadence) and a Security Agreement by the Company in favor of Cadence. The Note bears interest at 4.5% per annum payable monthly and is due on October 7, 2017. The Note may be repaid at any time without penalty. The Note is secured by the Company’s deposit account at Cadence and all of the Company’s rights, title and interests in and to the contractual rights of the Company to receive payment from Chambers Energy Management for the purchase of the Company’s interest in Black Ridge Holding Company, LLC.

Rights Offering

On August 3, 2017, the Company’s offering of subscription rights (the “Rights Offering”) became effective with the SEC. The Company intends to distribute, on a pro rata basis, one Right for each share of common stock owned by shareholders as of the close of trading on August 2, 2017 (the “Record Date”). Each Right will permit a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. If all of the shares are sold in the Rights Offering, the Company expects to realize total gross proceeds of approximately $5.182 million.

The Company intends to use the net proceeds of the Rights Offering for the sponsorship of a special purpose acquisition company (SPAC) focused on effecting a merger or similar business combination with a target business in the energy or energy-related industries (although the SPAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region).

The Company intends to use the Company’s wholly-owned subsidiary, BRAC, as the entity to become the SPAC. In particular, presuming that the SPAC that we sponsor raises $100 million, we intend to purchase units in the SPAC equal to between $3 million and $3.3 million in a private placement that will occur simultaneously with the closing of this SPAC initial public offering. Any proceeds from the Rights Offering that remain following the SPAC sponsorship will be used for general corporate purposes which may include other investments and acquisitions.

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

Rights Offering

On August 3, 2017, the Company’s offering of subscription rights (the “Rights Offering”) became effective with the SEC. The Company intends to distribute, on a pro rata basis, one Right for each share of common stock owned by shareholders as of the close of trading on August 2, 2017 (the “Record Date”). Each Right will permit a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. If all of the shares are sold in the Rights Offering, the Company expects to realize total gross proceeds of approximately $5.182 million.

The Company intends to use the net proceeds of the Rights Offering for the sponsorship of a special purpose acquisition company (SPAC) focused on effecting a merger or similar business combination with a target business in the energy industry or energy-related industries (although the SPAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region). The Company intends to use the Company’s wholly-owned subsidiary, BRAC, as the entity to become the SPAC. In particular, presuming that the SPAC that we sponsor raises $100 million, the Company intends to purchase units in the SPAC equal to between $3 million and $3.3 million in a private placement that will occur simultaneously with the closing of this SPAC initial public offering.

Any proceeds from the Rights Offering that remain following the SPAC sponsorship will be used for general corporate purposes which may include other investments and acquisitions. We expect the remaining funds after our SPAC sponsorship to be sufficient to fund our operations for at least 24 months while we pursue private equity sponsored acquisitions and as the SPAC seeks a target business to acquire.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC, have agreed to purchase for cash (estimated to be approximately $1.0 million) our 3.88% equity share in BRHC, which was reduced to 3.78% as a result of a subsequent investment made by Chambers into BRHC.

Business

Our operational business plan is focused on managing oil and gas assets in which we have an indirect minority interest. We continue to hold our interest in Black Ridge Holding Company, LLC (BRHC) although we have entered into an agreement to sell such interest as our joint venture partner sold the underlying oil and gas assets earlier this year. In addition, we have recently and will continue to pursue distressed asset acquisitions in the Bakken and/or Three Forks and other formations that may be acquired with capital from our existing joint venture partners or other capital providers.

We believe we create value through identifying and targeting acreage positions with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses. Since 2011, we have invested in excess of $100 million in acreage acquisitions and well development. In the past two years, we have bid on over $2 billion in oil and gas acquisitions on behalf of our partners.

With the experience and connections of our personnel across a variety of onshore unconventional oil and gas plays, we believe that we are able to create value for our partners through opportunistic acreage acquisitions. We believe our experience enhances our ability to identify and acquire high value acreage in these oil and gas prospects. Because we primarily identify minority interests in multiple drilling units, we are able to diversify our partners’ risk across numerous wells. We believe that our prospective success revolves around our ability to identify and acquire for our partners mineral leases to participate in drilling activities by virtue of their ownership of such rights, through our experience and the relationships we have developed and our experience in managing those investments for our partners.

To date, we have taken substantive steps in furtherance of our operational business plan including evaluating, negotiating, and placing bids for oil and gas assets on behalf of third party entities that reflect a combined purchase price and anticipated capital expenditures for well costs of over $2 billion over the last two years. We have also evaluated multiple oil and gas asset packages that we declined to make a bid or offer to acquire. We have engaged with at least five different private equity sources of capital as potential joint venture partners to submit bids for oil and gas assets although we have not entered into any formal engagement or joint venture with any of the potential partners (except for Black Ridge Merced, LLC, a joint venture with Merced Capital that we announced in July 2015) and plan to enter into a formal agreement only following a successful bid. At this time we have not completed acquisitions with any joint venture partners, but currently have pending bid submissions for the acquisition of oil and gas assets. The process, amounts and partners participating in ongoing bid submissions are confidential during the duration of the bidding process or until the investment is complete.

Operating Highlights

Under our structure following our debt restructuring, our revenues from continuing operations consist of management fees, which we began earning on June 21, 2016, the date of the restructuring. Our management services agreement with BRHC included management services fees amounting to $500,000 per quarter. Management fees earned by the Company in the three month period ended June 30, 2016 were $49,451, earned from June 21, 2016 (the date of the BRHC transaction) through the end of the quarter.

General and administrative expenses from continuing operations were $602,860 for the for the three month period ended June 30, 2017 as compared to $614,661 in the three month period ended June 30, 2016.

Results of Operations for the Three Months Ended June 30, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)

Management fee income	$500,000	$49,451	$450,549
Total revenues:	500,000	49,451	450,549

Operating expenses:
General and administrative expenses:
Salaries and benefits	336,858	325,831	11,027
Stock compensation	159,492	157,824	1,668
Professional services	30,113	20,708	9,405
Other general and administrative expenses	76,397	110,298	(33,901)
Total general and administrative expenses	602,860	614,661	(11,801)
Depreciation and amortization	2,634	3,479	(845)
Total operating expenses	605,494	618,140	(12,646)

Net operating loss	(105,494)	(568,689)	463,195

Other income (expense)
Gain on debt restructuring	–	41,621,150	(41,621,150)
Total other income (expense)	–	41,621,150	(41,621,150)

Gain (loss) before provision for income taxes	(105,494)	41,052,461	(41,157,955)

Provision for income taxes	–	–	–

Income (loss) from continuing operations	(105,494)	41,052,461	(41,157,955)

Loss from discontinued operations, net of tax	–	(2,970,654)	2,970,654

Net income (loss)	$(105,494)	$38,081,807	$(38,187,301)

Management Fee Revenue

Management fees represent fees of $500,000 and $49,451 for the three months ended June 30, 2017 and 2016, respectively. Management fees for both periods were earned from our Management Services Agreement with BRHC. Management fees for the 2016 period were earned during the nine day period following completion of the BRHC transaction.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2017 were $336,858 compared to $325,831 for the three months ended June 30, 2016, an increase of $11,027, or 3%. Base salaries and headcount were consistent between the two periods and the increase is primarily due to increases in health insurance costs.

Stock compensation

Stock compensation expense for the three months ended June 30, 2017 was $159,492 compared to $157,824 for the three months ended June 30, 2016, an increase of $1,668 or 1%. The increase attributed to options granted towards the end of 2016 which were amortized for the full 2017 period and offset by decreased amortization as certain prior option valuations became fully amortized.

Professional services

General and administrative expenses related to professional services from continuing operations were $30,113 for the 2017 period compared $20,708 for the 2016 period, an increase of $9,405 or 45%. The increase primarily relates to increased legal services.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2017 were $76,397 compared to $110,298 for three months ended June 30, 2016, a decrease of $33,901, or 31%. The decrease is attributable to decreased travel, meals and entertainment, investor relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the three months ended June 30, 2017 was $2,634, compared to $3,479 for three months ended June 30, 2016.

Other income (expense)

In the 2016 period we realized a gain on debt restructuring of $41,621,150 as the conversion of debt to equity within BRHC and our retention of a 3.88% ownership interest in BRHC exceeded the net book value of the assets and liabilities we transferred to BRHC.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the three months ended June 30, 2017 and 2016 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $2,970,654 during the three months ended June 30, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $2,970,654 in 2016 consisted of negative revenues of $352,765, including $2,877,058 of oil and gas sales and realized gains on settled derivatives of $1,043,026, but reduced by losses of $4,272,849 related to the change in the mark-to-market valuation of unsettled derivatives. Expenses from discontinued operations in 2016 included $652,882 of production expenses, $292,080 of production taxes, $311,061 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $1,091,843 of depletion, $8,125 of accretion of the discount on asset retirement obligations and $261,898 of interest expense.

Results of Operations for the Six Months Ended June 30, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)

Management fee income	$1,000,000	$49,451	$950,549

Operating expenses:
General and administrative expenses:
Salaries and benefits	675,428	668,920	6,508
Stock compensation	318,984	315,648	3,336
Professional services	96,736	100,145	(3,409)
Other general and administrative expenses	156,615	214,856	(58,241)
Total general and administrative expenses	1,247,763	1,299,569	(51,806)
Depreciation and amortization	5,734	7,364	(1,630)
Total operating expenses	1,253,497	1,306,933	(53.436)

Net operating loss	(253,497)	(1,257,482)	1,003,985

Other income (expense)
Gain on debt restructuring	–	41,621,150	(41,621,150)
Loss on disposal of property and equipment	(4,714)	–	(4,714)
Total other income (expense)	(4,714)	41,621,150	(41,625,864)

Gain (loss) before provision for income taxes	(258,211)	40,363,668	(40,621,879)

Provision for income taxes	–	–	–

Loss from continuing operations	(258,211)	40,363,668	(40,621,879)

Loss from discontinued operations, net of tax	–	(10,197,374)	10,197,374

Net loss	$(258,211)	$30,166,294	$(30,424,505)

Management Fee Revenue

Management fees represent fees of $1,000,000 and $49,451 for the six months ended June 30, 2017 and 2016, respectively. Management fees for both periods were earned from our Management Services Agreement with BRHC. Management fees for the 2016 period were earned during the nine day period following completion of the BRHC transaction.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2017 were $675,428 compared to $668,920 for the six months ended June 30, 2016, an increase of $6,508, or 1%. Base salaries and headcount were consistent between the two periods with the increase primarily resulting from increased health insurance costs.

Stock compensation

Stock compensation expense for the six months ended June 30, 2017 was $318,984 compared to $315,648 for the six months ended June 30, 2016, an increase of $3,336 or 1%. The increase attributed to options granted towards the end of 2016 which were amortized for the full 2017 period and offset by decreased amortization as certain prior option valuations became fully amortized.

Professional services

General and administrative expenses related to professional services from continuing operations were $96,736 for the 2017 period compared $100,145 for the 2016 period, a decrease of $3,409 or 3%. The decrease primarily relates to decreased accounting and legal services due to the simplified structure of the Company.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2017 were $156,615 compared to $214,856 for six months ended June 30, 2016, a decrease of $58,241, or 27%. The decrease is attributable to decreased travel, meals and entertainment, investor relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the six months ended June 30, 2017 was $5,734, compared to $7,364 for six months ended June 30, 2016.

Other income (expense)

In the 2017 period we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714. In the 2016 period we realized a gain on debt restructuring of $41,621,150 as the conversion of debt to equity within BRHC and our retention of a 3.88% ownership interest in BRHC exceeded the net book value of the assets and liabilities we transferred to BRHC.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the six months ended June 30, 2017 and 2016 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $10,197,374 during the six months ended June 30, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $10,197,374 in 2016 consisted of revenues of $2,293,903, including $5,539,613 of oil and gas sales and $1,043,026 of gains on settled derivatives, offset by losses of $4,288,736 related to the change in the mark-to-market valuation of derivatives. Expenses from discontinued operations in 2016 included a $5,219,000 impairment write-down on the Company’s oil and gas assets, $1,400,639 of production expenses, $568,028 of production taxes, $476,461 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $3,114,347 of depletion, $16,258 of accretion of the discount on asset retirement obligations and $1,696,544 of interest expense.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2017 and December 31, 2016, respectively.

	June 30,	December 31,
	2017	2016
Current Assets	$93,485	$153,926

Current Liabilities	$70,385	$36,561

Working Capital	$23,100	$117,365

As of June 30, 2017 we had positive working capital of $23,100.

The following table summarizes our cash flows during the six month periods ended June 30, 2017 and 2016, respectively.

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by operating activities	$146,511	$3,923,879
Net cash provided by (used in) investing activities	2,160	(4,763,506)
Net cash provided by (used in) financing activities	(167,646)	1,650,000
Net change in cash and cash equivalents	$(18,975)	$810,373

Net cash provided by operating activities was $146,511 and $3,923,879 for the six months ended June 30, 2017 and 2016, respectively, a period over period decrease of $3,777,368. The decrease was primarily due to cash provided from discontinued operations in the 2016 period. Cash used in operating activities of discontinued operations was $-0- and $3,829,723 for the six months ended June 30, 2017 and 2016 respectively. Changes in working capital from operating activities of continuing operations resulted in an increase in cash of $75,290 in the six months ended June 30, 2017 as compared to an increase in cash of $1,028,626 for the same period in the previous year, primarily driven by changes in in the balance due to BRHC resulting from cash collections on behalf of BRHC during the period between the close of the BRHC Transaction and end of the period.

Net cash provided by (used in) investing activities was $2,160 and ($4,763,506) for the six months ended June 30, 2017 and 2016, respectively, an increase of $4,765,666. In the 2017 period we received proceeds from the $2,160 from the sale of fixed assets no longer needed by the Company. All of the 2016 investing activity related to cash used in investing activities from discontinued operations as we paid $4,763,506 for well development during the 2016 period.

Net cash provided by used in) financing was $(167,646) and $1.65 million for the six months ended June 30, 2017 and 2016, respectively. During the 2017 period we paid $167,646 related to proposed stock equity offerings of both BROG and BRAC All of the cash provided from financing activities in the 2016 period resulted from discontinued operation as we drew $1.65 million, net of repayments, on our credit facilities during the six months ended June 30, 2016.

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services for the three month period ended June 30, 2017. Additionally, Chambers Energy Capital II, LP and CEC II TE, LLC, have agreed to purchase for cash (estimated to be approximately $1.0 million) our 3.88% equity share in BRHC, which was reduced to 3.78% as a result of a subsequent investment made by Chambers into BRHC.

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

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2017, our balance of cash and cash equivalents was $47,294. Our plan for satisfying our cash requirements for the next twelve months is through short term borrowing, proceeds from the Chambers’ purchase of our interest in BRHC, our proposed rights offering and through additional management service fees generated from new partners.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BLACK RIDGE OIL & GAS, INC.

Dated: August 8, 2017	By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2017	By: /s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

