Form 10-Q
period 2017-09-30
Black Ridge Oil & Gas, Inc.
filed 2017-11-07
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of November 6, 2017 was 479,799,900.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$4,721,876	$66,269
Prepaid expenses	40,120	86,892
Due from Black Ridge Holding Company, LLC	–	765
Total current assets	4,761,996	153,926

Property and equipment:
Property and equipment	128,155	140,547
Less accumulated depreciation	(114,901)	(112,128)
Total property and equipment, net	13,254	28,419

Deferred offering costs	151,549	–
Investment in Black Ridge Holding Company, LLC	52,853	52,853

Total assets	$4,979,652	$235,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$71,651	$21,563
Accrued expenses	23,324	14,998
Total current liabilities	94,975	36,561

Long term liabilities	–	–

Total liabilities	94,975	36,561

Commitments and contingencies (See note 18)	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,799,900 and 47,979,990 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4,366,179	47,980
Additional paid-in capital	36,108,545	34,902,016
Accumulated deficit	(35,590,047)	(34,751,359)
Total stockholders' equity	4,884,677	198,637

Total liabilities and stockholders' equity	$4,979,652	$235,198

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Management fee income	$–	$500,000	$1,000,000	$549,451
Total revenues	–	500,000	1,000,000	549,451

Operating expenses:
General and administrative expenses
Salaries and benefits	331,284	316,486	1,006,712	985,406
Stock compensation	154,069	157,824	473,053	473,472
Professional services	11,783	17,657	108,519	117,802
Other general and administrative expenses	72,071	108,050	228,686	322,906
Total general and administrative expenses	569,207	600,017	1,816,970	1,899,586
Depreciation and amortization	2,557	3,484	8,291	10,848
Total operating expenses	571,764	603,501	1,825,261	1,910,434

Net operating loss	(571,764)	(103,501)	(825,261)	(1,360,983)

Other income (expense):
Gain on debt restructuring	–	–	–	41,621,150
Interest expense	(8,713)	–	(8,713)	–
Loss on disposal of property and equipment	–	–	(4,714)	–
Total other income (expense)	(8,713)	–	(13,427)	41,621,150

Income (loss) before provision for income taxes	(580,477)	(103,501)	(838,688)	40,260,167

Provision for income taxes	–	–	–	–

Income (loss) from continuing operations, net of tax	(580,477)	(103,501)	(838,688)	40,260,167

Loss from discontinued operations, net of tax	–	–	–	(10,197,374)

Net income (loss)	$(580,477)	$(103,501)	$(838,688)	$30,062,793

Weighted average common shares outstanding - basic	64,438,566	47,979,990	53,526,470	47,979,990
Weighted average common shares outstanding - fully diluted	64,438,566	47,979,990	53,526,470	48,055,112

Net loss per common share - basic	$(0.01)	$(0.00)	$(0.02)	$0.63
Net loss per common share - fully diluted	$(0.01)	$(0.00)	$(0.02)	$0.63

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(838,688)	$30,062,793
Loss from discontinued operations, net of income taxes	–	(10,197,374)
Income (loss) from continuing operations	(838,688)	40,260,167

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	8,291	10,848
Loss on sale of property and equipment	4,714	–
Gain on debt restructuring	–	(41,621,150)
Common stock options issued to employees and directors	473,053	473,472
Decrease (increase) in current assets:
Due from Black Ridge Holdings Company LLC	765	–
Prepaid expenses	46,772	(54,508)
Increase (decrease) in current liabilities:
Accounts payable	50,088	(3,049)
Due to Black Ridge Holding Company, LLC	–	23,674
Accrued expenses	8,326	25,044
Net cash provided by (used in) operating activities from continuing operations	(246,679)	(885,502)
Net cash provided by operating activities from discontinued operations	–	3,829,723
Net cash provided by (used in) operating activities	(246,679)	2,944,221

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	–	(1,543)
Proceeds from sale of property and equipment	2,160	–
Net cash provided by investing activities from continuing operations	2,160	(1,543)
Net cash used in investing activities from discontinued operations	–	(4,763,506)
Net cash provided by (used in) investing activities	2,160	(4,765,049)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of stock, net	2,965,555	–
Proceeds from sale of stock, related party, net	2,086,120	–
Proceeds from promissory note	500,000	–
Repayment of promissory note	(500,000)	–
Payment of deferred offering costs	(151,549)	–
Net cash used in financing activities from continuing operations	4,900,126	–
Net cash provided by financing activities of discontinued operations	–	1,650,000
Net cash provided by financing activities	4,900,126	1,650,000

NET CHANGE IN CASH	4,655,607	(170,828)
CASH AT BEGINNING OF PERIOD	66,269	228,194
CASH AT END OF PERIOD	$4,721,876	$57,366

SUPPLEMENTAL INFORMATION:
Interest paid	$8,713	$1,429,564
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in Black Ridge Holding Company, LLC	$–	$(41,568,297)
Net change in accounts payable for purchase of oil and gas properties	$–	$(3,744,487)
Capitalized asset retirement costs, net of revision in estimate	$–	$4,737

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

On June 21, 2016 we closed on a debt restructuring transaction with our secured lenders as described in Note 3 – Debt Restructuring. Through June 30, 2017 we had also been managing the oil and gas assets relinquished during the debt restructuring in which we continued to have an indirect minority interest. Our management services agreement related to those same oil and gas assets was terminated on April 3, 2017, effective June 30, 2017.

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers.

On September 25, 2017, the Company finalized an equity raise utilizing a rights offering and backstop agreement, raising net proceeds of $5,051,675 and issuing 431,819,910 shares. The proceeds were used to sponsor the Company’s obligations in sponsoring a special purpose acquisition company, discussed below, with the remainder for general corporate purposes.

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an initial public offering raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC. BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus its search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the initial public offering and over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

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

Reclassifications

As discussed in Note 3 – Debt Restructuring, income, expense and cash flows from the restructured operations for the three and nine months ended September 30, 2016 have been reclassified as net loss and cash flows from discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. No cash equivalents were on hand at September 30, 2017 and December 31, 2016.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $4,460,346 and $-0- in excess of FDIC and SIPC insured limits at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

We have capitalized a total of $56,660 of website development costs from inception through September 30, 2017. We depreciate our website development costs on a straight line basis over the estimated useful life of the assets, which is currently three years. We have recognized depreciation expense on these website costs of $-0- and $-0- for the nine months ended September 30, 2017 and 2016, respectively, as all website development costs have been fully depreciated.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding – basic	64,438,566	47,979,990	53,526,470	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–	–	75,122
Weighted average common shares outstanding – diluted	64,438,566	47,979,990	53,526,470	48,055,112

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 11,380,000 and 7,043,500 for the three months ended September 30, 2017 and 2016, respectively, and 11,380,000 and 6,906,500 for the nine months ended September 30, 2017 and 2016, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $8,291 and $10,848 for the nine months ended September 30, 2017 and 2016, respectively.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The expense related to accretion of the discount on the asset retirement liability is reflected as a component of discontinued operations on the statement of operations for the nine months ended September 30, 2016.

Full Cost Method

The Company followed the full cost method of accounting for oil and gas operations in 2016 whereby all costs related to the exploration and development of oil and gas properties were initially capitalized into a single cost center ("full cost pool"). The Company had no oil and gas operations in 2017 as they were disposed as part of the debt restructuring transaction on June 21, 2016 described in Note 3 – Debt Restructuring. Capitalized costs included land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that were capitalized were directly attributable to acquisition, exploration and development activities and did not include costs related to the production, general corporate overhead or similar activities. Costs associated with production and general corporate activities were expensed in the period incurred. Capitalized costs for the nine month period ended September 30, 2016 are summarized as follows:

Nine Months Ended
September 30, 2016
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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Capitalized costs of oil and gas properties (net of related deferred income taxes) could not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). When capitalized costs exceeded this ceiling, impairment was recognized. The present value of estimated future net cash flows was computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. When this comparison indicated an excess carrying value, the excess was charged to earnings as an impairment expense. The Company recognized an impairment loss of $5,219,000 during the nine months ended September 30, 2016. The impairment loss is reflected as a component of discontinued operations on the statement of operations for the period.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $473,053 and $473,472 for the nine months ended September 30, 2017 and 2016, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

As a result of the transaction, the Company recorded a gain on debt restructuring of $41,621,150 calculated as the difference between our final ownership interest in BRHC, after conversion of debt to equity and the equity contribution of the Initial Chambers Investment within BRHC and the Company’s retention of a 3.88% ownership interest in BRHC at the date of the restructuring, and the net book value of the assets and labilities the Company transferred to BRHC.

The income and expense associated with the operating activities contributed in the BRHC Transaction are reflected as “Loss from discontinued items, net of income taxes” on our condensed statement of operations for the nine months ended September 30, 2016. The items included in “Loss from discontinued operations, net of income taxes” are as follows:

For the Nine Months Ended
September 30, 2016
Oil and gas sales	$5,539,613
Gain on settled derivatives	1,043,026
Gain (loss) on the mark-to-market of derivatives	(4,288,736)
Total revenues	2,293,903

Operating expenses:
Production expenses	1,400,639
Production taxes	568,028
General and administrative expenses	476,461
Depletion of oil and gas properties	3,114,347
Impairment of oil and gas properties	5,219,000
Accretion of discount on asset retirement obligations	16,258
Total operating expenses	10,794,733

Net operating loss	(8,500,830)

Other income (expense):
Interest expense	(1,696,544)
Total other income (expense)	(1,696,544)

Loss before provision for income taxes	(10,197,374)

Provision for income taxes	–

Net loss	$(10,197,374)

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Rights Offering and Formation of Black Ridge Acquisition Corp.

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the 431,819,910 shares of common stock to be offered in the Rights Offering that was declared effective by the SEC on August 3, 2017. As such, the Company distributed, on a pro rata basis, one Right for each share of common stock owned by shareholders at 5:00 p.m., Central Time, on August 2, 2017 (the “Record Date”). Each Right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired at 5:00 p.m., Central Time, September 8, 2017 (the “Expiration Date”).

In connection with the Rights Offering, the Company also entered into a Standby Purchase Agreement (the “Backstop Agreement”) with a consortium of investors, including members of the Company’s board of directors and our Chief Executive Officer (collectively, the “Backstop Purchasers”), who agree to purchase up to $2.9 million of the unsubscribed shares following the completion of the rights offering.

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The warrants issued to related parties fair value was estimated to be $4,179 (see Note 16). The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity. Additionally as part of Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 for participants in the Backstop Agreement. The warrants fair value was estimated to be $10,135 (see Note 16).

Subsequent to September 30, 2017, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes which may include other investments and acquisitions.

BRAC had incurred costs of $151,549 related to its initial public offering through September 30, 2017, which have been classified on the balance sheet as deferred offering costs. The deferred offering costs were reclassified to additional paid-in capital upon the successful IPO on October 4, 2017.

Note 5 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2017	2016
Prepaid insurance costs	$9,827	$43,324
Prepaid employee benefits	12,781	11,844
Prepaid office and other costs	17,512	31,724
Total prepaid expenses	$40,120	$86,892

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Investment in Black Ridge Holding Company, LLC

The investment in Black Ridge Holding Company, LLC (“BRHC”) represents our equity interest in BRHC following the debt restructuring and related activity as described in Note 3 – Debt Restructuring. We account for the investment using the cost method.

Subsequent to September 30, 2017, on October 2, 2017, BRHC was liquidated and certain assets the Company received in the liquidation were sold to the Chambers Affiliates. Between cash and receivables the Company received directly in the liquidation, and the proceeds of the sale of assets to the Chambers Affiliates, $1,083,038, representing a gain on the sale of its investment in BRHC of $1,030,185.

Note 7 – Property and Equipment

Property and equipment at September 30, 2017 and December 31, 2016, consisted of the following:

	September 30,	December 31,
	2017	2016
Property and equipment	$128,155	$140,547
Less: Accumulated depreciation and amortization	(114,901)	(112,128)
Total property and equipment, net	$13,254	$28,419

During the nine months ended September 30, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended
	September 30,
	2017	2016
Depletion of costs for evaluated oil and gas properties (1)	$–	$3,114,347
Depreciation and amortization of other property and equipment	8,291	10,848
Total depreciation, amortization and depletion	$8,291	$3,125,195

(1)Presented as a component of loss from discontinued operations, net of income taxes.

Impairment of Oil and Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded a non-cash ceiling test impairment of $5,219,000 for the nine months ended September 30, 2016. The expense associated with the impairment is presented as a component of loss from discontinued operations, net of income taxes as described in Note 3 – Debt Restructuring. The impairment charge affected our reported net income but did not reduce our cash flow.

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

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
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

2016 Divestitures

During the nine months ended September 30, 2016, we sold approximately 14 net leasehold acres of oil and gas properties for total proceeds of $94,628. No gain or loss was recorded pursuant to the sales.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
Beginning ARO	$368,089
Liabilities incurred for new wells placed in production	4,737
Accretion of discount on ARO (a component of loss from discontinued operations)	16,258
Liability relieved in debt restructuring	(389,084)
Ending ARO	$–

Note 10 – Related Party

Prior to July 1, 2016 the Company leased office space on a month to month basis where the lessor was an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $36,183 to this entity during the nine months ended September 30, 2016.

The Company sold 173,843,308 shares to officers and directors between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and issued 179,376 warrants to purchase shares of common stock at $0.01 per share to officers and directors for their participation in the Backstop Agreement.

Note 11 – Derivative Instruments

The Company was required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. The Company did not designate its derivative instruments as cash flow hedges for accounting purposes and, as such, marked its derivative instruments to fair value and recognized the realized and unrealized changes in fair value in its statements of operations under the captions “Loss on settled derivatives” and “Loss on the mark-to-market of derivatives” as a component of loss from discontinued operations.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,721,876	$–	$–
Total assets	4,721,876	–	–

Liabilities
Total liabilities	–	–	–
	$4,721,876	$–	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,269	$–	$–
Total assets	66,269	–	–

Liabilities
Total liabilities	–	–	–
	$66,269	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2017.

Note 13 – Revolving Credit Facilities and Long Term Debt

Promissory Note

On July 7, 2017 the Company entered into a $500,000 Promissory Note (the Note) issued to Cadence Bank, N.A. (Cadence) and a Security Agreement by the Company in favor of Cadence. The Note bore interest at 4.5% per annum payable monthly and was due on October 7, 2017. The Note was repaid in full on September 14, 2017. The Note was secured by the Company’s deposit account at Cadence and all of the Company’s rights, title and interests in and to the contractual rights of the Company to receive payment from Chambers Energy Management for the purchase of the Company’s interest in Black Ridge Holding Company, LLC. The Company incurred and paid $4,313 in interest on the Note and paid $4,400 in origination fees and other set up costs that are included in interest expense on the statement of operations.

Former Senior Credit Agreement

The Company, as borrower, entered into a Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30, 2015 and August 10, 2015 (as amended, the “Senior Credit Agreement”) with Cadence, as lender (the “Senior Credit Facility”). Under the terms of the Senior Credit Agreement, a senior secured revolving line of credit in the maximum aggregate principal amount of $50 million was available from time to time (i) for direct investment in oil and gas properties, (ii) for general working capital purposes, including the issuance of letters of credit, and (iii) to refinance the then existing debt under the Company’s former credit facility.

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

Former Subordinated Credit Facility

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

The following presents components of interest expense which is presented as a component of loss from discontinued operations, net of tax, on the Company’s statement of operations for the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,
	2017	2016
Accrued PIK interest	$–	$330,740
Interest and fees	8,713	1,373,023
Less interest capitalized to the full cost pool of our proved oil & gas properties	–	(7,219)
	$8,713	$1,696,544

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

As discussed in Note 4, the Company issued 431,819,910 shares of common stock for gross proceeds of $5,181,839 as part of its Rights Offering and associated Backstop Agreement. The Company incurred $130,164 in costs associated with the offering.

Note 15 –Options

Options Granted

No options were granted during the nine months ended September 30, 2017 and 2016.

The Company recognized a total of $473,053 and $473,472 of compensation expense during the nine months ended September 30, 2017 and 2016, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $549,336 as of September 30, 2017.

Options Exercised

No options were exercised during the nine months ended September 30, 2017 and 2016.

Options Forfeited

During the nine months ended September 30, 2017, 12,000 options expired. No options were forfeited during the nine months ended September 30, 2016.

Note 16 – Warrants

Warrants Granted

The Company issued 435,000 warrants to purchase shares at $0.01 per share to participants of the Backstop Agreement on September 22, 2017. The Company accounted for the warrants as an expense of the Rights Offering which resulted in a charge directly to stockholders’ equity. The Company estimated the fair value of these warrants to be approximately $10,135 (or $.0233 per warrant) using the Black-Scholes option-pricing model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 388%, (2) risk-free interest rate of 1.89% and (3) expected life of five years. No warrants were granted during the nine months ended September 30, 2016.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2017 and 2016.

During 2016, all remaining warrants either expired or were forfeited pursuant to our debt restructuring as described in Note 3- Debt Restructuring. The Company has no outstanding warrants as of September 30, 2017.

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

We currently estimate that our effective tax rate for the year ending December 31, 2017 will be 0%. Losses incurred during the period from April 9, 2011 (inception) to September 30, 2017 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2017, net deferred tax assets were $13,033,057, primarily related to net operating loss carryforwards. A valuation allowance of $13,033,057 was applied to the net deferred tax assets.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tax benefit for the nine months ended September 30, 2017 of $-0- was primarily driven by the Company’s loss before provision for income taxes and offset by the valuation allowance on the resulting deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2017.

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

Note 19 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

BRAC IPO

As discussed in Note 4, On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus its search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. BRAC was a wholly owned subsidiary of the Company prior to the IPO. Following the IPO and over-allotment option exercise, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

Dissolution of BRHC

As discussed in Note 5, the Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC on October 1, 2017, were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling to $4,645 in value, were distributed directly to the Company from BRHC.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire for our clients;
•	failure to acquire or grow new business ourselves or failure of our sponsored special purpose acquisition company to acquire a business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Back Ridge Acquisition Corp. (“BRAC”), we will be focused on BRAC’s efforts to identify a prospective target business in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

Rights Offering and BRAC IPO

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the 431,819,910 shares of common stock to be offered in the Rights Offering that was declared effective by the SEC on August 3, 2017. As such, the Company distributed, on a pro rata basis, one Right for each share of common stock owned by shareholders at 5:00 p.m., Central Time, on August 2, 2017 (the “Record Date”). Each Right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired at 5:00 p.m., Central Time, September 8, 2017 (the “Expiration Date”).

Associated with the Rights Offering the Company also entered into a Standby Purchase Agreement (the “Backstop Agreement”) with a consortium of investors, including members of the Company’s board of directors and our Chief Executive Officer (collectively, the “Backstop Purchasers”), who agreed to purchase up to $2.9 million of the unsubscribed shares following the completion of the rights offering.

On September 26, 2017, the Company finalized the Rights Offering and Backstop Agreement, and issued 431,819,910 shares raising gross proceeds of $5,181,839. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102.Additionally as part of Backstop Agreement; the Company issued 435,000 warrants to purchase its common stock at $0.01 for participants in the Backstop Agreement. We incurred $130,164 in costs associated with raising the capital in Rights Offering and Backstop Agreement which were charged directly to stockholder’s equity.

Subsequent to September 30, 2017, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, BRAC, as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes which may include other investments and acquisitions.

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

Cancelation of Management Services Agreement and Sale of BRHC Investment

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, 2017, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services through June 30, 2017.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC on October 1, 2017, were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Business

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

As the sponsor and manager of Back Ridge Acquisition Corp. (“BRAC”), we will be focused on BRAC’s efforts to identify a prospective target business in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

Operating Highlights

Following our debt restructuring, revenues from continuing operations consisted of management fees, which we began earning on June 21, 2016, the date of the restructuring. Our management services agreement with BRHC included management services fees amounting to $500,000 per quarter. Management fees earned by the Company were $-0- for the three months ended September 30, 2017 and were $1,000,000 in the nine months ended September 30, 2017. The management services agreement ended June 30, 2017.

General and administrative expenses from continuing operations were $569,207 for the three month period ended September 30, 2017 as compared to $600,017 in the three month period ended September 30, 2016.

Results of Operations for the Three Months Ended September 30, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)

Management fee income	$–	$500,000	$(500,000)
Total revenues:	–	500,000	(500,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	331,284	316,486	14,798
Stock compensation	154,069	157,824	(3,755)
Professional services	11,783	17,657	(5,874)
Other general and administrative expenses	72,071	108,050	(35,979)
Total general and administrative expenses	569,207	600,017	(30,810)
Depreciation and amortization	2,557	3,484	(927)
Total operating expenses	571,764	603,501	(31,737)

Net operating loss	(571,764)	(103,501)	(468,263)

Other income (expense)
Interest expense	(8,713)	–	(8,713)
Total other income (expense)	(8,713)	–	(8,713)

Gain (loss) before provision for income taxes	(580,477)	(103,501)	(476,976)

Provision for income taxes	–	–	–

Net income (loss)	$(580,477)	$(103,501)	$(476,976)

Management Fee Revenue

Management fees represent fees of $-0- and $500,000 for the three months ended September 30, 2017 and 2016, respectively. The management fee income earned in 2016 was through our Management Services Agreement with BRHC which ended June 30, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2017 were $331,284 compared to $316,486 for the three months ended September 30, 2016, an increase of $14,798, or 5%. Base salaries and headcount were consistent between the two periods and the increase is primarily due to increases in health insurance costs.

Stock compensation

Stock compensation expense for the three months ended September 30, 2017 was $154,069 compared to $157,824 for the three months ended September 30, 2016, a decrease of $3,755 or 2%. The decrease attributed to decreased amortization as certain prior option valuations became fully amortized and offset by options granted towards the end of 2016 which were amortized for the full 2017 period.

Professional services

General and administrative expenses related to professional services from continuing operations were $11,783 for the 2017 period compared $17,657 for the 2016 period, a decrease of $5,874 or 33%. The decrease primarily relates to decreased legal services for ongoing operations under the simplified structure of the Company.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2017 were $72,071 compared to $108,050 for three months ended September 30, 2016, a decrease of $35,979, or 33%. The decrease is attributable to decreased insurance, meals and office costs under the more simplified structure.

Depreciation

Depreciation expense for the three months ended September 30, 2017 was $2,557, compared to $3,484 for three months ended September 30, 2016.

Other income (expense)

In 2017, we incurred interest expense of $8,713 related to a $500,000 promissory note to our lender for the period from July 7 to September 14, including loan origination fees and related costs which were charged directly to interest expense.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the three months ended September 30, 2017 and 2016 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)

Management fee income	$1,000,000	$549,451	$450,549

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,006,712	985,406	21,306
Stock compensation	473,053	473,472	(419)
Professional services	108,519	117,802	(9,283)
Other general and administrative expenses	228,686	322,906	(94,220)
Total general and administrative expenses	1,816,970	1,899,586	(82,616)
Depreciation and amortization	8,291	10,848	(2,557)
Total operating expenses	1,825,261	1,910,434	(85,173)

Net operating loss	(825,261)	(1,360,983)	535,722

Other income (expense)
Gain on debt restructuring	–	41,621,150	(41,621,150)
Interest expense	(8,713)	–	(8,713)
Loss on disposal of property and equipment	(4,714)	–	(4,714)
Total other income (expense)	(13,427)	41,621,150	(41,634,577)

Gain (loss) before provision for income taxes	(838,688)	40,260,167	(41,098,855)

Provision for income taxes	–	–	–

Loss from continuing operations	(838,688)	40,260,167	(41,098,855)

Loss from discontinued operations, net of tax	–	(10,197,374)	10,197,374

Net loss	$(838,688)	$30,062,793	$(30,901,481)

Management Fee Revenue

Management fees were $1,000,000 and $549,451 for the nine months ended September 30, 2017 and 2016, respectively. Management fees for both periods were earned from our Management Services Agreement with BRHC. Management fees of $500,000 per quarter were earned through June 30, 2016 when the management services agreement was terminated. Management fees for the 2016 period were earned following completion of the BRHC transaction.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2017 were $1,006,712 compared to $985,406 for the nine months ended September 30, 2016, an increase of $21,306, or 2%. Base salaries and headcount were consistent between the two periods with the increase primarily resulting from increased health insurance costs.

Stock compensation

Stock compensation expense for the nine months ended September 30, 2017 was $473,053 compared to $473,472 for the nine months ended September 30, 2016, a decrease of $419. The decrease attributed to decreased amortization as certain prior option valuations became fully amortized and offset by options granted towards the end of 2016 which were amortized for the full 2017 period.

Professional services

General and administrative expenses for professional services were $108,519 for the 2017 period compared $117,802 for the 2016 period, a decrease of $9,283 or 8%. The decrease primarily relates to decreased accounting and legal services due to the simplified structure of the Company.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2017 were $228,686 compared to $322,906 for nine months ended September 30, 2016, a decrease of $94,220, or 29%. The decrease is attributable to decreased insurance, travel, investor relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the nine months ended September 30, 2017 was $8,291, compared to $10,848 for nine months ended September 30, 2016.

Other income (expense)

In the 2017 period we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714. Additionally, we incurred interest expense of $8,713 related to a $500,000 promissory note to our lender for the period from July 7 to September 14, including loan origination fees and related costs which were charged directly to interest expense. In the 2016 period we realized a gain on debt restructuring of $41,621,150 as the conversion of debt to equity within BRHC and our retention of a 3.88% ownership interest in BRHC exceeded the net book value of the assets and liabilities we transferred to BRHC.

Provision for Income Taxes

We had no income tax expense or benefit from continuing operations in both the nine months ended September 30, 2017 and 2016 as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Loss from discontinued operations

As part of the BRHC Transaction on June 21, 2016, the oil and gas operations and related debt were contributed to BRHC as part of a debt restructuring.

The Company has a loss of $10,197,374 during the nine months ended September 30, 2016 related to the assets and liabilities contributed to BRHC. The loss from discontinued operations of $10,197,374 in 2016 consisted of revenues of $2,293,903, including $5,539,613 of oil and gas sales and $1,043,026 of gains on settled derivatives, offset by losses of $4,288,736 related to the change in the mark-to-market valuation of derivatives. Expenses from discontinued operations in 2016 included a $5,219,000 impairment write-down on the Company’s oil and gas assets, $1,400,639 of production expenses, $568,028 of production taxes, $476,461 of general and administrative expenses directly related to the oil and gas assets and debt contributed to BRHC, $3,114,347 of depletion, $16,258 of accretion of the discount on asset retirement obligations and $1,696,544 of interest expense.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,
	2017	2016
Current Assets	$4,761,996	$153,926

Current Liabilities	$94,975	$36,561

Working Capital	$4,667,021	$117,365

As of September 30, 2017 we had positive working capital of $4,667,021.

The following table summarizes our cash flows during the nine month periods ended September 30, 2017 and 2016, respectively.

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$(246,679)	$2,944,221
Net cash provided by (used in) investing activities	2,160	(4,765,049)
Net cash provided by (used in) financing activities	4,900,126	1,650,000
Net change in cash and cash equivalents	$4,655,607	$(170,828)

Net cash used in operating activities was $246,679 and net cash provided by operating activities was $2,944,221 for the nine months ended September 30, 2017 and 2016, respectively, a period over period decrease of $3,190,900. The decrease was primarily due to cash provided from discontinued operations in the 2016 period. Cash used in operating activities of discontinued operations was $-0- and $3,829,723 for the nine months ended September 30, 2017 and 2016 respectively. Changes in operating activities of continuing operations resulted in a decrease in cash of $246,679 in the nine months ended September 30, 2017 as compared to a decrease in cash of $885,502 for the same period in the previous year, primarily driven by the lack of management fee income after the termination of the management contract with BRHC in 2017 and prior to the start of the management contract in 2016.

Net cash provided by (used in) investing activities was $2,160 and ($4,765,049) for the nine months ended September 30, 2017 and 2016, respectively, an increase of $4,767,209. In the 2017 period we received proceeds in the amount of $2,160 from the sale of fixed assets no longer needed by the Company. The majority of the 2016 investing activity related to cash used in investing activities from discontinued operations as we paid $4,858,134 for well development during the 2016 period and had proceeds of $94,628 from the sale of 14 leasehold acres.

Net cash provided by financing activities was $4,900,126 and $1.65 million for the nine months ended September 30, 2017 and 2016, respectively. During the 2017 period we received $5,051,675, net of $130,164 of offering costs, from the sale of stock in the Rights Offering and related Backstop Agreement. Additionally, we paid $151,549 in deferred offering costs related to BRAC’s IPO. All of the cash provided from financing activities in the 2016 period resulted from discontinued operation as we drew $1.65 million, net of repayments, on our credit facilities during the nine months ended September 30, 2016.

Debt Restructuring

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

Cancelation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services through June 30, 2017.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC on October 1, 2017 were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Former Senior Credit Facility

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

Former Subordinated Credit Facility

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

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2017, our balance of cash and cash equivalents was $4,721,876. Our plan for satisfying our cash requirements for the next twelve months after meeting our obligations related to our sponsorship of BRAC in its IPO (which amounted to $4,450,000), is through proceeds from the Chambers’ purchase of our interest in BRHC and through additional management service fees generated from new partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We currently have no long-term debt, but should we take on debt in the future, changes in interest rates could impact results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Company’s registered distribution of subscription rights to shareholders for the purchase of shares of common stock (the “Rights Offering”), the Company entered into a Standby Purchase Agreement (the “Backstop Agreement”) with a consortium of investors, including members of the Company’s board of directors and our Chief Executive Officer (collectively, the “Backstop Purchasers”). On September 26, 2017, the Company closed the backstop offering transaction pursuant to which the Backstop Purchasers purchased 232,008,489 shares (the “Backstop Shares”) at a purchase price of $0.012 per share for total proceeds of $2,784,102. In addition, the Backstop Purchasers received 179,376 five-year warrants to purchase shares of common stock at an exercise price of $0.01 per share (the “Backstop Warrants”) in exchange for their participation in the Backstop Agreement. The Backstop Shares and Backstop Warrants were issued to the Backstop Purchasers by the Company in a private placement transaction not involving any public offering in reliance on the exemption available under Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
4.1*	Promissory Note and Security Agreement with Cadence Bank, N.A. dated July 7, 2017
10.1	Standby Purchase Agreement dated May 23, 2017 (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 23, 2017)
10.2	Amendment to Standby Purchase Agreement dated September 22, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 26, 2017)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 7, 2017	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2017	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

