Form 10-K
period 2017-12-31
Black Ridge Oil & Gas, Inc.
filed 2018-04-12
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,366,659 as of June 30, 2017 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 479,799,900 shares outstanding of the registrant’s common stock as of April 6, 2018.

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

i

ii

PART I

ITEM 1. BUSINESS

Overview

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. (“BROG”). Our common stock is traded on the OTCQB under the trading symbol “ANFC”.

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), we will be focused on BRAC’s efforts to identify a prospective target business in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

Rights Offering and BRAC IPO

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the issuance of 431,819,910 shares of common stock in a Rights Offering that was declared effective by the SEC on August 3, 2017 (the “Rights Offering”). Pursuant to the Rights Offering, the Company distributed, on a pro rata basis, one right for each share of common stock owned by shareholders on August 2, 2017 (the “Record Date”). Each right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired on September 8, 2017 (the “Expiration Date”).

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

On September 26, 2017, the Company finalized the Rights Offering and Backstop Agreement, and issued 431,819,910 shares raising gross proceeds of $5,181,839. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally, as part of Backstop Agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 to participants in the Backstop Agreement. We incurred $130,164 in costs associated with raising the capital in Rights Offering and Backstop Agreement which were charged directly to stockholder’s equity. In October 2017, the Company used $4,450,000 of the net proceeds of the Rights Offering and Backstop Agreement to fulfill its obligation as sponsor of a special purpose acquisition company, Black Ridge Acquisition Corp., (“BRAC”), simultaneous with BRAC’s initial public offering (IPO) described below. BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. The remaining proceeds from the Rights Offering are intended to be used for general corporate purposes which may include other investments and acquisitions.

On October 10, 2017, the Company’s sponsored special purpose acquisition company, BRAC, completed an initial public offering (“IPO”) raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus its search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the initial public offering and over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and it has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, the consolidated financial statements contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our financial statements as a non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. Hereafter the term “the Company” refers to the consolidated entity including BRAC.

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

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 2, 2017, were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Business

We believe we create value through identifying and targeting acreage positions with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses. Our management team has significant access to both publicly available and proprietary business combination opportunities and has collectively bid on over $2.4 billion of opportunities with private equity sponsors since June 2015.

With the experience and connections of our personnel across a variety of onshore unconventional oil and gas plays, we believe that we are able to create value for our partners through opportunistic acquisitions development and subsequent divestitures. We believe our experience and relationships enhance our ability to identify and acquire high value prospects and manage them effectively.

As the sponsor and manager of Back Ridge Acquisition Corp. (“BRAC”), we will be focused on BRAC’s efforts to identify a prospective target business in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

Principal Agreements Affecting Our Ordinary Business

Our principal agreements for our continuing operations take the form of management service agreements, whereby our partners pay a fee to us for managing the business operations and day-to-day transactions of the business, and joint venture agreements, whereby joint ventures are funded by our partners and we are paid a fee to identify prospective oil and gas related investments for purchase and manage the day-to-day operations of those assets once purchased. Under the joint venture agreements, after certain investor hurdles are met, the Company will generally receive a share of profits in the joint venture.

Employees

We currently have 7 full time employees. We may hire additional technical or administrative personnel as appropriate. However, we do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to an annual lease agreement that commenced on July 1, 2016 and continued on a month-to-month basis beginning July 1, 2017.

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

ITEM 1A. RISK FACTORS

If we are unable to obtain the additional capital or joint venture partners that we need to implement our business plan, we may be unable to continue as a going concern.

As of December 31, 2017 our cash balance was $1,447,089. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2017, we had an estimated NOL carryforward of approximately $26.5 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

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

The Investment Company Act of 1940 (the “Investment Company Act”) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. While we believe that a reasonable investor would not conclude that engaged primarily in investing in securities based on our continued focus on acquiring, investing in, and managing oil and gas assets, the current composition of our assets, including our ownership of BRAC shares, could contribute to a conclusion that we meet the threshold definition of an investment company. While the Investment Company Act also has several exclusions and exceptions that we would seek to rely upon to avoid being deemed an investment company, our reliance on any such exclusions or exceptions may be misplaced resulting in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the Investment Company Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission.

If we are be deemed to be an investment company under the Investment Company Act, Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer's total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Act) having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the Company becomes an inadvertent investment company, and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then we will be required to register as an investment company with the SEC.

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

Risks in Connection with Sponsorship BRAC

Our officers and directors will allocate a portion of their time to BRAC which could cause conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to effectuate our operational business plan.

Our officers and directors are officers and/or directors BRAC and as a result may not be able to commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. The foregoing could have a negative impact on our ability to effectuate our operational business plan.

Our officers and directors may have a conflict of interest in determining whether a particular target business for BRAC is appropriate for a business combination.

Each of our officers and directors is an officer and/or director of BRAC. As described elsewhere in this annual report, an oil and gas company that pursues asset acquisitions in the energy industry, the same industry within which BRAC will focus its search for a target business. However, we will continue to focus on acquiring assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them, whereas BRAC intends to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company. Accordingly, our management team does not believe that there will be a meaningful conflict between us and BRAC in relation to consummating a business combination. Nevertheless, we cannot assure you of this fact and it is possible that a suitable business opportunity could be presented to BRAC prior to its presentation to our company.

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

As of December 31, 2017, we had options for 7,093,800 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 3,763,500 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

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

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144,or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could hinder our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Risks Related to BRAC and its Common Stock

BRAC is a recently formed company with no operating history and no revenues, and its investors have no basis on which to evaluate BRAC’s ability to achieve BRAC’s business objective.

BRAC is a newly formed company with no operating results to date. Therefore, BRAC’s ability to commence operations is dependent upon completing a business combination. Since BRAC does not have an operating history, its investors will have no basis upon which to evaluate BRAC’s ability to achieve BRAC’s business objective, which is to acquire an operating business. BRAC will not generate any revenues until, at the earliest, after the consummation of a business combination.

If BRAC is unable to consummate a business combination, BRAC’s public stockholders may be forced to wait more than 21 months from the completion of BRAC’s IPO (July 10, 2019) before receiving distributions from the trust account.

BRAC has until July 10, 2019 to complete a business combination. BRAC has no obligation to return funds to investors prior to such date unless BRAC consummates a business combination prior thereto and only then in cases where its investors have sought to convert or sell their shares to BRAC. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if BRAC is unable to complete a business combination. Accordingly, BRAC’s investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

BRAC’s public stockholders may not be afforded an opportunity to vote on BRAC’s proposed business combination, which means BRAC may complete BRAC’s initial business combination even if a majority of BRAC’s public stockholders do not support such a combination.

BRAC will either (1) seek stockholder approval of BRAC’s initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), or (2) provide BRAC’s public stockholders with the opportunity to sell their shares to BRAC by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of franchise and income taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that BRAC will consummate BRAC’s initial business combination even if holders of a majority of BRAC’s public shares do not approve of the business combination BRAC consummates. The decision as to whether BRAC will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to BRAC in a tender offer will be made by us, solely in BRAC’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require BRAC to seek stockholder approval. For instance, NASDAQ rules currently allow BRAC to engage in a tender offer in lieu of a stockholder meeting but would still require BRAC to obtain stockholder approval if BRAC were seeking to issue more than 20% of BRAC’s outstanding shares to a target business as consideration in any business combination. Therefore, if BRAC were structuring a business combination that required BRAC to issue more than 20% of BRAC’s outstanding shares, BRAC would seek stockholder approval of such business combination instead of conducting a tender offer.

Because of BRAC’s structure, other companies may have a competitive advantage and BRAC may not be able to consummate an attractive business combination.

BRAC expects to encounter intense competition from entities other than blank check companies having a business objective similar to BRAC’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than BRAC does and BRAC’s financial resources will be relatively limited when contrasted with those of many of these competitors. While BRAC believes that there are numerous potential target businesses that BRAC could acquire with the net proceeds of this offering, BRAC’s ability to compete in acquiring certain sizable target businesses will be limited by BRAC’s available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, BROG, as BRAC’s sponsor, is an oil and gas company that pursues distressed asset acquisitions in the energy industry, the same industry within which BRAC intends to focus its search for a target business. While BROG intends to acquire assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them (as opposed to BRAC’s intent to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company), it is not limited to this type of acquisition and BRAC therefore could nevertheless be subject to competition for acquisitions with BROG and its other interests. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, BRAC’s outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place BRAC at a competitive disadvantage in successfully negotiating a business combination.

The ability of BRAC’s stockholders to exercise their conversion rights or sell their shares to BRAC in a tender offer may not allow BRAC to effectuate the most desirable business combination or optimize BRAC’s capital structure.

If BRAC’s business combination requires BRAC to use substantially all of its cash to pay the purchase price, because it will not know how many stockholders may exercise conversion rights or seek to sell their shares to it in a tender offer, it may either need to reserve part of the trust account for possible payment upon such conversion, or it may need to arrange third party financing to help fund its business combination. In the event that the acquisition involves the issuance of its stock as consideration, BRAC may be required to issue a higher percentage of its stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit BRAC’s ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, BRAC will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, BRAC will offer each public stockholder (but not BROG, as BRAC’s sponsor, or BROG’s officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of BRAC’s proposed business combination may make it more likely that BRAC will consummate a business combination.

The ability of BRAC’s public stockholders to exercise redemption rights with respect to a large number of BRAC’s shares could increase the probability that BRAC’s initial business combination is not consummated and that its investors would have to wait for liquidation in order to redeem their stock.

If the definitive agreement for BRAC’s business combination requires it to use a portion of the cash in the trust account to pay the purchase price, or requires it to have a minimum amount of cash at closing, the probability that BRAC’s initial business combination would not be consummated is increased. If BRAC’s initial business combination is not consummated, its investors would not receive their pro rata portion of the trust account until BRAC liquidates the trust account in connection with BRAC’s liquidation. If its investors are in need of immediate liquidity, its investors could attempt to sell their stock in the open market; however, at such time BRAC’s stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, its investors may suffer a material loss on their investment or lose the benefit of funds expected in connection with BRAC’s redemption until BRAC liquidates or its investors are able to sell their stock in the open market.

The requirement that BRAC complete its initial business combination within the prescribed time frame may give potential target businesses leverage over BRAC in negotiating a business combination and may decrease its ability to conduct due diligence on potential business combination targets as BRAC approaches its dissolution deadline, which could undermine its ability to complete its business combination on terms that would produce value for its stockholders.

Any potential target business with which BRAC enters into negotiations concerning a business combination will be aware that BRAC must complete its initial business combination by July 10, 2019. Consequently, such target business may obtain leverage over BRAC in negotiating a business combination, knowing that if BRAC does not complete its initial business combination with that particular target business, BRAC may be unable to complete its initial business combination with any target business. This risk will increase as BRAC get closer to the timeframe described above. In addition, BRAC may have limited time to conduct due diligence and may enter into its initial business combination on terms that it would have rejected upon a more comprehensive investigation.

BRAC may not obtain a fairness opinion with respect to the target business that BRAC seeks to acquire and therefore its investors may be relying solely on the judgment of BRAC’s board of directors in approving a proposed business combination.

BRAC will only be required to obtain a fairness opinion with respect to the target business that it seeks to acquire if it is an entity that is affiliated with any of BRAC’s officers, directors or BROG as its sponsor. In all other instances, BRAC will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of BRAC’s board of directors in approving a proposed business combination.

BRAC may not be able to complete its initial business combination within the prescribed time frame, in which case BRAC would cease all operations except for the purpose of winding up and BRAC would redeem its public shares and liquidate.

BROG, as BRAC’s sponsor, and BROG’s executive officers and directors have agreed that BRAC must complete its initial business combination by July 10, 2019. If BRAC has not completed BRAC’s initial business combination by July 10, 2019, BRAC will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of franchise and income taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of BRAC’s remaining stockholders and BRAC’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to BRAC’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the net proceeds of BRAC’s initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund BRAC’s search for a target business or businesses and complete its initial business combination and BRAC will depend on loans from its sponsor or management team to fund its search, to pay its income taxes and to complete its business combination.

Of the net proceeds of BRAC’s initial public offering, only approximately $428,000 (as of December 31, 2017) is available to BRAC outside the trust account to fund its working capital requirements. If BRAC is required to seek additional capital, it would need to borrow funds from its sponsor, management team or other third parties to operate or may be forced to liquidate. Neither BROG, as BRAC’s sponsor, or members of BRAC’s management team nor any of their affiliates is under any obligation to advance funds to it in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to BRAC upon completion of its initial business combination. If BRAC is unable to complete its initial business combination because BRAC does not have sufficient funds available to it, BRAC will be forced to cease operations and liquidate the trust account. Consequently, BRAC’s public stockholders may only receive, without taking into account, interest, if any, earned on the trust account, approximately $10.05 per share on BRAC’s redemption of its public shares, and BRAC’s warrants will expire worthless.

Since BRAC has not yet selected a particular industry or target business with which to complete a business combination, BRAC is unable to currently ascertain the merits or risks of the industry or business in which BRAC may ultimately operate.

Although BRAC intend to focus BRAC’s search for target businesses on companies in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America where BRAC’s management team’s networks and experience are suited, BRAC may consummate a business combination with a company in any industry BRAC chooses and are not limited to any particular industry or type of business. Accordingly, there is no current basis for its investors to evaluate the possible merits or risks of the particular industry in which BRAC may ultimately operate or the target business which BRAC may ultimately acquire. To the extent BRAC completes a business combination with a financially unstable company or an entity in its development stage, BRAC may be affected by numerous risks inherent in the business operations of those entities. If BRAC completes a business combination with an entity in an industry characterized by a high level of risk, BRAC may be affected by the currently unascertainable risks of that industry. Although BRAC’s management will endeavor to evaluate the risks inherent in a particular industry or target business, BRAC cannot assure its investors that BRAC will properly ascertain or assess all of the significant risk factors. BRAC also cannot assure its investors that an investment in BRAC’s units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

BRAC may seek acquisition opportunities in industries or sectors outside the energy sector, which may or may not be outside of BRAC’s management’s area of expertise.

BRAC will consider an initial business combination outside the energy sector (which sectors may or may not be outside BRAC’s management’s areas of expertise) if a business combination candidate is presented to it and BRAC determines that such candidate offers an acquisition opportunity for BRAC’s company. Although BRAC’s management will endeavor to evaluate the risks inherent in any particular business combination candidate, BRAC cannot assure its investors that BRAC will adequately ascertain or assess all of the significant risk factors. BRAC also cannot assure its investors that an investment in BRAC’s securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event BRAC elects to pursue an acquisition outside of the areas of BRAC’s management’s expertise, BRAC’s management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of BRAC’s management’s expertise would not be relevant to an understanding of the business that BRAC elects to acquire.

Although BRAC identified general criteria and guidelines that BRAC believes are important in evaluating prospective target businesses, BRAC may enter into BRAC’s initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which BRAC enter into BRAC’s initial business combination may not have attributes entirely consistent with BRAC’s general criteria and guidelines.

Although BRAC has identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which BRAC enters into BRAC’s initial business combination will not have all of these positive attributes. If BRAC completes BRAC’s initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of BRAC’s general criteria and guidelines. In addition, if BRAC announces a prospective business combination with a target that does not meet BRAC’s general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for it to meet any closing condition with a target business that requires it to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or BRAC decides to obtain stockholder approval for business or other legal reasons, it may be more difficult for it to attain stockholder approval of BRAC’s initial business combination if the target business does not meet BRAC’s general criteria and guidelines. If BRAC is unable to complete BRAC’s initial business combination, BRAC’s public stockholders may receive, without taking into account, interest, if any, earned on the trust account, only approximately $10.05 per share on the liquidation of BRAC’s trust account and BRAC’s warrants will expire worthless.

BRAC may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent BRAC complete BRAC’s initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, BRAC may be affected by numerous risks inherent in the operations of the business with which BRAC combines. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although BRAC’s executive officers and directors will endeavor to evaluate the risks inherent in a particular target business, BRAC may not be able to properly ascertain or assess all of the significant risk factors and BRAC may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of BRAC’s control and leave it with no ability to control or reduce the chances that those risks will adversely impact a target business.

BRAC may issue shares of BRAC’s capital stock or debt securities to complete a business combination, which would reduce the equity interest of BRAC’s stockholders and likely cause a change in control of BRAC’s ownership.

BRAC’s amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of BRAC’s shareholders;
•	may subordinate the rights of holders of shares of common stock if BRAC issues shares of preferred stock with rights senior to those afforded to BRAC’s shares of common stock;
•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, BRAC’s ability to use BRAC’s net operating loss carry forwards, if any, and could result in the resignation or removal of BRAC’s present officers and directors; and
•	may adversely affect prevailing market prices for BRAC’s shares of common stock.

Similarly, if BRAC issues debt securities, it could result in:

•	default and foreclosure on BRAC’s assets if BRAC’s operating revenues after a business combination are insufficient to repay BRAC’s debt obligations;
•	acceleration of BRAC’s obligations to repay the indebtedness even if BRAC makes all principal and interest payments when due if BRAC breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	BRAC’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	BRAC’s inability to obtain necessary additional financing if the debt security contains covenants restricting BRAC’s ability to obtain such financing while the debt security is outstanding.

If BRAC incur indebtedness, BRAC’s lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, BRAC may fail to consummate the business combination for any number of reasons including those beyond BRAC’s control. Any such event will result in a loss to BRAC of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

BRAC is dependent upon BRAC’s executive officers and directors and their departure could adversely affect BRAC’s ability to operate.

BRAC’s operations are dependent upon a relatively small group of individuals and, in particular, Kenneth DeCubellis and BRAC’s other executive officers and directors. BRAC believes that BRAC’s success depends on the continued service of BRAC’s executive officers and directors, at least until BRAC has completed BRAC’s business combination. In addition, BRAC’s executive officers and directors are not required to commit any specified amount of time to BRAC’s affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. BRAC does not have key-man insurance on the life of any of BRAC’s directors or executive officers. The unexpected loss of the services of one or more of BRAC’s directors or executive officers could have a detrimental effect on us.

BRAC’s ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of BRAC’s key personnel, some of whom may join it following a business combination. While BRAC intends to closely scrutinize any individuals BRAC engages after a business combination, BRAC cannot assure its investors that BRAC’s assessment of these individuals will prove to be correct.

BRAC’s ability to successfully effect a business combination is dependent upon the efforts of BRAC’s key personnel. BRAC believe that BRAC’s success depends on the continued service of BRAC’s key personnel, at least until BRAC has consummated BRAC’s initial business combination. BRAC cannot assure its investors that any of BRAC’s key personnel will remain with it for the immediate or foreseeable future. In addition, none of BRAC’s officers are required to commit any specified amount of time to BRAC’s affairs and, accordingly, BRAC’s officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. BRAC does not have employment agreements with, or key-man insurance on the life of, any of BRAC’s officers. The unexpected loss of the services of BRAC’s key personnel could have a detrimental effect on us.

The role of BRAC’s key personnel after a business combination, however, cannot presently be ascertained. Although some of BRAC’s key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While BRAC intends to closely scrutinize any individuals BRAC engages after a business combination, BRAC cannot assure its investors that BRAC’s assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause it to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect BRAC’s operations.

BRAC’s officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business BRAC may seek to acquire.

BRAC may consummate a business combination with a target business in any geographic location or industry BRAC chooses. BRAC cannot assure its investors that BRAC’s officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

None of BRAC’s executive officers or directors has ever been associated with a special purpose acquisition corporation and such lack of experience could adversely affect BRAC’s ability to consummate a business combination.

None of BRAC’s executive officers or directors has ever been associated with a special purpose acquisition corporation. BRAC’s management’s lack of experience in operating a special purpose acquisition corporation could adversely affect BRAC’s ability to consummate a business combination and could result in BRAC’s not completing a business combination in the prescribed time frame.

BRAC’s key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

BRAC’s key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or BRAC’s securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

BRAC may have a limited ability to assess the management of a prospective target business and, as a result, may effect BRAC’s initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting BRAC’s initial business combination with a prospective target business, BRAC’s ability to assess the target business’s management may be limited due to a lack of time, resources or information. BRAC’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities BRAC suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by BRAC’s executive officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of BRAC’s initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of BRAC’s post-combination business. The role of an acquisition candidate’s key personnel upon the completion of BRAC’s initial business combination cannot be ascertained at this time. Although BRAC contemplates that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following BRAC’s initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

BRAC may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with BRAC’s executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of BROG, as BRAC’s sponsor, and BROG’s executive officers and directors with other entities, BRAC may decide to acquire one or more businesses affiliated with BROG or its executive officers and directors. BRAC’s directors also serve as officers and board members for other entities. Such entities may compete with it for business combination opportunities. Although BRAC is not specifically focusing on, or targeting, any transaction with any affiliated entities, BRAC could pursue such a transaction if BRAC determined that such affiliated entity met BRAC’s criteria for a business combination and such transaction was approved by a majority of BRAC’s disinterested directors. Despite BRAC’s agreement to obtain an opinion from an independent accounting firm or independent investment banking firm regarding the fairness to BRAC’s company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with BRAC’s executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to BRAC’s public stockholders as they would be absent any conflicts of interest.

BRAC may only be able to complete one business combination with the proceeds of BRAC’s initial public offering, which will cause it to be solely dependent on a single business which may have a limited number of products or services.

It is likely BRAC will consummate a business combination with a single target business, although BRAC has the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, BRAC’s lack of diversification may subject it to numerous economic, competitive and regulatory developments. Further, BRAC would not be able to diversify BRAC’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for BRAC’s success may be:

•	solely dependent upon the performance of a single business, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject it to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which BRAC may operate subsequent to a business combination.

Alternatively, if BRAC determines to simultaneously acquire several businesses and such businesses are owned by different sellers, BRAC will need for each of such sellers to agree that BRAC’s purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay BRAC’s ability, to complete the business combination. With multiple business combinations, BRAC could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If BRAC is unable to adequately address these risks, it could negatively impact BRAC’s profitability and results of operations.

BRAC may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder BRAC’s ability to complete BRAC’s business combination and give rise to increased costs and risks that could negatively impact BRAC’s operations and profitability.

If BRAC determines to simultaneously acquire several businesses that are owned by different sellers, BRAC will need for each of such sellers to agree that BRAC’s purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay BRAC’s ability, to complete BRAC’s initial business combination. With multiple business combinations, BRAC could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If BRAC is unable to adequately address these risks, it could negatively impact BRAC’s profitability and results of operations.

If BRAC’s security holders exercise their registration rights, it may have an adverse effect on the market price of BRAC’s shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

BRAC’s sponsor is entitled to make a demand that BRAC register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private units and any units BRAC’s sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to it are entitled to demand that BRAC register the resale of the private units and any other units BRAC issues to them (and the underlying securities) commencing at any time after BRAC consummates an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of BRAC’s securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with it or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for BRAC’s shares of common stock.

EarlyBirdCapital may have a conflict of interest in rendering services to it in connection with BRAC’s initial business combination.

BRAC has engaged EarlyBirdCapital to assist it in connection with BRAC’s initial business combination. BRAC will pay EarlyBirdCapital a cash fee of $4,830,000 for such services upon the consummation of BRAC’s initial business combination. This financial interest may result in EarlyBirdCapital having a conflict of interest when providing the services to it in connection with an initial business combination.

Because BRAC must furnish BRAC’s stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, BRAC will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. BRAC will include the same financial statement disclosure in connection with any tender offer documents BRAC use, whether or not they are required under the tender offer rules. Additionally, to the extent BRAC furnishes BRAC’s stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses BRAC may acquire.

BRAC is an emerging growth company within the meaning of the Securities Act, and if BRAC takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make BRAC’s securities less attractive to investors and may make it more difficult to compare BRAC’s performance with other public companies.

BRAC is an “emerging growth company,” as defined in the JOBS Act. BRAC will remain an “emerging growth company” for up to five years. However, if BRAC’s non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of BRAC’s shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, BRAC would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, BRAC is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, BRAC has reduced disclosure obligations regarding executive compensation in BRAC’s periodic reports and proxy statements and BRAC is exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, BRAC has elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, BRAC’s financial statements may not be comparable to companies that comply with public company effective dates. BRAC cannot predict if investors will find BRAC’s shares of common stock less attractive because BRAC may rely on these provisions. If some investors find BRAC’s shares of common stock less attractive as a result, there may be a less active trading market for BRAC’s shares and BRAC’s share price may be more volatile.

Provisions in BRAC’s amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for BRAC’s common stock and could entrench management.

BRAC’s amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. BRAC’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since BRAC’s “staggered board” may prevent BRAC’s stockholders from replacing a majority of BRAC’s board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, BRAC’s board of directors has the ability to designate the terms of and issue new series of preferred stock.

BRAC is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for BRAC’s securities.

If BRAC effects a business combination with a company located outside of the United States, BRAC would be subject to a variety of additional risks that may negatively impact BRAC’s operations.

BRAC may effect a business combination with a company located outside of the United States. If BRAC did, BRAC would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

BRAC cannot assure its investors that BRAC would be able to adequately address these additional risks. If BRAC were unable to do so, BRAC’s operations might suffer.

If BRAC effects a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of BRAC’s material agreements and BRAC may not be able to enforce BRAC’s legal rights.

If BRAC effects a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. BRAC cannot assure its investors that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of BRAC’s future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if BRAC acquires a company located outside of the United States, it is likely that substantially all of BRAC’s assets would be located outside of the United States and some of BRAC’s officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon BRAC’s directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of BRAC’s directors and officers under federal securities laws.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect BRAC’s business, investments and results of operations.

BRAC is subject to laws and regulations enacted by national, regional and local governments. In particular, BRAC will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on BRAC’s business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on BRAC’s business and results of operations.

BRAC’s amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit BRAC’s stockholders’ ability to obtain a favorable judicial forum for disputes with it or BRAC’s directors, officers, employees or stockholders.

BRAC’s amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in BRAC’s name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of BRAC’s capital stock shall be deemed to have notice of and consented to the forum provisions in BRAC’s amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of BRAC’s directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in BRAC’s amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, BRAC may incur additional costs associated with resolving such action in other jurisdictions, which could harm BRAC’s business, operating results and financial condition.

If BRAC consummates a business combination with a target business in the energy industry, BRAC would be subject to the risks attendant to such industry.

If BRAC is successful in consummating a business combination with a target business in the energy industry, BRAC would be subject to all of the risks attendant to such industry, including, among others:

•	fluctuations in energy prices causing a reduction in the demand or profitability of the products or services BRAC may ultimately produce or offer;
•	fluctuations in energy prices causing a reduction in the demand or profitability of the products or services BRAC may ultimately produce or offer;
•	changes in technology rendering BRAC’s products or services obsolete following a business combination;
•	increasing governmental regulation; and
•	failure to comply with governmental regulations resulting in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to an annual lease agreement that commenced on July 1, 2016 and continued on a month-to-month basis beginning July 1, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTCQB under the symbol “ANFC.” The range of high and low bid information for each fiscal quarter during 2017 and 2016 are set forth below:

	Sales Price
	High	Low
Year Ended December 31, 2017
First Quarter	$0.0725	$0.0161
Second Quarter	$0.0498	$0.0122
Third Quarter	$0.0550	$0.0121
Fourth Quarter	$0.0554	$0.0179

Year Ended December 31, 2016
First Quarter	$0.1500	$0.0380
Second Quarter	$0.1500	$0.0200
Third Quarter	$0.0930	$0.0350
Fourth Quarter	$0.0700	$0.0195

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions. The closing price of our common stock on the OTCQB on April 6, 2018 was $0.0320 per share.

As of April 6, 2018, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of April 6, 2018, there were 479,799,900 shares of common stock outstanding on record.

Dividends

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

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the 2012 Plan) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2017:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
7,093,800	$0.42	346,200

For the fiscal years ended December 31, 2017 and 2016, we issued a total of -0- and 100,000 stock options, respectively, pursuant to the 2012 Plan. There were 49,700 and 12,000 options cancelled during the years ended December 31, 2017 and 2016, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (“the 2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 3,813,500 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2017:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
3,763,500	$0.04	50,000

For the fiscal years ended December 31, 2017 and 2016, we issued a total of -0- and 3,813,500 stock options, respectively, pursuant to our 2016 Plan. There were 50,000 and -0- options cancelled under the 2016 Plan during the years ended December 31, 2017 and 2016, respectively.

Warrants

We issued warrants to purchase 435,000 and -0- shares of registered or unregistered common stock for the fiscal years ended December 31, 2017 and 2016, respectively. There were -0- and 8,548,375 warrants forfeited or expired during the years ended December 31, 2017 and 2016, respectively. A total of 435,000 warrants are outstanding as of December 31, 2017.

Unregistered Issuance of Equity Securities

In connection with the Company’s registered distribution of subscription rights to shareholders for the purchase of shares of common stock (the “Rights Offering”), the Company entered into a Standby Purchase Agreement (the “Backstop Agreement”) with a consortium of investors, including members of the Company’s board of directors and our Chief Executive Officer (collectively, the “Backstop Purchasers”). On September 26, 2017, the Company closed the backstop offering transaction pursuant to which the Backstop Purchasers purchased 232,008,489 shares (the “Backstop Shares”) at a purchase price of $0.012 per share for total proceeds of $2,784,102. In addition, the Backstop Purchasers received 435,000 five-year warrants to purchase shares of common stock at an exercise price of $0.01 per share (the “Backstop Warrants”) in exchange for their participation in the Backstop Agreement. The Backstop Shares and Backstop Warrants were issued to the Backstop Purchasers by the Company in a private placement transaction not involving any public offering in reliance on the exemption available under Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Company filed a registration statement on Form S-1 with the SEC to register the resale of the Backstop Shares and the shares underlying the Backstop Warrants (the “Resale Registration Statement”) which was declared effective by the SEC on February 9, 2018.

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), we will be focused on BRAC’s efforts to identify a prospective target business in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America.

Rights Offering and BRAC IPO

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the issuance of 431,819,910 shares of common stock in the Rights Offering that was declared effective by the SEC on August 3, 2017. Pursuant to the Rights Offering, the Company distributed, on a pro rata basis, one right for each share of common stock owned by shareholders on August 2, 2017 (the “Record Date”). Each right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired on September 8, 2017 (the “Expiration Date”).

Associated with the Rights Offering the Company also entered into the Backstop Agreement with the Backstop Purchasers, who agreed to purchase up to $2.9 million of the unsubscribed shares following the completion of the rights offering.

On September 26, 2017, the Company finalized the Rights Offering and Backstop Agreement, and issued 431,819,910 shares raising gross proceeds of $5,181,839. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally as part of Backstop Agreement; the Company issued 435,000 warrants to purchase its common stock at $0.01 for participants in the Backstop Agreement. We incurred $130,164 in costs associated with raising the capital in Rights Offering and Backstop Agreement which were charged directly to stockholder’s equity.

On September 10, 2017 the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, BRAC, as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes which may include other investments and acquisitions.

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and it has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, the financial statements contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected as a non-controlling interest. All significant inter-company transactions have been eliminated.

Going Concern Uncertainty

As of December 31, 2017 our cash balance was $1,477,089. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand and BRAC management fee income would be insufficient to cover our current cash needs over the next year.

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

Cancellation of Management Services Agreement and Sale of BRHC Assets

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

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 1, 2017, were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Overview of 2017 results

Our 2017 results were largely dominated by the transition from managing the BRHC assets to managing BRAC. We earned $1,000,000 in management fees through June 30, 2017 from BRHC at which time our attention was refocused to readying BRAC for its IPO on October 10, 2017 and thereafter managing BRAC and commencing our search for potential business combination candidates for BRAC.

General and administrative expenses remained relatively consistent throughout 2017, driven primarily by salaries and benefits amounting to $1,321,995, with a decrease toward the end of 2017 due to a decrease of one employee.

The sale of our BRHC investment was major contributor to our 2017 results, with a gain of $1,030,145 from the proceeds as discussed above.

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

Results of Operations for the Years Ended December 31, 2017 and 2016.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016

Management fee income	$1,000,000	$1,049,451

Operating expenses:
General and administrative:
Salaries and benefits	1,321,995	1,324,569
Stock compensation	574,851	626,602
Professional services	176,155	152,413
Other general and administrative	368,647	409,568
Total general and administrative	2,441,648	2,513,152
Depreciation and amortization	10,848	14,271
Total operating expenses:	2,452,496	2,527,423

Net operating loss	(1,452,496)	(1,477,972)

Other income:
Gain on debt restructuring	–	41,621,150
Loss on sale of property and equipment	(4,714)	–
Interest expense	(8,713)	–
Interest income	355,338	–
Unrealized loss on marketable securities held in trust	(64,985)	–
Gain on sale of investment in Black Ridge Holding Company	1,030,145	–
Total other income	1,307,071	41,621,150

Income (loss) before provision for income taxes	(145,425)	40,143,178

Provision for income taxes	(67,044)	–

Income (loss) from continuing operations, net of income taxes	(212,469)	40,143,178

Loss from discontinued operations, net of income taxes	–	(10,197,374)

Net income (loss)	$(212,469)	$29,945,804
Less: Net income attributable to redeemable non-controlling interest	(180,060)	–

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(392,529)	$29,945,804

Management Fee Revenue

Management fees represent fees of $1,000,000 that were from BRHC prior to the cancellation of the BRHC Management Services Agreement effective June 30, 2017. Management fees in 2016 represent fees of $1,049,451 earned for the period from the completion of the BRHC transaction on June 21, 2016 through December 31, 2016.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the year ended December 31, 2017 were $1,321,995 compared to $1,324,569 for the year ended December 31, 2016, a decrease of $2,574. The decrease in salaries and benefits was primarily due to a headcount decrease towards the latter part of 2017 offset by increased health benefit costs. There were no base salary increases in 2017 or 2016.

Stock compensation

Stock compensation expense for the year ended December 31, 2017 was $574,851 compared to $626,602 for year ended December, 2016, a decrease of $51,751 or 8%. The decrease was attributed to options issued in previous years reaching the end of their amortization period, partially offset by a full year of amortization in 2017 for options issued towards the end of 2016.

Professional services

General and administrative expenses related to professional services from continuing operations were $176,155 for 2017 compared $152,413 for 2016, an increase of $23,742. The increase primarily relates to increased accounting and legal services in 2017 due to maintaining two public companies in the last three months of 2017.

Other general and administrative expenses

Other general and administrative expenses for the year ended December 31, 2017 were $368,647 compared to $409,568 for year ended December 31, 2016, a decrease of $40,921, or 10%. The decrease is attributable to decreased insurance, software fees and maintenance costs, travel, public relations and office costs under the more simplified structure subsequent to the debt restructuring.

Depreciation

Depreciation expense for the year ended December 31, 2017 was $10,848, compared to $14,271 for year ended December 31, 2016, the decrease attributable to certain equipment becoming fully amortized.

Other income and expense

Gain on debt restructuring

The gain on debt restructuring of $41,621,150 in 2016 represents the difference between the net book value of the assets and liabilities transferred to BRHC, less our equity interest in BRHC following the debt restructuring.

Loss on sale of property and equipment

The loss on sale of property and equipment in 2017 relates to the sale of equipment used for trade shows with a basis of $6,874 for net proceeds of $2,160, resulting in a loss of $4,714.

Interest expense

Interest expense in 2017 was $8,713 related to $500,000 promissory note to our lender for the period from July 7 to September 14, including loan origination fees and related costs charged directly to interest expense.

Interest income

Interest income in 2017 was $355,388 representing interest income on the restricted cash and marketable securities in the trust fund of BRAC. We had no interest income in 2016.

Unrealized loss on marketable securities

The Unrealized loss on marketable securities in 2017 was $64,985 representing fluctuations on the mark-to-market value of the marketable securities held in the trust fund of BRAC. We had no unrealized gain or loss in 2016

Provision for Income Taxes

We had $67,044 of tax expense for the year ended December 31, 2017 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense in 2016 as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

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

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2017 and 2016.

	December 31,
	2017	2016
Current Assets	$1,566,195	$153,926

Current Liabilities	$186,677	$36,561

Working Capital	$1,379,518	$117,365

As of December 31, 2017 we had positive working capital of $1,379,518.

The following table summarizes our cash flows during the years ended December 31, 2017 and 2016, respectively.

	Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(792,276)	$2,953,124
Net cash used in investing activities	(137,606,453)	(4,765,049)
Net cash provided by financing activities	139,809,549	1,650,000

Net change in cash and cash equivalents	$1,410,820	$(161,925)

Net cash used in operating activities was $792,276 and net cash provided by operating activities was $2,953,124 for the years ended December 31, 2017 and 2016, respectively, a year over year decrease of $3,745,400. The decrease was primarily due to cash provided from operating activities of discontinued operations in 2016. Cash provided from operating activities of discontinued operations was $-0- and $3,827,209, for the years ended December 31, 2017 and 2016, respectively. Changes in operating activities of continuing operation resulted in decreases in cash of $792,276 and $874,085 in 2017 and 2016, respectively, the difference of $81,809 driven by decreased cash related general and administrative expenses under the more simplified structure of the Company following the debt restructuring. Cash generated from management fee income was relatively similar between the years, decreasing $49,451 from $1,049,451 in 2016 to $1,000,000 in 2017.

Net cash used in investing activities was $137,606,453 and $4,765,049 for the years ended December 31, 2017 and 2016, respectively, an increase of $132,841,404. In 2017, we deposited $138,690,000 in a restricted trust account to be held for potential redeeming IPO shareholders in BRAC’s IPO offset by the receipt of cash proceeds of $1,081,387 from the sale of our interest in Black Ridge Holding Company, LLC. Nearly all of our investing activity in 2016 was derived from discontinued operations. We paid $4,858,134 for well development and sold 14 net leasehold acres for proceeds of $94,628 during the 2016. In the year ended December 31, 2016 we purchased equipment for $1,543.

Net cash provided from financing activities was $139,809,549 and $1,650,000 for the years ended December 31, 2017 and 2016, respectively. In 2017, we received $134,757,874, net of offering costs, from BRAC’s IPO and we received $5,051,675, net of $130,164 of offering costs, from the sale of stock in the Rights Offering and related Backstop Agreement. In 2017, the Company borrowed, and subsequently repaid, $500,000 under a promissory note. All of the cash provided from financing activities in the 2016 period was related to discontinued operations as we drew $1.65 million, net of repayments, on our credit facilities.

Debt Restructuring

As described above, on March 29, 2016 the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was formed by the Company to contribute and assign to BRHC all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under the credit agreement between the Company, as borrower, and affiliates (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) of Chambers Energy Management, LP (“Chambers”), as administrative agent (the “Chambers Credit Facility”), and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, the Chambers Affiliates entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending September 30, 2015. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was consummated. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

Cancellation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, BRAC were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, BRAC were paid for our management services through June 30, 2017.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of Black Ridge Holding Company, LLC (“BRHC”) agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 1, 2017 were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

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

As part of the debt restructuring outlined in Note 4 – Debt Restructuring, the Company transferred the obligation with a balance outstanding of $29,400,000 under the Senior Credit Facility to BRHC.

Former Subordinated Credit Facility

The Company, as borrower, entered into a Second Lien Credit Agreement dated August 8, 2013 and amendments thereto dated December 13, 2013, March 24, 2014, April 21, 2014, September 11, 2014, March 30,  015, and August 10, 2015 (as amended, the “Subordinated Credit Agreement”) by and among the Company, as borrower, Chambers Energy Management, LP, as administrative agent (“Chambers”), and the several other lenders named therein (the “Subordinated Credit Facility”). Under the Subordinated Credit Facility, term loans in the aggregate principal amount of up to $75 million were available from time to time (i) to repay the Previous Credit Facility, (ii) for fees and closing costs in connection with both the Senior Credit Facility and the Subordinated Credit Facility (together, the “Credit Facilities”), and (iii) general corporate purposes.

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through June 21, 2016. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of June 21, 2016. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 4- Debt Restructuring on June 21, 2016.

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

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2017, our balance of cash and cash equivalents was $1,477,089. Our plan for satisfying our cash requirements for the next twelve months is through the fees earned through our management agreement with BRAC, additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

Effects of inflation and pricing

We do not expect any significant effects from inflation and pricing.

Contractual obligations and commitments

We have no significant obligations and commitments as of December 31, 2017 to make future payments under contracts.

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

Significant changes in the number of employees

As of December 31, 2017, we had seven employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and four other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Black Ridge Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, TX

April 12, 2018

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$1,477,089	$66,269
Accounts receivable	1,611	–
Prepaid expenses	68,817	86,892
Deferred taxes	18,678	–
Due from Black Ridge Holding Company, LLC	–	765
Total current assets	1,566,195	153,926

Property and equipment:
Property and equipment	128,156	140,547
Less accumulated depreciation	(117,459)	(112,128)
Total property and equipment, net	10,697	28,419

Investment in Black Ridge Holding Company, LLC	–	52,853
Restricted cash and investments held in trust	138,980,353	–
Total assets	$140,557,245	$235,198

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	91,186	21,563
Accrued expenses	9,769	14,998
Income tax payable	85,722	–
Total current liabilities	186,677	36,561

Total liabilities	186,677	36,561

Commitments and contingencies	–	–

Redeemable non-controlling interest	138,870,060	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,799,900 and 47,979,990 shares issued and outstanding as of December 31, 2017 and 2016, respectively	479,800	47,980
Additional paid-in capital	36,164,596	34,902,016
Accumulated deficit	(35,143,888)	(34,751,359)
Total stockholders' equity	1,500,508	198,637

Total liabilities, redeemable non-controlling interest and stockholders' equity	$140,557,245	$235,198

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2017	2016

Management fee income	$1,000,000	$1,049,451
Total revenues	1,000,000	1,049,451

Operating expenses:
General and administrative expenses
Salaries and benefits	1,321,995	1,324,569
Stock compensation	574,851	626,602
Professional services	176,155	152,413
Other general and administrative	368,647	409,568
Total general and administrative expenses	2,441,648	2,513,152
Depreciation and amortization	10,848	14,271
Total operating expenses	2,452,496	2,527,423

Net operating loss	(1,452,496)	(1,477,972)

Other income:
Gain on debt restructuring	–	41,621,150
Loss on sale of property and equipment	(4,714)	–
Interest expense	(8,713)	–
Interest income	355,338	–
Unrealized loss on marketable securities held in trust account	(64,985)	–
Gain on sale of investment in Black Ridge Holding Company	1,030,145	–
Total other income	1,307,071	41,621,150

Income (loss) before provision for income taxes	(145,425)	40,143,178

Provision for income taxes	(67,044)	–

Income (loss) from continuing operations, net of income taxes	(212,469)	40,143,178

Loss from discontinued operations, net of income taxes	–	(10,197,374)

Net income (loss)	(212,469)	29,945,804
Less: Net income attributable to redeemable non-controlling interest	(180,060)	–

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(392,529)	$29,945,804

Weighted average common shares outstanding - basic and fully diluted	160,970,732	47,979,990

Net income (loss) per common share - basic and fully diluted	$(0.00)	$0.62

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Retained	Total	Redeemable
					Additional	Earnings	Stockholders'	Non-
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Equity	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)	Interest

Balance, December 31, 2015	–	$–	47,979,990	$47,980	$34,275,414	$(64,697,163)	$(30,373,769)	$–

Common stock options granted for services to employees and directors	–	–	–	–	626,602	–	626,602	–

Net income for the year ended December 31, 2016	–	–	–	–	–	29,945,804	29,945,804	–

Balance, December 31, 2016	–	$–	47,979,990	$47,980	$34,902,016	$(34,751,359)	$198,637	$–

Common stock options granted for services to employees and directors	–	–	–	–	574,851	–	574,851	–

Common stock sold in rights offering, net of offering costs	–	–	199,811,421	199,811	2,067,762	–	2,267,573	–

Common stock sold in private placement	–	–	232,008,489	232,009	2,552,093	–	2,784,102	–

Change in ownership of subsidiary resulting from subsidiary initial public offering	–	–	–	–	(3,932,126)	–	(3,932,126)	138,690,000

Net income (loss) for the year ended December 31, 2017	–	–	–	–	–	(392,529)	(392,529)	180,060

Balance, December 31, 2017	–	$–	479,799,900	$479,800	$36,164,596	$(35,143,888)	$1,500,508	$138,870,060

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(392,529)	$29,945,804
Loss from discontinued operations, net of income taxes	–	(10,197,374)
Income (loss) from continuing operations, net of income taxes	(392,529)	40,143,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,848	14,271
Gain on debt restructuring	–	(41,621,150)
Gain on sale of Black Ridge Holding Company, LLC	(1,030,145)	–
Loss on sale of property and equipment	4,714	–
Amortization of common stock options issued to employees and directors	574,851	626,602
Interest income	(355,338)	–
Unrealized loss on marketable securities held in trust account	64,985	–
Net income attributable to redeemable non-controlling interest	180,060	–
Decrease (increase) in current assets:
Prepaid expenses	18,075	(49,792)
Due from affiliates	765	(765)
Deferred taxes	(18,678)	–
Increase (decrease) in current liabilities:
Accounts payable	69,623	(1,427)
Accrued expenses	(5,229)	14,998
Income taxes payable	85,722	–
Net cash used in operating activities from continuing operations	(792,276)	(874,085)
Net cash provided by operating activities from discontinued operations	–	3,827,209
Net cash provided by (used in) operating activities	(792,276)	2,953,124

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in trust account	(138,690,000)	–
Proceeds from sale of investment in Black Ridge Holding Company, LLC	1,081,387	–
Proceeds from sale of equipment	2,160	–
Purchase of equipment	–	(1,543)
Net cash used in investing activities from continuing operations	(137,606,453)	(1,543)
Net cash used in investing activities from discontinued operations	–	(4,763,506)
Net cash used in investing activities	(137,606,453)	(4,765,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	2,965,555	–
Proceeds from sale of stock to related parties, net of offering costs	2,086,120	–
Proceeds from sale of stock in Black Ridge Acquisition Corp. IPO, net of offering costs	134,757,874	–
Proceeds from promissory note	500,000	–
Repayment of promissory note	(500,000)	–
Net cash provided by financing activities from continuing operations	139,809,549	–
Net cash provided by financing activities from discontinued operations	–	1,650,000
Net cash provided by financing activities	139,809,549	1,650,000

NET CHANGE IN CASH	1,410,820	(161,925)
CASH AT BEGINNING OF PERIOD	66,269	228,194
CASH AT END OF PERIOD	$1,477,089	$66,269

SUPPLEMENTAL INFORMATION:
Interest paid	$8,713	$1,429,564
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to additional paid-in capital to reflect redeemable non-operated interest	$3,932,126	$–
Accounts receivable received in dissolution of Black Ridge Holding Company, LLC	$1,611	$–
Transfer of net liabilities to Black Ridge Holding Company, LLC in restructuring	$–	$(41,568,297)
Net change in accounts payable for purchase of oil and gas properties	$–	$(3,744,487)
Capitalized asset retirement costs	$–	$4,737

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an initial public offering (“IPO”) raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC. BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus its search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the initial public offering and over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

Name of entity	State of Incorporation	Relationship
Black Ridge Oil and Gas, Inc.	Nevada	Parent
Black Ridge Acquisition Corp. (“BRAC”)	Delaware	Subsidiary(1)

(1)Wholly-owned subsidiary through October 10, 2017, the date of BRAC’s IPO, following which it is consolidated as a variable interest entity.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and it has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, these consolidated financial statements herein contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. All significant inter-company transactions have been eliminated in the preparation of theses financial statements.

The parent company, Black Ridge Oil & Gas, Inc. and Black Ridge Acquisition Corp. will be collectively referred to herein as the “Company” or “Black Ridge”. The Company’s headquarters is in Minneapolis, Minnesota and substantially all of its operations are in the United States.

Reclassifications

As discussed in Note 4- Debt Restructuring, income, expense and cash flows from the restructured operations for the year ended December 31, 2016 have been reclassified as net loss and cash flows from discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company had no cash equivalents on hand as of December 31, 2017 and December 31, 2016.

Restricted cash and securities held in Trust Account

As of December 31, 2017, $39,742 of cash and $138,940,611 of marketable securities were held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or the upon dissolution of BRAC.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $977,089 and $-0- in excess of FDIC insured limits at December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company paid $4,400 and $-0- of debt issuance costs during the years ended December 31, 2017 and 2016, respectively, of which the unamortized balance of debt issuance costs at December 31, 2017 and 2016 was $-0- and $-0-, respectively. Amortization of debt issuance costs charged to interest expense was $4,400 and $-0- for the years ended December 31, 2017 and 2016, respectively.

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

We have capitalized a total of $56,660 of website development costs from inception through December 31, 2016. We have recognized depreciation expense on these website costs of $-0- and $-0- for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, all website development costs have been fully depreciated.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 108”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain effects of Tax Reform. The ultimate impact may differ from the provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of Tax Reform.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on long-lived assets related to continuing operations. Depreciation expense was $10,848 and $14,271 for the years ended December 31, 2017 and 2016, respectively.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Concentration

All of the Company’s revenue earned from continuing operations comes from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”). Revenues from continuing operations were earned prior to June 30, 2017 from its management services agreement with BRHC, which was cancelled by BRHC effective June 30, 2017.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The expense related to accretion of the discount on the asset retirement liability is reflected as component of discontinued operations on the statement of operations.

Full Cost Method

The Company followed the full cost method of accounting for oil and gas operations in 2016 whereby all costs related to the exploration and development of oil and gas properties were initially capitalized into a single cost center ("full cost pool"). The Company had no oil and gas operations in 2017 as they were disposed as part of the debt restructuring transaction on June 21, 2016 described in Note 4 – Debt Restructuring. Capitalized costs included land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal costs that were capitalized were directly attributable to acquisition, exploration and development activities and did not include costs related to general corporate overhead or similar activities. Costs associated with general corporate activities were expensed in the period incurred. Capitalized costs for year ended December, 2016 are summarized as follows:

Year Ended
December 31, 2016
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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized costs of oil and gas properties (net of related deferred income taxes) could not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). When capitalized costs exceeded this ceiling, impairment was recognized. The present value of estimated future net cash flows was computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. When this comparison indicated an excess carrying value, the excess was charged to earnings as an impairment expense. The Company recognized an impairment loss of $5,219,000 during the year ended December 31, 2016. The impairment loss is reflected as a component of discontinued operations on the statement of operations for the period.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
Weighted average common shares outstanding – basic	160,970,732	47,979,990
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–
Weighted average common shares outstanding – diluted	160,970,732	49,979,990

For 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 11,292,300 and 10,957,000 of December 31, 2017 and 2016, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $574,851 and $626,602 for the years ended December 31, 2017 and 2016, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This guidance updates narrow aspects of the guidance issued in Update 2014-09. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and anticipates it will not have a material impact on its financial statements and related disclosures.

In August, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and anticipates it will not have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply this guidance to future business combinations.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2017 the Company had a cash balance of $1,477,089 and total working capital of $1,379,518. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

The Company continues to pursue sources of additional capital through various management fee agreements and financing transactions or arrangements, including joint venturing of projects, equity financing or other means. Additionally, as online gambling becomes legal in certain states, we may be due additional proceeds from our settlement agreement with Peerless/Electra Works and their successors if they choose to operate in those states. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Debt Restructuring

On March 29, 2016, the Company entered into an Asset Contribution Agreement with Black Ridge Holding Company, LLC, a Delaware limited liability company (“BRHC”) which was previously formed by the Company to contribute and assign to BRHC, all of the Company's (i) oil and gas assets (including working capital and tangible and intangible assets) (the “Assets”), (ii) outstanding balances under that certain Credit Agreement between the Company, as borrower, and Cadence Bank, N.A. (“Cadence”), as lender (the “Cadence Credit Facility”) and the outstanding balances under that certain Credit Agreement between the Company, as borrower, and the several banks and other financial institutions or entities from time to time parties thereto (the “Chambers”), and Chambers, as administrative agent (the “Chambers Credit Facility”) and (iii) all current liabilities related to the Assets, in exchange for 5% of the issued and outstanding Class A Units (the “Class A Units”) in BRHC (the “Asset Contribution”). On March 29, 2016, affiliates of Chambers Energy Management, LP (“Chambers”) (specifically, Chambers Energy Capital II, LP and CEC II TE, LLC (collectively, the “Chambers Affiliates”)) entered into a Debt Contribution Agreement between BRHC and the Chambers Affiliates, pursuant to which BRHC issued a number of Class A Units representing 95% of the Class A Units of BRHC to the Chambers Affiliates in exchange for the release of BRHC's obligations under the Chambers Credit Facility (the “Satisfaction of Debt” and, together with the Asset Contribution, the “BRHC Transaction”). Concurrent with the Satisfaction of Debt, each warrant originally issued with the Chambers Credit Facility was automatically retired and cancelled. The closing of the BRHC Transaction was subject to the Company obtaining the approval of stockholders holding a majority of its outstanding capital stock and to the Company having assigned the Cadence Credit Agreement to BRHC with Cadence’s consent, and BRHC and Cadence entering into any applicable amendment agreements related to such assignment and waiver of financial covenant ratio compliance for the quarter ended December 31, 2015 and quarter ending March 31, 2016. On June 21, 2016, the Company satisfied all of these conditions and, for accounting purposes, the BRHC Transaction was closed. The parties have agreed that the BRHC Transaction, the Asset Contribution and the Satisfaction of Debt are effective, for valuation purposes, as of April 1, 2016.

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

BRHC was managed by the BRHC Board, which had been responsible for the conduct of the day-to-day business of BRHC and the management, oversight and disposition of the assets of BRHC. The initial BRHC Board was comprised of three managers, consisting of two managers appointed by Chambers and one member from the Company.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the closing of the BRHC Transaction, the Company entered into a Management Services Agreement with BRHC. Under the Management Services Agreement, the Company provided services to BRHC with respect to the business operations of BRHC, including but not limited to locating, investigating and analyzing potential non-operator oil and gas projects and day-to-day operations related to such projects. The Company received a fee under the Management Services Agreement intended to cover the costs of providing such services and is reimbursed for certain third party expenses. The term of the Management Services Agreement commenced on the closing of the BRHC Transaction and continued indefinitely, unless terminated, which required a three month notice by the terminating party. The management services agreement was terminated by BRHC as of June 30, 2017.

As a result of the transaction, the Company recorded for the year ended December 31, 2016 a gain on debt restructuring of $41,621,150 calculated as the difference between our final ownership interest in BRHC, after conversion of debt to equity and the equity contribution of the Initial Chambers Investment within BRHC and our retention of a 3.88% ownership interest in BRHC, and the net book value of the assets and labilities we transferred to BRHC.

The income and expense for the associated with the operating activities (through June 21, 2016, the date of the BRHC transaction) contributed in the BRHC Transaction are reflected as “Loss from discontinued items, net of income taxes” on our statement of operations for the year ended December 31, 2016. The items included in “Loss from discontinued operations, net of income taxes” are as follows:

For the Year Ended
December 31,
2016

Oil and gas sales	$5,539,613
Gain on settled derivatives	1,043,026
Loss on the mark-to-market of derivatives	(4,288,736)
Total revenues	2,293,903

Operating expenses:
Production expenses	1,400,639
Production taxes	568,028
General and administrative	476,461
Depletion of oil and gas properties	3,114,347
Impairment of oil and gas properties	5,219,000
Accretion of discount on asset retirement obligations	16,258
Total operating expenses	10,794,733

Net operating loss	(8,500,830)

Other income (expense):
Interest expense	(1,696,544)
Total other income (expense)	(1,696,544)

Loss before provision for income taxes	(10,197,374)

Provision for income taxes	–

Net income (loss)	$(10,197,374)

As described in Note 8, BRHC was dissolved in October of 2017.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Rights Offering and Formation of Black Ridge Acquisition Corp.

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register the issuance of 431,819,910 shares of common stock in the Rights Offering that was declared effective by the SEC on August 3, 2017. Pursuant to the Rights Offering, the Company distributed, on a pro rata basis, one right for each share of common stock owned by shareholders on August 2, 2017 (the “Record Date”). Each right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired on September 8, 2017 (the “Expiration Date”).

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

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The remaining 257,976,602 shares were purchased by non-related parties for proceeds of $2,965,555. The warrants issued to related parties fair value was estimated to be $4,179 (see Note 17). The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity. Additionally as part of Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 for participants in the Backstop Agreement. The warrants fair value was estimated to be $10,135 (see Note 17).

On October 10, 2017 and October 18, 2017, in connection with the underwriter exercising its over-allotment option, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company with an initial equity contribution of $25,000. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes.

Note 6 – BRAC’s IPO, Consolidation of BRAC and Non-controlling Interest

BRAC’s IPO

The registration statement for the BRAC’s IPO was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the Initial Public Offering of 12,000,000 units, generating gross proceeds of $120,000,000.

Simultaneous with the closing of the Initial Public Offering, BRAC sold 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to BROG, generating gross proceeds of $4,000,000. BROG’s investment in BRAC’s common stock is eliminated in consolidation.

Transaction costs relating to the IPO amounted to $2,882,226, consisting of $2,400,000 of underwriting fees and $482,226 of other costs.

Following the closing of the IPO on October 10, 2017, an amount of $120,600,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the Placement Units was placed in a trust account (“Trust Account”) and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, BRAC sold an additional 1,800,000 Units and the sale of an additional 45,000 Placement Units to BROG at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Unit) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 ($10.05 per Unit). BROG’s investment in BRAC’s common stock is eliminated in consolidation.

BRAC’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the BRAC will be able to complete a Business Combination successfully. Upon the closing of the IPO, $10.05 per Unit sold in the IPO, including some of the proceeds of the Private Placements was deposited in a trust account (“Trust Account”) to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) BRAC’s failure to consummate a Business Combination within 21 months from the consummation of the IPO (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against BRAC. Although BRAC will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with BRAC waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to BRAC for any amounts that are necessary to pay BRAC’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating BRAC. BROG has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by BRAC for services rendered or contracted for or products sold to BRAC, but there is no assurance that BROG will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by BROG specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with BRAC waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, BRAC’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by BRAC’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that BRAC acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, BRAC may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. If BRAC’s securities are not listed on NASDAQ after the IPO, BRAC would not be required to satisfy the 80% requirement. However, BRAC intends to satisfy the 80% requirement even if BRAC’s securities are not listed on NASDAQ at the time of the initial Business Combination.

BRAC will provide the public stockholders, who are the holders of the common stock which was sold as part of the Units in the IPO, whether they are purchased in the IPO or in the aftermarket, or “Public Shares”, including BROG to the extent that it purchases such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of BRAC’s Common stock, irrespective of whether they vote for or against the proposed transaction or if BRAC conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable, divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.06 per Public Share. The common stock subject to redemption will be recorded at a redemption value and classified a temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. BRAC will proceed with a Business Combination only if BRAC has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether BRAC will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by BRAC, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and BRAC decides not to hold a stockholder vote for business or other legal reasons, BRAC will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BROG has agreed to vote its Founder Shares and any Public Shares purchased during or after the IPO in favor of the initial Business Combination, and BRAC’s executive officers and directors have also agreed to vote any Public Shares purchased during or after the IPO in favor of the Initial Business Combination. BROG entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, BROG has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if BRAC fails to complete the initial Business Combination within the prescribed time frame. However, if BROG (or any of BRAC’s executive officers, directors or affiliates) acquires Public Shares in or after the IPO, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares in the event BRAC does not complete the initial Business Combination within such applicable time period.

Failure to Consummate a Business Combination

If BRAC is unable to complete the initial Business Combination within the Combination Period, BRAC must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of BRAC’s remaining stockholders and BRAC’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to BRAC’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Consolidation of BRAC and Non-controlling Interest

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and BROG has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, these consolidated financial statements contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a redeemable non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. The net earnings attributable to the IPO shareholders are subtracted from the net loss for the year ended December 31, 2017 to arrive at the net loss attributable to the Company and the non-controlling interest on the balance sheet was adjusted to include the net earnings attributable to the IPO shareholders.

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $28,710 to BROG for such services during the year ended December 31, 2017. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

BROG’s investment in BRAC and the resulting equity recorded by BRAC have been eliminated upon consolidation. Additionally, as a result of recognizing the fair value of the upon redemption of the redeemable shares held by the BRAC IPO shareholders as a non-controlling interest as per ASC 810-10-45-23, BROG has recognized an adjustment of $3,932,126 to additional paid-in capital. The non-controlling interest in BRAC held by the BRAC’s IPO shareholders is presented on the balance sheet as temporary equity.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2017	2016
Prepaid insurance costs	$24,999	$43,324
Prepaid employee benefits	11,716	11,844
Prepaid office and other costs	32,102	31,724
Total prepaid expenses	$68,817	$86,892

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Related Party

During the year ended December 31, 2016, we granted various awards to our Officers and Directors as compensation for their services. These related party grants are fully disclosed in Note 16 below. No awards were granted in 2017.

Prior to July 1, 2016, the Company leased office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. The lease had base rents of $2,110 per month, plus common area operations and maintenance charges, and monthly parking fees of $240 per month, for the period from November 15, 2013 to October 31, 2014, and was subject to increases of $117 per month beginning November 1, 2014 and for each of the subsequent annual periods. We paid a total of $36,183 to this entity during the year ended December 31, 2016.

As described in Note 5, officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement.

Note 9 – Investment in Black Ridge Holding Company, LLC

The investment in Black Ridge Holding Company, LLC as of December 31, 2016 represents our equity interest in Black Ridge Holding Company, LLC following the debt restructuring and related activity as described in Note 4 – Debt Restructuring. We accounted for the investment using the cost method.

Dissolution of BRHC

The Company and the Chambers Affiliates as the members of BRHC agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC, effective as of October 1, 2017, were sold to the Assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling to $4,645 in value, were distributed directly to the Company from BRHC. As a result of the transactions, eliminating the Company’s basis in its investment in BRHC and deducting certain transaction related expenses, the Company recorded a gain of $1,030,145.

Note 10 – Property and Equipment

Property and equipment at December 31, 2017 and December 31, 2016, consisted of the following:

	December 31,	December 31,
	2017	2016
Property and equipment	$128,156	$140,547
Less: Accumulated depreciation and amortization	(117,459)	(112,128)
Total property and equipment, net	$10,697	$28,419

During the year ended December 31, 2017 we sold certain assets with a book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Year Ended
	December 31,
	2017	2016
Depletion of costs for evaluated oil and gas properties (1)	$–	$3,114,347
Depreciation and amortization of other property and equipment	10,848	14,271
Total depreciation, amortization and depletion	$10,848	$3,128,618

(1) Presented as a component of loss from discontinued operations, net of income taxes.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Oil and Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of properties in 2016, we recorded a non-cash ceiling test impairment of $5,219,000 for the year ended December 31, 2016. The expense associated with the impairments is presented as component of loss from discontinued operations, net of income taxes. The impairment charges affected our reported net income but did not reduce our cash flow.

Note 11 – Oil and Natural Gas Properties

The following tables summarize gross and net productive oil wells by state at June 21, 2016 (prior to their disposition through our debt restructuring). A net well represents our percentage ownership of a gross well. The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests. The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 21, 2016
	Gross	Net
North Dakota	352	10.64
Montana	5	0.37
	357	11.01

The Company’s oil and natural gas properties consist of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs. As of June 21, 2016, our principal oil and gas assets included approximately 7,016, respectively, located in North Dakota and Montana.

The following table summarizes our capitalized costs for the purchase and development of our oil and natural gas properties for the years ended December 31, 2016 (prior to their disposition through our debt restructuring):

Year Ended
December 31, 2016
Purchases of oil and natural gas properties and development costs for cash	$4,858,134
Purchase of oil and natural gas properties accrued at period end (prior to disposition)	3,155,016
Purchase of oil and natural gas properties accrued at the beginning of period	(6,899,503)
Capitalized asset retirement obligations	4,737
Total purchase and development costs, oil and natural gas properties	$1,118,384

2016 Disposals

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

Note 12 – Asset Retirement Obligation

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the year ended December 31, 2016:

Year ended
December 31, 2016
Beginning ARO	$368,089
Liabilities incurred for new wells placed in production	4,737
Accretion of discount on ARO (a component of loss from discontinued operations)	16,258
Liability relieved in debt restructuring	(389,084)
Ending ARO	$–

Note 13 – Derivative Instruments

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

Derivative Gains and Losses

The following table presents realized and unrealized gains and losses on derivative instruments for the periods presented:

Year Ended
December 31, 2016
Realized gain on derivatives:
Crude oil fixed price swaps	$922,872
Crude oil collars	120,154
Realized gain on derivatives, net	$1,043,026

Gain (loss) on the mark-to-market of derivatives:
Crude oil fixed price swaps	$(4,157,491)
Crude oil collars	(131,245)
Gain (loss) on the mark-to-market of derivatives, net	$(4,288,736)

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,477,089
Restricted cash and investments held in trust	138,980,353	$–	$–
Total assets	140,457,442	–	–

Liabilities
Total Liabilities	–	–	–
	$140,457,442	$–	$–

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$66,269	$–	$–
Total assets	66,269	–	–

Liabilities
Total Liabilities	–	–	–
	$66,269	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2017 and 2016.

Level 2 liabilities include revolving credit facilities. No fair value adjustment was necessary during the years ended December 31, 2017 and 2016.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Revolving Credit Facilities and Long Term Debt

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The first funding from the Subordinated Credit Facility occurred on September 9, 2013 at which time we drew $14,700,000, net of a $300,000 original issue discount, from the Subordinated Credit Agreement and used $10,226,057 of those proceeds to repay and terminate a previously outstanding revolving credit facility. We had drawn an additional $14,700,000, net of $300,000 original issue discounts, through June 21, 2016. The Company had borrowings of $30.0 million outstanding under the Subordinated Credit Facility as of June 21, 2016. The obligations under the Subordinated Credit Facility, $30.0 million of principal and $2,931,369 of PIK interest payable, were transferred to BRHC and converted to equity in BRHC as part of the debt restructuring outlined in Note 4 - Debt Restructuring on June 21, 2016.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents components of interest expense which is presented as a component of loss from discontinued operations, net of tax, on the Company’s statement of operations for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,
	2017	2016
Accrued PIK interest	$–	$330,740
Interest and fees	8,713	1,373,023
Less interest capitalized to the full cost pool of our proved oil & gas properties	–	(7,219)
	$8,713	$1,696,544

Note 16 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

On September 26, 2017 the Company issued 199,811,421 shares of common stock in a Rights Offering, raising gross proceeds of $2,397,737, and issued an additional 232,008,789 shares in a private placement (the Backstop Agreement), raising gross proceeds of $2,784,102. The Company incurred $130,164 in costs associated with the Rights Offering and Backstop Agreement.

Note 17 – Options

No options were granted during the year ended December 31, 2017.

The following table presents all options granted during the year ended December 31, 2016:

						Black-Scholes
						Options
		Number		Term	Vesting	Pricing Model:		Total	Expense	Expense
Grant		of	Strike	in	Term in		Call	Fair	Recognized	Recognized
Date	Recipient	Options	Price	Years(1)	Years(1)	Volatility	Value	Value	in 2017	in 2016
12/12/16	K. DeCubellis, CEO	1,204,000	$0.040	10	3	228%	$0.0398	$47,925	$15,976	$825
12/12/16	J. Moe, CFO	450,000	$0.040	10	3	228%	$0.0398	17,912	5,972	308
12/12/16	M. Eisele, COO	500,000	$0.040	10	3	228%	$0.0398	19,903	6,636	343
12/12/16	Employee	300,000	$0.040	10	3	228%	$0.0398	11,942	3,980	206
12/12/16	Employee	36,000	$0.040	10	3	228%	$0.0398	1,433	476	25
12/12/16	Employee	50,000	$0.040	10	3	228%	$0.0398	1,990	498	34
12/12/16	Employee	65,000	$0.040	10	3	228%	$0.0398	2,587	864	45
12/12/16	Employee	8,500	$0.040	10	3	228%	$0.0398	338	112	6
12/12/16	J. Lahti, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	3,980	206
12/12/16	B. Oehler, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	3,980	206
12/12/16	B. Berman, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	3,980	206
12/12/16	L. Berman, Director	300,000	$0.040	10	3	228%	$0.0398	11,942	3,980	206
10/26/16	L. Berman, Director	100,000	$0.050	10	3	226%	$0.0497	4,973	1,656	297
		3,913,500						$156,771	$52,090	$2,913

(1) All options vest in equal annual installments, commencing one year from the date of the grant, are exercisable for 10 years from the date of the grant and are being amortized over the implied service term, or vesting period, of the options.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Cancelled

During 2017, 87,700 options were forfeited by an employee

No options were cancelled during the year ended December 31, 2016.

Options Expired

During 2017, a total of 12,000 options with a strike price of $0.29 per share expired.

During 2016, a total of 12,000 options with a strike price of $0.33 per share expired.

Options Exercised

No options were exercised during the year ended December 31, 2017 and 2016.

The following is a summary of information about the Stock Options outstanding at December 31, 2017.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.03 - $1.00	10,857,300	6.74 years	$0.29	6,938,433	$0.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2017	2016
Average risk-free interest rates	None granted	2.06%
Average expected life (in years)	None granted	5
Volatility	None granted	228%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During the years ended December 31, 2017 and 2016 there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2015	7,055,500	0.44
Options expired	(12,000)	(0.33)
Options cancelled	–	–
Options granted	3,913,500	0.04
Options exercised	–	–
Balance, December 31, 2016	10,957,000	0.29
Options expired	(12,000)	(0.29)
Options cancelled	(87,700)	(0.17)
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2017	10,857,300	0.29

Exercisable, December 31, 2017	6,938,433	$0.37

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expensed $574,851 and $626,602 from the amortization of common stock options during the years ended December 31, 2017 and 2016, respectively.

Note 18 – Warrants

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

No warrants were granted during the year ended December 31, 2016.

Warrants Cancelled

No warrants were cancelled during the year ended December 31, 2017.

A total of 5,000,000 warrants with a strike price of $0.65 per share were forfeited on June 21, 2016 commensurate with our debt refinancing.

Warrants Expired

No warrants were expired during the year ended December 31, 2017.

A total of 3,048,375 warrants with an average strike price of $1.45 per share expired on July 26, 2016.

A total of 500,000 warrants with a strike price of $0.95 per share expired on May 2, 2016.

Warrants Exercised

No warrants were exercised during the years ended December 31, 2017 and 2016.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2015	8,548,375	0.95
Warrants expired	(3,548,375)	(1.38)
Warrants cancelled	(5,000,000)	(0.65)
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2016	–	–
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	435,000	.01
Warrants exercised	–	–
Balance, December 31, 2017	435,000	.01

Exercisable, December 31, 2017	435,000	.01

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - BRAC Rights and Warrants

Initial Public Offering

Pursuant to the its Initial Public Offering and including the subsequent over-allotment option exercised by the underwriter, BRAC sold 13,800,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50.

Private Placement

Simultaneous with the its Initial Public Offering and over-allotment option exercise, BROG purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If BRAC does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

The Placement Units are identical to the Units sold in the Initial Public Offering except that the Placement Warrants (i) are not redeemable by BRAC and (ii) may be exercised for cash or on a cashless basis, so long as they are held by BROG or any of its permitted transferees. In addition, the Placement Units and their component securities may not be transferable, assignable or salable until after the consummation of a Business Combination, subject to certain limited exceptions.

Rights

Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If BRAC enters into a definitive agreement for a Business Combination in which BRAC will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the shares of common stock will receive in the transaction on an as-converted into shares of common stock basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of a share of common stock underlying each right (without paying additional consideration). The shares of common stock issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of BRAC).

If BRAC is unable to complete a Business Combination within the Combination Period and BRAC liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from BRAC’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will BRAC be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The rights included in the Private Units sold in the Private Placement are identical to the rights included in the Units sold in the Initial Public Offering, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) October 10, 2018. No Warrants will be exercisable for cash unless BRAC has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon the exercise of the Warrants is not effective within 30 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when BRAC shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants will be identical to the Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by BRAC, in each case so long as they are still held by BROG or its affiliates.

BRAC may call the Warrants for redemption (excluding the Private Warrants but including any outstanding Warrants issued upon exercise of the unit purchase option issued to EarlyBirdCapital), in whole and not in part, at a price of $.01 per Warrant:

•	at any time while the Warrants are exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each Warrant holder,
•	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders, and
•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such Warrants at the time of redemption and for the entire 30-day redemption period and continuing each day thereafter until the date of redemption.

If BRAC calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price. Additionally, in no event will BRAC be required to net cash settle the Warrants. If BRAC is unable to complete a Business Combination within the Combination Period and BRAC liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from BRAC’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

Unit Purchase Option

On October 10, 2017, BRAC sold to the underwriter and its designees, for $100, an option to purchase up to 600,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $6,900,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. BRAC accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. BRAC estimated the fair value of this unit purchase option to be approximately $1,778,978 (or $2.97 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.94% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. BRAC will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or BRAC’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Income Taxes

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

The Company will not consolidate income tax returns for BROG and BRAC. For the year ended December 31, 2017 the impact of both returns are combined in the presentation.

Our provision for income taxes for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Current taxes	$85,722	$–
Deferred taxes	(18,678)	–
Net income tax provision (benefit)	$67,044	$–

The effective income tax rate for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017					2016
	BROG		BRAC	Combined
Federal statutory income tax rate	35.0%		30.8%	39.6%		35.0%
State income taxes	3.6%		6.8%	0.1%		3.3%
Effect of statutory rate change on deferred taxes	38.2%		0.0%	80.2%		1.7%
Effect of 2018 federal rate change on deferred taxes	(1469.2%	)	4.0%	(3092.1%	)	0.0%
Permanent differences	(0.3%	)	0.2%	(0.7%	)	0.0%
Change in valuation allowance	1392.7%		0.0%	2926.8%		(40.0%	)
Net effective income tax rate	0.0%		41.8%	(46.1%	)	0.0%

The 2017 combined reconciliation above is a weighted average of the two separate taxable entities. As one entity has a loss and the other has income, the weighted average produces results that are skewed higher or lower than the individual components, as such we have presented the individual entity reconciliations. BROG’s state income tax rate as of December 31, 2017 increased by 0.3% from 3.3% as of December 31, 2016, to 3.6%. This increase in the effective tax rate is attributable to changes in the Company’s state apportionment factors in the current year. BRAC’s state income tax rate was 6.8% due as all of its income and expenses were from Minnesota, which has a higher tax rate.

The components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryovers	$6,712,288	$9,025,553
Stock compensation	1,947,147	2,715,486
Property and equipment	501	–
Unrealized marketable equity securities held in trust account	18,678	–
Reorganization costs	34,001	51,258
Total deferred tax assets	$8,712,615	$11,792,297

Deferred tax liabilities:
Property and equipment	–	(3,731)
Total deferred liabilities	–	(3,731)

Net deferred tax assets (liabilities)	8,712,615	11,788,566
Less: valuation allowance	(8,693,937)	(11,788,566)
Deferred tax assets (liabilities)	$18,678	$–

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, BROG has a net operating loss carryover of approximately $26,449,110. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2035. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2017, BROG decreased its valuation allowance from $11,788,566 to $8,693,937 to adjust for the decrease in net deferred tax assets primarily due to the reduction in the federal tax rate to 21% in 2018. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized by BROG. The Company did not place a valuation allowance on deferred tax asset for BRAC related to the unrealized loss on marketable securities held in trust account. The Company believes it is more likely than not that the benefit of these remaining assets will be realized by BRAC.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2013 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2017.

Note 21 – Commitments and Contingencies

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

BRAC’s agreements with underwriters

BRAC engaged the underwriters as advisors in connection with its Initial Business Combination to assist it in holding meetings with its shareholders to discuss the potential business combination and the target business’ attributes, introduce it to potential investors that are interested in purchasing its securities, assist it in obtaining shareholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. BRAC will pay its underwriters a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of its offering (exclusive of any applicable finders’ fees which might become payable).

Registration rights

The holders of BROG’s shares of BRAC issued and outstanding on the date of BRAC’s Initial Public Offering, as well as the holders of the private units and any units BROG, and its officers, directors or their affiliates may be issued in payment of working capital loans made to BRAC (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement dated October 4, 2017. The holders of a majority of these securities are entitled to make up to two demands that BRAC register such securities. The holders of the majority of the BROG’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of BRAC’s common stock are to be released from escrow. The holders of a majority of the private units and units issued to BROG, and its officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after BRAC consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. The Company would bear the expenses incurred in connection with the filing of any such registration statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Subsequent Events

On March 1, 2018, the Board of Directors (the “Board”) of the Company approved and adopted the Black Ridge Gas, Inc. 2018 Management Incentive Plan (the “Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “Award Agreement”:).

In connection with the approval of the Plan and Award Agreement, the Board approved the issuance of awards (the “Awards”) to certain individuals including officers and directors (the “Grantees”), representing a percentage of the shares of BRAC held by the Company as of the date of closing of a business combination for the acquisition of a target business as described in the BRAC prospectus dated October 4, 2017, as follows:

Percentage of BRAC Shares Owned by the
Name	Company Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As of December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

31

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of April 6, 2018:

Name	Age	Position
Kenneth DeCubellis	51	Chief Executive Officer
Michael Eisele	35	Chief Operating Officer
James Moe	60	Chief Financial Officer
Bradley Berman	47	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	69	Director
Joseph Lahti(1)(2)	57	Director
Lyle Berman(1)	76	Director

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

Mr. DeCubellis’s qualifications:

•	Leadership experience – Mr. DeCubellis has been our chief executive officer since November 9, 2011, chief executive officer of Altra Inc. (2008 to 2011), vice president- president of Altra Inc. (2006 to 2011), and an executive with Exxon Mobil Corp in Houston, Texas. (1996 to 2006). Mr. DeCubellis has been chief executive officer and chairman of the board of directors of Black Ridge Acquisition Corp. since May 2017.
•	Industry experience - Mr. DeCubellis has been our chief executive officer from November 9, 2011 and has broad energy experience as, chief executive officer of Altra Inc., a biofuel company, and executive experience with Exxon Mobil Corp.
•	Education experience - Mr. DeCubellis holds a Bachelor of Science degree from Rensselaer Polytechnic Institute (1990), an MBA from Northwestern University’s JL Kellogg Graduate School of Management (1996), and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering (1996).

Michael Eisele has been the chief operating officer of Black Ridge since August 1, 2013, and prior to that had served as the Company’s vice president of land since August 2012, overseeing the Company’s acreage portfolio and managing acquisitions and divestitures. Mr. Eisele brings over ten years of oil and gas lease experience in the Williston Basin and greater Rocky Mountain region. Prior to joining the Company, Mr. Eisele was the co-owner and landman of High West Resources, Ltd. from 2011 to 2012, the owner of Eisele Resources LLC from 2009 to 2012, and a self-employed landman from 2007 to 2009. Mr. Eisele is a graduate of Luther College (B.A.).

Mr. Eisele’s qualifications:

•	Leadership experience – Mr. Eisele has been our chief operating officer since August 1, 2013, and our vice president of land from August 2012 to July 2013, co-owner and landman of High West Resources, Ltd. (2011 to 2012), owner of Eisele Resources LLC (2009 to 2012) and a self-employed landman (2007 to 2009). Mr. Eisele has been chief operating officer of Black Ridge Acquisition Corp. since May 2017.
•	Industry experience - Mr. Eisele has been our chief operating officer from August 1, 2013 and has over ten years of oil and gas lease experience in the Williston Basin and greater Rocky Mountain region.
•	Education experience - Mr. Eisele holds a Bachelor of Arts degree from Luther College in 2005.

________

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

Mr. Moe’s qualifications:

•	Leadership experience – Mr. Moe has been our chief financial officer since March 14, 2011, chief financial officer of Northern Contours Inc. (2005 to 2011), and chief financial officer of Trimodal Inc. (2004 to 2005). Mr. Eisele has been chief financial officer of Black Ridge Acquisition Corp. since May 2017.
•	Industry experience - Mr. Moe has been our chief financial officer since March 14, 2011 and has served as a chief financial officer for businesses in other industries. Black Ridge is the first oil and gas company for which Mr. Moe has provided management services.
•	Education experience - Mr. Moe holds a Bachelor of Science degree in accounting from the University of Minnesota (1985).

Bradley Berman has been a director of Black Ridge since our inception and our chairman since November 12, 2010. He was our chief executive officer from November 12, 2010 to November 9, 2011, our chief financial officer between November 12, 2010 and November 15, 2010, and our corporate secretary from November 12, 2010 to February 22, 2011. Mr. Berman has been a director of Black Ridge Acquisition Corp. since May 2017. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

Mr. Lyle Berman, who is one of our directors, is Mr. Brad Berman’s father.

Mr. Berman’s qualifications:

•	Leadership experience – Mr. Berman has been our chairman since November 12, 2010 and was our chief executive officer from November 12, 2010 to November 9, 2011 and he is the founder and president of King Show Games, Inc.
•	Finance experience – Mr. Berman is the founder and president of King Show Games, Inc.
•	Industry experience – Mr. Berman was a director of Voyager Oil & Gas, Inc. until November 2010 and has been a director of Black Ridge Acquisition Corp. since May 2017.
•	Education experience - Mr. Berman attended Mankato State University in Minnesota and University of Nevada at Las Vegas in Nevada concentrating in business and computer science.

Benjamin S. Oehler has been a director of Black Ridge since November 16, 2010, and chairman of our audit committee and compensation committee since February 22, 2011. Mr. Oehler is a Founding Partner of Windward Mark, LLC which advises business owners with regard to strategic planning, owner governance and education, business continuity, legacy, philanthropy and liquidity. Windward Mark LLC is a continuation of Mr. Oehler’s consulting practice at Bashaw Group, Inc., which he founded in 2007, and served as president from 2007 to 2017. Bashaw Group is also affiliated with a similar company, Linea Capital, LLC. Prior to founding Bashaw Group, Mr. Oehler was from 1999 to 2007 the president and chief executive officer of Waycrosse, Inc., a financial advisory firm for the family owners of Cargill Incorporated. While at Waycrosse, Mr. Oehler was the primary advisor to the five family members who were serving on the Cargill Incorporated board of directors from 1999 to 2006. Mr. Oehler played a key role in two major growth initiatives for Cargill: the merger of Cargill’s fertilizer business into a public company which is now Mosaic, Inc., and the transformation of Cargill’s proprietary financial markets trading group into two major investment management companies: Black River Asset Management, LLC and CarVal Investors, LLC. An investment banker for 20 years, Mr. Oehler’s transaction experience includes public offerings and private placements of debt and equity securities, mergers and acquisitions, fairness opinions and valuations of private companies. Prior to joining Waycrosse, Mr. Oehler was an investment banker for Piper Jaffray. By the time he left Piper Jaffray in 1999, he was group head for Piper’s Industrial Growth Team. He has also played a leadership role in a number of corporate buy-outs and venture stage companies, served on corporate and non-profit boards of directors, and has been involved in the creation and oversight of foundations and charitable organizations, as well as U.S. trusts and off-shore entities. Mr. Oehler has been a director of Black Ridge Acquisition Corp. since May 2017.

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

Mr. Oehler’s qualifications:

•	Leadership experience – Mr. Oehler is the Founding Partner of Windward Mark, LLC (2017 to present), was the president of Bashaw Group, Inc. (2007 to 2017), was the president and chief executive officer of Waycrosse, Inc. (1999 to 2007). He served as an investment banker for Piper Jaffray until 1999, achieving the position of group head of its Industrial Growth Team.
•	Industry experience – Mr. Oehler has been a director of Waycrosse, Inc., WayTrust Inc., Dain Equity Partners, Inc., Time Management, Inc., BioNIR, Inc. and Agricultural Solutions, Inc.
•	Education experience - Mr. Oehler is a graduate of the University of Minnesota College of Liberal Arts.

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as Chairman of the Board of PokerTek, Inc., a publicly traded company sold in October 2014, and he is also an independent director and Chairman of the Board of AFAM/Innealta. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the Chairman of the Board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees. Mr. Lahti has been a director of Black Ridge Acquisition Corp. since May 2017.

Mr. Lahti’s qualifications:

•	Leadership experience – Mr. Lahti is a principal of JL Holdings (1989 to present). Mr. Lahti serves as Chairman of AFAM Capital. He recently served as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).
•	Industry experience – Mr. Lahti has participated as an independent director in several public companies in a variety of other industries, including serving as an independent director of Voyager Oil & Gas, Inc. and serving as the compensation committee chair for Voyager Oil & Gas, Inc. and Poker Tek, Inc. and compensation committee member of Zomax Inc. and several private companies.
•	Education experience – Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

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

In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as Chairman of the Board from January 2005 until October 2011. Mr. Berman has been a director of Black Ridge Acquisition Corp. since May 2017.

Mr. Bradley Berman, who is the chairman of our Board of Directors, is Mr. Lyle Berman’s son.

Mr. Berman’s qualifications:

•	Leadership experience – Mr. Berman served as Chairman of the Board and CEO of Lakes Entertainment, Inc. (1999-2015). He served as the Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes) (1991-1998). He served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) (2002-2013). He served as Chairman of the Board of PokerTek, Inc. (2005-2011). He served as Chairman of the Board and Chief Executive Officer of Rainforest Café, Inc. (1994-2000). Mr. Berman currently serves on the Board of Directors of Golden Entertainment, Inc., Redstone American Grill, Inc., Black Ridge Acquisition Corp., Augeo Affinity Marketing, Inc., Poker52, LLC, LubeZone, Inc., and Mill City Ventures, Ltd.
•	Industry experience – He served as the Executive Chairman of the Board of Voyager Oil & Gas, Inc. (later known as Emerald Oil, Inc.) (2010-2013).
•	Education experience – Mr. Berman holds a degree in Business Administration from the University of Minnesota.

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

Board and Committee Meetings

During the year ended December 31, 2017, the Board of Directors held four meetings, the Audit Committee held four meetings, and the Compensation Committee held no meetings. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2017. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2017 were filed timely.

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

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. In 2014, we did not have a 401(k) Plan. We put our 401K Plan in place for 2015, but suspended matching contributions for 2016 and 2017, except those mandated by IRS rules. Compensation paid in cash is the only element of compensation that will be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Our compensation committee has not yet recommended a formal compensation policy for the determination of bonuses, however, on December 12, 2016, our board of directors granted to our Named Executive Officers bonuses consisting of a total of 2,154,000 non-qualified common stock options to purchase common stock at $0.04 per share, exercisable over 10 years, vesting in three equal annual installments beginning one year from the date of grant. No bonuses were granted in 2017.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis, Chief Executive Officer	2017	$275,000	$–	$–	$–	$–	$–	$275,000
	2016	$276,058	$–	$47,925	$–	$–	$–	$323,983

Michael Eisele, Chief Operating Officer	2017	$187,000	$–	$–	$–	$–	$–	$187,000
	2016	$187,719	$–	$19,903	$–	$–	$–	$207,622

James Moe, Chief Financial Officer	2017	$192,500	$–	$–	$–	$–	$–	$192,500
	2016	$193,240	$–	$17,912	$–	$–	$–	$211,152

(1)See Note 16 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2017.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	401,333	802,667(1)	$0.040	December 11, 2026
	80,000	120,000(2)	$0.172	September 29, 2025
	34,800	23,200(3)	$0.280	December 21, 2024
	600,000	150,000(4)	$0.650	December 11, 2023
	320,000	80,000(5)	$0.560	January 23, 2023
	1,000,000	-0-(6)	$0.270	September 24, 2022

Michael Eisele, Chief Operating Officer	166,667	333,333(1)	$0.040	December 11, 2026
	80,000	120,000(2)	$0.172	September 29, 2025
	24,000	16,000(3)	$0.280	December 21, 2024
	200,000	50,000(4)	$0.650	December 11, 2023
	132,000	33,000(7)	$0.640	July 31, 2023
	132,000	33,000(5)	$0.560	January 23, 2023
	150,000	-0-(8)	$0.280	August 9, 2022

James Moe, Chief Financial Officer	150,000	300,000(1)	$0.040	December 11, 2026
	60,000	90,000(2)	$0.172	September 29, 2025
	24,000	16,000(3)	$0.280	December 21, 2024
	160,000	40,000(4)	$0.650	December 11, 2023
	92,000	23,000(5)	$0.560	January 23, 2023
	500,000	-0-(6)	$0.270	September 24, 2022
	200,000	-0-(9)	$1.000	November 1, 2021

(1)Options granted on December 12, 2016, vest in three equal annual installments, commencing one year from the date of grant, and continuing on the next two anniversaries thereof until fully vested.

(2)Options granted on September 30, 2015, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(3)Options granted on December 22, 2014, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(4)Options granted on December 12, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(5)Options granted on January 24, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(6)Options granted on September 25, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(7)Options granted on August 1, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(8)Options granted on August 10, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(9)Options granted on November 2, 2011, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2017.

Director Compensation

No compensation was paid or accrued by us to our directors for the year ended December 31, 2017.

Our compensation committee has not yet recommended policy for board compensation, however option awards have been granted to independent directors upon joining the board. The Company has not paid cash fees to directors and has no formal compensation arrangements with its directors. While there is no set policy regarding board compensation, this may be subject to change by the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2018, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 31, 2018, we had 479,799,900 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 31, 2018. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 110 Fifth Street North, Suite 410, Minneapolis, Minnesota 55403.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director(2)	59,026,893	12.3%
Ken DeCubellis, Chief Executive Officer(3)	46,756,416	9.7%
Michael Eisele, Chief Operating Officer(4)	917,667	*
James Moe, Chief Financial Officer and Corporate Secretary(5)	1,209,000	*
Joseph Lahti, Director(6)	7,191,469	1.5%
Benjamin Oehler, Director(7)	8,595,293	1.8%
Lyle Berman, Director(8)	65,442,663	13.6%
All Directors and Executive Officers as a Group (7 persons)	189,139,401	39.4%
Neil Sell(9) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	46,788,643	9.8%
Sheldon Fleck(10) 1400 International Centre 900 Second Ave. South Minneapolis, MN 55402	46,385,143	9.7%
Gary Raimist(11) 10932 Snow Cloud Court Las Vegas, NV 89135	37,173,130	7.7%
Perkins Capital Management, Inc.(12) 730 Lake Street E. Wayzata, MN 55391	30,094,032	6.3%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	25,000,000	5.0%
Morris and Arlene Goldfarb(13) 21 Fairway Drive Mamaroneck, NY 10543	24,045,878	5.0%

*Indicates beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2018.

(2) Includes 340,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2018, 7,122,290 shares held by certain trusts for the children of Mr. Bradley Berman, and 1,858,980 shares owned by Mr. Bradley Berman’s spouse.

(3) Includes 2,575,196 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2018, 10,550,383 shares owned by Mr. Ken DeCubellis’ spouse and 19,687 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2018.

(4) Includes 887,667 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2018.

(5) Includes 1,209,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2018.

(6) Includes 491,250 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2018 and 200,000 shares held by Mr. Lahti’s spouse.

(7) Includes 580,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2018 and 8,000,293 shares and 15,000 shares which may be purchased pursuant to warrants held by Mr. Oehler’s spouse.

(8) Includes 215,709 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2018. Does not include 37,173,130 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Neil Sell and Mr. Gary Raimist are co-trustees.

(9) Includes 15,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2018 and includes an aggregate of 37,173,130 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is a co-trustee with Mr. Raimist. Does not include 180,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(10) Includes 75,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2018 and 2,000,000 shares of common stock owned by Mr. Fleck’s spouse.

(11) Includes 37,173,130 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Raimist is a co-trustee with Mr. Sell.

(12) Perkins Capital Management, Inc. is an investment advisor with sole power dispose or to direct the disposition of the shares including 45,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2018.

(13) Includes 45,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Office Lease

Until June 30, 2016 we leased office space on a month to month basis where the lessor is an entity owned by our former CEO and current Chairman of the Board of Directors, Bradley Berman. Pursuant to the lease, we occupied approximately 2,813 square feet of office space. We terminated the lease concurrent with our move to another location on June 30, 2016. We paid a total of $36,183 to this entity during the year ended December 31, 2016.

Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants in the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
Audit fees(1)	$28,750	$70,350
Audit related fees	–	–
Tax fees	–	–
All other fees	4,700	8,300
Total	$33,450	$78,650

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2017 and 2016.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2017 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti
Lyle Berman

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 6, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.), Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 9, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc.(incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.6	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.7	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.8	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.9 Ω	Limited Liability Company Agreement of Merced Black Ridge, LLC dated July 21, 2015 (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.10 Ω	Management Services Agreement dated July 21, 2015 by and between Black Ridge Oil & Gas, Inc. and Merced Black Ridge, LLC (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.11	Limited Liability Company Agreement of Black Ridge Holding Company, LLC dated June 21, 2016 (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.12	Management Services Agreement dated June 21, 2016 by and between Black Ridge Oil & Gas, Inc. and Black Ridge Holding Company, LLC (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.13	Standby Purchase Agreement, dated as of May 23, 2017, by and among Black Ridge Oil and Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.10 of the Report on Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 23, 2017)

10.14	Amendment to Standby Purchase Agreement, dated as of September 22, 2017 by and among Black Ridge Oil & Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 26, 2017)

10.15	Assignment Agreement, dated October 2, 2017, by and among Black Ridge Oil & Gas, Inc., Chambers Energy Capital II, LP and CEC II TE, LLC (Incorporated by reference to Exhibit 10.12 on Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2017)

10.16	Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.17	Form of 2018 Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.18*	Registration Rights Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp. and Black Ridge Oil & Gas, Inc.

10.19*	Administrative Services Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp. and Black Ridge Oil & Gas, Inc.

10.20*	Warrant Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company.

10.21*	Rights Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company.

10.22*	Form of Unit Purchase Option between Black Ridge Acquisition Corp. and EarlyBirdCapital, Inc.

10.23*	Form of Letter Agreement from each of Black Ridge Acquisition Corp.’s sponsor, officers and directors.

10.24*	Investment Management Trust Account Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company.

10.25*	Stock Escrow Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp., Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc.

10.26*	Form of Promissory Note issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

101*	Interactive Data Files

* Filed herewith.

Ω Filed subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2018	BLACK RIDGE OIL & GAS, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2017 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Kenneth DeCubellis	Dated: April 12, 2018
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Moe	Dated: April 12, 2018
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Bradley Berman	Dated: April 12, 2018
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: April 12, 2018
Lyle Berman, Director

By: /s/ Joseph Lahti	Dated: April 12, 2018
Joseph Lahti, Director

By: /s/ Benjamin Oehler	Dated: April 12, 2018
Benjamin Oehler, Director

