Form 10-Q
period 2018-03-31
Black Ridge Oil & Gas, Inc.
filed 2018-05-10
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

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

The number of shares of registrant’s common stock outstanding as of May 4, 2018 was 479,799,900.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$976,139	$1,477,089
Accounts receivable	570	1,611
Prepaid expenses	94,484	68,817
Deferred taxes	2,032	18,678
Total current assets	1,073,225	1,566,195

Property and equipment:
Property and equipment	128,156	128,156
Less accumulated depreciation	(120,017)	(117,459)
Total property and equipment, net	8,139	10,697

Restricted cash and investments held in trust	139,455,979	138,980,353

Total assets	$140,537,343	$140,557,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$156,735	$91,186
Accrued expenses	24,288	9,769
Income tax payable	163,743	85,722
Total current liabilities	344,766	186,677

Long term liabilities	–	–

Total liabilities	344,766	186,677

Commitments and contingencies	–	–

Redeemable non-controlling interest	139,239,265	138,870,060

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,799,900 shares issued and outstanding	479,800	479,800
Additional paid-in capital	36,250,429	36,164,596
Accumulated deficit	(35,776,917)	(35,143,888)
Total stockholders' equity	953,312	1,500,508

Total liabilities, redeemable non-controlling interest and stockholders' equity	$140,537,343	$140,557,245

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
Management fee income	$–	$500,000
Total revenues	–	500,000

Operating expenses:
General and administrative expenses
Salaries and benefits	319,740	338,570
Stock compensation	85,833	159,492
Professional services	84,942	66,623
Other general and administrative expenses	151,881	80,218
Total general and administrative expenses	642,396	644,903
Depreciation and amortization	2,558	3,100
Total operating expenses	644,954	648,003

Net operating loss	(644,954)	(148,003)

Other income (expense):
Interest income	417,712	–
Unrealized gain on marketable securities held in Trust Account	57,914	–
Loss on disposal of property and equipment	–	(4,714)
Other income	171	–
Total other income (expense)	475,797	(4,714)

Loss before provision for income taxes	(169,157)	(152,717)

Provision for income taxes	94,667	–

Net loss	(263,824)	(152,717)

Less net income attributable to redeemable non-controlling interest	(369,205)	–

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(633,029)	$(152,717)

Weighted average common shares outstanding - basic	479,799,900	47,979,990
Weighted average common shares outstanding - fully diluted	479,799,900	47,979,990

Net loss per common share - basic	$(0.00)	$(0.00)
Net loss per common share - fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(633,029)	$(152,717)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Interest income	(417,712)	–
Unrealized gain on marketable securities held in Trust Account	(57,914)	–
Net income attributable to redeemable non-controlling interest	369,205	–
Depreciation and amortization	2,558	3,100
Loss on sale of property and equipment	–	4,714
Common stock options issued to employees and directors	85,833	159,492
Decrease (increase) in current assets:
Due from Black Ridge Holding Company LLC	–	587
Accounts receivable	1,041	–
Prepaid expenses	(25,667)	25,645
Deferred taxes	16,646	–
Increase (decrease) in current liabilities:
Accounts payable	65,549	17,259
Accrued expenses	14,519	10,520
Income taxes payable	78,021	–
Net cash provided by (used in) operating activities	(500,950)	68,600

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	–	2,160
Net cash provided by investing activities	–	2,160

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	–	–

NET CHANGE IN CASH	(500,950)	70,760
CASH AT BEGINNING OF PERIOD	1,477,089	66,269
CASH AT END OF PERIOD	$976,139	$137,029

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

On September 26, 2017, the Company finalized an equity raise utilizing a rights offering and backstop agreement, raising net proceeds of $5,051,675 and issuing 431,819,910 shares. The proceeds were used to sponsor the Company’s obligations sponsoring a special purpose acquisition company, discussed below, with the remainder for general corporate purposes.

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

Note 2 – Basis of Presentation and Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and it has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, these consolidated financial statements herein contain the operations of BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Environmental Liabilities

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial losses from environmental accidents or events which would have a material effect on the Company resulting from its previous ownership of oil and gas production assets.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at March 31, 2018 and December 31, 2017 were $39,745 and $39,742, respectively, all held within the trust account.

Restricted cash and securities held in Trust Account

The Company had $39,745 of cash equivalents and $139,416,234 of marketable securities on March 31, 2018 and $39,742 of cash equivalents and $138,940,611 of marketable securities on December 31, 2017 held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or upon the dissolution of BRAC.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $476,139 and $977,089 in excess of FDIC and SIPC insured limits at March 31, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $2,558 and $3,100 for the three months ended March 31, 2018 and 2017, respectively.

Revenue Concentration

All of the Company’s revenue in 2017 was earned from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”). The management services agreement with BRHC was cancelled by BRHC effective June 30, 2017.

Revenue Recognition

The Company recognizes management fee income as services are provided.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $85,833 and $159,492 for the three months ended March 31, 2018 and 2017, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2018, the Company had an unrestricted cash balance of $976,139 and total working capital of $728,459. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally, as part of the Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 to participants in the Backstop Agreement. The warrants fair value was estimated to be $10,135. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The remaining 257,976,602 shares were purchased by non-related parties for proceeds of $2,965,555. The warrants issued to related parties fair value was estimated to be $4,179. The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

On October 10, 2017 and October 18, 2017, in connection with the underwriter exercising its over-allotment option, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company with an initial equity contribution of $25,000. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are being used for general corporate purposes.

Note 5 – BRAC’s IPO, Consolidation of BRAC and Non-controlling Interest

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

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, BRAC sold an additional 1,800,000 Units and sold an additional 45,000 Placement Units to BROG at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Unit) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 ($10.05 per Unit). BROG’s investment in BRAC’s common stock is eliminated in consolidation.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

BRAC will provide the public stockholders, who are the holders of the common stock which was sold as part of the Units in the IPO, whether they are purchased in the IPO or in the aftermarket, or “Public Shares”, including BROG to the extent that it purchases such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of BRAC’s Common stock, irrespective of whether they vote for or against the proposed transaction or if BRAC conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable, divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.09 per Public Share. BRAC will proceed with a Business Combination only if BRAC has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether BRAC will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by BRAC, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and BRAC decides not to hold a stockholder vote for business or other legal reasons, BRAC will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Failure to Consummate a Business Combination

If BRAC is unable to complete the initial Business Combination within the Combination Period, BRAC must: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise fees and income taxes payable divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of BRAC’s remaining stockholders and BRAC’s Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to BRAC’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Consolidation of BRAC and Non-controlling Interest

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and BROG has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, these consolidated financial statements contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a redeemable non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. The net earnings attributable to the IPO shareholders are subtracted from the net gain (loss) for any period to arrive at the net loss attributable to the Company and the non-controlling interest on the balance sheet is adjusted to include the net earnings attributable to the IPO shareholders.

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $30,000 to BROG for such services for the three months ended March 31, 2018. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

BROG’s investment in BRAC and the resulting equity recorded by BRAC have been eliminated upon consolidation. Additionally, as a result of recognizing the fair value of the redeemable shares held by the BRAC IPO shareholders as a non-controlling interest as per FASB ASC 810-10-45-23, BROG has recognized an adjustment of $3,932,126 to additional paid-in capital. The non-controlling interest in BRAC held by the BRAC’s IPO shareholders is presented on the balance sheet as temporary equity.

Note 6 – Cancellation of Management Services Agreement and Sale of BRHC Assets

All of our management fee income in 2017 resulted from our management services agreement with Black Ridge Holding Company (BRHC), a company formed in 2016 as a result of our restructuring and of which we continued to hold a small equity interest, the remainder being held by one of our former creditors. On April 3, 2017, BROG was notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, 2017, BRHC signed a Contribution Agreement that provided for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, the Company was paid for our management services through June 30, 2017.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2018	2017
Prepaid insurance costs	$15,768	$24,999
Prepaid employee benefits	11,193	11,716
Prepaid office and other costs	67,523	32,102
Total prepaid expenses	$94,484	$68,817

Note 8 – Property and Equipment

Property and equipment at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
Property and equipment	$128,156	$128,156
Less: Accumulated depreciation and amortization	(120,017)	(117,459)
Total property and equipment, net	$8,139	$10,697

During the three months ended March 31, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The Company recognized depreciation expense of $2,558 and $3,100 for the three month periods ended March 31, 2018 and 2017, respectively.

Note 9 – Related Party Transactions

On March 1, 2018, the Board of Directors (the “Board”) of the Company approved and adopted the Black Ridge Gas, Inc. 2018 Management Incentive Plan (the “Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “Award Agreement”).

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

The Company currently owns 3,895,000 shares of BRAC common stock and has rights to an additional 445,000 shares that would be issued on the date of the closing of a business combination. The actual number of shares of BRAC stock granted to the Grantees will be determined on the date of closing of a business combination and will be issued one year from that date. The Company will recognize no expense related to the Awards until a business combination is probable.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$139,455,979
Cash and cash equivalents	976,139	$–	$–
Total assets	140,432,118	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$140,432,118	$–	$–

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$138,980,353
Cash and cash equivalents	1,477,089	$–	$–
Total assets	140,457,442	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$140,457,442	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2018 and December 31, 2017.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock.

On September 26, 2017, the Company issued 199,811,421 shares of common stock in a Rights Offering, raising gross proceeds of $2,397,737, and issued an additional 232,008,789 shares in a private placement (the Backstop Agreement), raising gross proceeds of $2,784,102. The Company incurred $130,164 in costs associated with the Rights Offering and Backstop Agreement.

Note 12 – Options

Options Granted

No options were granted during the three months ended March 31, 2018 and 2017.

The Company recognized a total of $85,833, and $159,492 of compensation expense during the three months ended March 31, 2018 and 2017, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $352,682 as of March 31, 2018.

Options Exercised

No options were exercised during the three months ended March 31, 2018 and 2017.

Options Forfeited

No options were forfeited during the three months ended March 31, 2018 and 2017.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2018 and 2017.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2018 and 2017.

Outstanding Warrants

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 14 - BRAC Rights and Warrants

Initial Public Offering

Pursuant to its Initial Public Offering and including the subsequent over-allotment option exercised by the underwriter, BRAC sold 13,800,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50.

Private Placement

Simultaneous with the Initial Public Offering and over-allotment option exercise, BROG purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If BRAC does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

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

Notes to Condensed Financial Statements

(Unaudited)

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

BROG and BRAC file returns independently and do not file as a consolidated group. We currently estimate that our effective tax rate for the year ending December 31, 2018 will be 0% for BROG and 28.7% for BRAC.

For BROG, losses incurred during the period from April 9, 2011 (inception) to March 31, 2018 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2018, net deferred tax assets were $9,989,520, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $9,989,520 was applied to the net deferred tax assets. Therefore BROG has no tax expense for 2018 to date.

For BRAC, the tax expense for the three months ended March 31, 2018 of $94,677 was primarily driven by the Company’s interest income offset by general and administrative expenses resulting in income before provision for income taxes and unrealized gains on marketable securities resulted in a reduction of the deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2018.

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

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosures in these financial statements.

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

On October 10, 2017 the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, BRAC, as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes which may include other investments and acquisitions.

On October 10, 2017, BRAC completed an initial public offering (“IPO”) raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC. BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus its search for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the initial public offering and over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

The Company has determined that BRAC, following its IPO, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and it has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, the financial statements contain the operations of BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected as a non-controlling interest. All significant inter-company transactions have been eliminated.

Going Concern Uncertainty

As of March 31, 2018 our cash balance was $976,139. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Cancellation of Management Services Agreement and Sale of BRHC Assets

All of our management fee income in 2017 resulted from our management services agreement with Black Ridge Holding Company (BRHC), a company formed in 2016 as a result of our restructuring and of which we continued to hold a small equity interest, the remainder being held by one of our former creditors. On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we will be paid for our management services for the three month period ended June 30, 2017.

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

Operating Highlights

General and administrative expenses were $642,396 for the three month period ended March 31, 2018 as compared to $644,903 in the three month period ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)
Management fee income	$–	$500,000	$(500,000)
Total revenues:	–	500,000	(500,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	319,740	338,570	(18,830)
Stock compensation	85,833	159,492	(73,659)
Professional services	84,942	66,623	18,319
Other general and administrative expenses	151,881	80,218	71,663
Total general and administrative expenses	642,396	644,903	(2,507)
Depreciation and amortization	2,558	3,100	(542)
Total operating expenses	644,954	648,003	(3,049)

Net operating loss	(644,954)	(148,003)	(496,951)

Other income (expense)	475,797	(4,714)	480,511

Loss before provision for income taxes	(169,157)	(152,717)	(16,440)

Provision for income taxes	94,667	–	94,667

Net loss	(263,824)	(152,717)	(111,107)

Less: Net income attributable to redeemable non-controlling interest	(369,205)	–	(369,205)

Net loss attributable to Black ridge Oil & Gas, Inc.	$(633,029)	$(152,717)	$(480,312)

Management Fee Revenue

The Company earned no management fees during the three months ended March 31, 2018. Management fees represent fees of $500,000 for the three months ended March 31, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2018 were $319,740 compared to $338,570 for the three months ended March 31, 2017, a decrease of $18,830, or 6%. Base salaries were consistent between the two periods, however we had one less employee in the 2018 period than the 2017 period.

Stock compensation

Stock compensation expense for the three months ended March 31, 2018 was $85,833 compared to $159,492 for the three months ended March 31, 2017, a decrease of $73,659 or 46%. No new stock compensation awards were granted in 2017 and in 2017 awards from 2012, which had valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $84,942 for the 2018 period compared to $66,623 for the 2017 period, an increase of $18,319 or 27%. The increase primarily relates to increased accounting and legal services due to running two public companies, BROG and BRAC.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2018 were $151,881 compared to $80,218 for the three months ended March 31, 2017, an increase of $71,663, or 89%. The increase is attributable to increased travel and meals and entertainment related to the search for a BRAC business combination and increased investor relations, stock services and public company listing fees with two public companies.

Depreciation

Depreciation expense for the three months ended March 31, 2018 was $2,558, compared to $3,100 for the three months ended March 31, 2017.

Other income (expense)

In the three months ended March 31, 2018 other income was $475,797 consisting primarily of activity in the restricted trust account including interest income of $417,712 and unrealized gains of $57,914. In the 2017 period we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714.

Provision for Income Taxes

We had $94,667 of tax expense for the three months ended March 31, 2018 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2018 or 2017 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2018 and December 31, 2017, respectively.

	March 31,	December 31,
	2018	2017
Current Assets	$1,073,225	$1,566,195

Current Liabilities	$344,766	$186,677

Working Capital	$728,459	$1,379,518

As of March 31, 2018 we had positive working capital of $728,459.

The following table summarizes our cash flows during the three month periods ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(500,950)	$68,600
Net cash provided by (used in) investing activities	–	2,160
Net cash provided by financing activities	–	–

Net change in cash and cash equivalents	$500,950	$70,760

Net cash provided by (used in) operating activities was ($500,950) and $68,600 for the three months ended March 31, 2018 and 2017, respectively, a period over period decrease of $569,550. The decrease was primarily due to management fee income of $500,000 in the 2017 period. Changes in working capital from operating activities resulted in an increase in cash of $150,109 in the three months ended March 31, 2018 as compared to an increase in cash of $54,011 for the same period in the previous year, primarily driven by changes in prepaid expenses and accounts payable between periods.

We had no investing activity in the 2018 period. Net cash provided by investing activities was $2,160 for the three months ended March 31, 2017 all from proceeds of $2,160 from the sale of fixed assets no longer needed by the Company.

We had no financing activity in either the 2018 period or the 2017 period.

Cancellation of Management Services Agreement and Sale of BRHC Assets

All of our management fee income in 2017 resulted from our management services agreement with Black Ridge Holding Company (BRHC), a company formed in 2016 as a result of our restructuring and of which we continued to hold a small equity interest, the remainder being held by one of our former creditors. On April 3, 2017, we were notified by BRHC of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provided for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, the Company was paid for our management services through June 30, 2017.

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

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2018, our balance of cash and cash equivalents was $976,139. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

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

Our critical accounting policies are more fully described in Note 1 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)
10.2	Form of 2018 Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 10, 2018	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

