Form 10-Q
period 2018-06-30
Black Ridge Oil & Gas, Inc.
filed 2018-08-09
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

The number of shares of registrant’s common stock outstanding as of August 8, 2018 was 479,799,900.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$413,112	$1,477,089
Accounts receivable	574	1,611
Prepaid expenses	98,669	68,817
Deferred taxes	1,226	18,678
Total current assets	513,581	1,566,195

Property and equipment:
Property and equipment	128,156	128,156
Less accumulated depreciation	(122,574)	(117,459)
Total property and equipment, net	5,582	10,697

Restricted cash and investments held in trust	139,956,554	138,980,353

Total assets	$140,475,717	$140,557,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$92,544	$91,186
Accrued expenses	1,972	9,769
Income tax payable	184,227	85,722
Total current liabilities	278,743	186,677

Long term liabilities	–	–

Total liabilities	278,743	186,677

Commitments and contingencies	–	–

Redeemable non-controlling interest	139,694,307	138,870,060

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares
authorized, 479,799,900 shares issued and outstanding	479,800	479,800
Additional paid-in capital	36,331,359	36,164,596
Accumulated deficit	(36,308,492)	(35,143,888)
Total stockholders' equity	502,667	1,500,508

Total liabilities, redeemable non-controlling interest and stockholders' equity	$140,475,717	$140,557,245

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017

Management fee income	$–	$500,000	$–	$1,000,000
Total revenues	–	500,000	–	1,000,000

Operating expenses:
General and administrative expenses
Salaries and benefits	308,587	336,858	628,327	675,428
Stock compensation	80,930	159,492	166,763	318,984
Professional services	26,384	30,113	111,326	96,736
Other general and administrative expenses	141,281	76,397	293,162	156,615
Total general and administrative expenses	557,182	602,860	1,199,578	1,247,763
Depreciation and amortization	2,557	2,634	5,115	5,734
Total operating expenses	559,739	605,494	1,204,693	1,253,497

Net operating loss	(559,739)	(105,494)	(1,204,693)	(253,497)

Other income (expense):
Interest income	628,390	–	1,046,102	–
Unrealized gain on marketable securities held in Trust Account	2,806	–	60,720	–
Loss on disposal of property and equipment	–	–	–	(4,714)
Other income	569	–	740	–
Total other income (expense)	631,765	–	1,107,562	(4,714)

Income (loss) before provision for income taxes	72,026	(105,494)	(97,131)	(258,211)

Provision for income taxes	148,559	–	243,226	–

Net loss	(76,533)	(105,494)	(340,357)	(258,211)

Less net income attributable to redeemable non-controlling interest	(455,042)	–	(824,247)	–

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(531,575)	$(105,494)	$(1,164,604)	$(258,211)

Weighted average common shares outstanding - basic and fully diluted	479,799,900	47,979,990	479,799,900	47,979,990

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,164,604)	$(258,211)
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Net income attributable to redeemable non-controlling interest	824,247	–
Interest income	(1,046,102)	–
Unrealized gain on marketable securities held in Trust Account	(60,720)	–
Depreciation and amortization	5,115	5,734
Loss on sale of property and equipment	–	4,714
Common stock options issued to employees and directors	166,763	318,984
Decrease (increase) in current assets:
Accounts receivable	1,037	–
Due from Black Ridge Holding Company LLC	–	765
Prepaid expenses	(29,852)	40,701
Deferred taxes	17,452	–
Increase (decrease) in current liabilities:
Accounts payable	1,358	47,358
Accrued expenses	(7,797)	(13,534)
Taxes payable	98,505	–
Net cash provided by (used in) operating activities	(1,194,598)	146,511

CASH FLOWS FROM INVESTING ACTIVITIES
Interest income released from Trust Account for taxes and franchise fees	130,621	–
Proceeds from sale of property and equipment	–	2,160
Net cash provided by investing activities	130,621	2,160

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering costs	–	(167,646)
Net cash provided by (used in) financing activities	–	(167,646)

NET CHANGE IN CASH	(1,063,977)	(18,975)
CASH AT BEGINNING OF PERIOD	1,477,089	66,269
CASH AT END OF PERIOD	$413,112	$47,294

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$127,269	$–

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at June 30, 2018 and December 31, 2017 were $673 and $39,742, respectively, all held within the trust account.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $977,089 in excess of FDIC and SIPC insured limits at June 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

Restricted cash and securities held in Trust Account

The Company had $673 of cash equivalents and $139,955,881 of marketable securities on June 30, 2018 and $39,742 of cash equivalents and $138,940,611 of marketable securities on December 31, 2017 held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or upon the dissolution of BRAC.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $5,115 and $5,734 for the six months ended June 30, 2018 and 2017, respectively.

Revenue Concentration

All of the Company’s revenue in 2017 was earned from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”). The management services agreement with BRHC was cancelled by BRHC effective June 30, 2017.

Revenue Recognition

The Company recognizes management fee income as services are provided.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $166,763 and $318,984 for the six months ended June 30, 2018 and 2017, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2018, the Company had an unrestricted cash balance of $413,112 and total working capital of $234,838. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

The Company continues to pursue sources of additional capital through various management fee agreements and financing transactions or arrangements, including joint venturing of projects, equity financing or other means. Additionally, as online gambling becomes legal in certain states, we may be due additional proceeds from our legacy settlement agreement with successors of Peerless/Electra Works if they choose to obtain licenses to operate in those states. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

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

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally, as part of the Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 to participants in the Backstop Agreement. The fair value of the warrants was estimated to be $10,135. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The remaining 257,976,602 shares were purchased by non-related parties for proceeds of $2,965,555. The fair value of the warrants issued to related parties was estimated to be $4,179. The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity.

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

BRAC’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that BRAC will be able to complete a Business Combination successfully. Upon the closing of the IPO, $10.05 per Unit sold in the IPO, including some of the proceeds of the Private Placements was deposited in a trust account (“Trust Account”) to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) BRAC’s failure to consummate a Business Combination within 21 months from the consummation of the IPO (the “Combination Period”). Placing funds in the Trust Account may not protect those funds from third party claims against BRAC. Although BRAC will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with BRAC waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Trust Account is maintained by a third party trustee. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to BRAC for any amounts that are necessary to pay BRAC’s income and other tax obligations and up to $50,000 that may be used to pay for the costs of liquidating BRAC. BROG has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.05 per share by the claims of target businesses or claims of vendors or other entities that are owed money by BRAC for services rendered or contracted for or products sold to BRAC, but there is no assurance that BROG will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement entered into by BROG specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with BRAC waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended.

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

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $60,000 to BROG for such services for the six months ended June 30, 2018. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

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

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2018	2017
Prepaid insurance costs	$42,696	$24,999
Prepaid employee benefits	11,034	11,716
Prepaid office and other costs	44,939	32,102
Total prepaid expenses	$98,669	$68,817

Note 8 – Property and Equipment

Property and equipment at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
Property and equipment	$128,156	$128,156
Less: Accumulated depreciation and amortization	(122,574)	(117,459)
Total property and equipment, net	$5,582	$10,697

During the six months ended June 30, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The Company recognized depreciation expense of $5,115 and $5,734 for the six month periods ended June 30, 2018 and 2017, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$139,956,554
Cash and cash equivalents	413,112	$–	$–
Total assets	140,369,666	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$140,369,666	$–	$–

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$138,980,353
Cash and cash equivalents	1,477,089	$–	$–
Total assets	140,457,442	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$140,457,442	$–	$–

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

Note 12 – Options

Options Granted

No options were granted during the six months ended June 30, 2018 and 2017.

The Company recognized a total of $166,763 and $318,984 of compensation expense during the six months ended June 30, 2018 and 2017, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $271,752 as of June 30, 2018.

Options Exercised

No options were exercised during the six months ended June 30, 2018 and 2017.

Options Forfeited

A total of 22,000 options were forfeited during the six months ended June 30, 2018. No options were forfeited during the six months ended June 30, 2017.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the six months ended June 30, 2018 and 2017.

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2018 and 2017.

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

For BROG, losses incurred during the period from April 9, 2011 (inception) to June 30, 2018 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2018, net deferred tax assets were $10,117,350, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $10,117,350 was applied to the net deferred tax assets. Therefore BROG has no tax expense for 2018 to date.

For BRAC, the tax expense for the six months ended June 30, 2018 of $243,226 was primarily driven by the Company’s interest income offset by general and administrative expenses resulting in income before the provision for income taxes and unrealized gains on marketable securities resulted in a reduction of the deferred tax asset.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before, June 30, 2018.

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

Going Concern Uncertainty

As of June 30, 2018 our cash balance was $413,112. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, equity financing or other means. Additionally, as online gambling becomes legal in certain states, we may be due additional proceeds from our legacy settlement agreement with successors of Peerless/Electra Works if they choose to obtain a license and operate in those states. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

Operating Highlights

General and administrative expenses were $557,182 for the three month period ended June 30, 2018 as compared to $602,860 for the three month period ended June 30, 2017.

Results of Operations for the Three Months Ended June 30, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)

Management fee income	$–	$500,000	$(500,000)
Total revenues:	–	500,000	(500,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	308,587	336,858	(28,271)
Stock compensation	80,930	159,492	(78,562)
Professional services	26,384	30,113	(3,729)
Other general and administrative expenses	141,281	76,397	64,884
Total general and administrative expenses	557,182	602,860	(45,678)
Depreciation and amortization	2,557	2,634	(77)
Total operating expenses	559,739	605,494	(45,755)

Net operating loss	(559,739)	(105,494)	(454,245)

Other income (expense)
Interest income	628,390	–	628,390
Losses on marketable securities held in Trust Account	2,806	–	2,806
Other income	569	–	569
Total other income (expense)	631,765	–	631,765

Gain (loss) before provision for income taxes	72,026	(105,494)	177,520

Provision for income taxes	148,559	–	148,559

Net loss	(76,533)	(105,494)	28,961

Less income attributable to redeemable non-controlling interest	(455,042)	–	(455,042)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(531,575)	$(105,494)	$(426,081)

Management Fee Revenue

The Company earned no management fees during the three months ended June 30, 2018. The Company had management fees of $500,000 for the three months ended June 30, 2017, entirely related to our management services agreement with BRHC, which was cancelled effective June 30, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2018 were $308,587 compared to $336,858 for the three months ended June 30, 2017, a decrease of $28,271, or 8%. Base salaries were consistent between the two periods, however we had one less employee in the 2018 period than the 2017 period.

Stock compensation

Stock compensation expense for the three months ended June 30, 2018 was $80,930 compared to $159,492 for the three months ended June 30, 2017, a decrease of $78,562 or 49%. No new stock compensation awards were granted in 2017 and in 2017 awards from 2012, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $26,384 for the 2018 period compared to $30,113 for the 2017 period, a decrease of $3,729 or 12%. The decrease primarily relates to decreased use of legal services .

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2018 were $141,281 compared to $76,397 for three months ended June 30, 2017, an increase of $64,884, or 85%. The increase is attributable to increased travel and travel related expenses attributable to the search for a BRAC business combination and increased insurance, investor relations, stock services and public company listing fees with two public companies.

Depreciation

Depreciation expense for the three months ended June 30, 2018 was $2,557, compared to $2,634 for three months ended June 30, 2017.

Other income (expense)

In the three months ended June 30, 2018 other income was $631,765 consisting primarily of activity in the restricted trust account including interest income of $628,390 and investment losses of $2,806. In the 2017 period we had no other income.

Provision for Income Taxes

We had $148,559 of tax expense for the three months ended June 30, 2018 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2018 or 2017 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Results of Operations for the Six Months Ended June 30, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2018 and 2017, respectively.

	Six Months Ended
	June 30,		Increase /
	2018	2017	(Decrease)

Management fee income	$–	$1,000,000	$(1,000,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	628,327	675,428	(47,101)
Stock compensation	166,763	318,984	(152,221)
Professional services	111,326	96,736	14,590
Other general and administrative expenses	293,162	156,615	136,547
Total general and administrative expenses	1,199,578	1,247,763	(48,185)
Depreciation and amortization	5,115	5,734	(619)
Total operating expenses	1,204,693	1,253,497	(48,804)

Net operating loss	(1,204,693)	(253,497)	(951,196)

Other income (expense)
Interest Income	1,046,102	–	1,046,102
Gains on marketable securities held in Trust Account	60,720	–	60,720
Loss on disposal of property and equipment	–	(4,714)	4,714
Other income	740	–	740
Total other income (expense)	1,107,562	(4,714)	1,112,276

Gain (loss) before provision for income taxes	(97,131)	(258,211)	161,080

Provision for income taxes	243,226	–	243,226

Net loss	(340,357)	(258,211)	(82,146)

Less income attributable to redeemable non-controlling interest	(824,247)	–	(824,247)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,164,604)	$(258,211)	$(906,393)

Management Fee Revenue

The Company earned no management fees during the six months ended June 30, 2018. The Company had management fees of $1,000,000 for the six months ended June 30, 2017, entirely related to our management services agreement with BRHC, which was cancelled effective June 30, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2018 were $628,327 compared to $675,428 for the six months ended June 30, 2017, a decrease of $47,101, or 7%. Base salaries were consistent between the two periods, however we had one less employee in the 2018 period than the 2017 period.

Stock compensation

Stock compensation expense for the six months ended June 30, 2018 was $166,763 compared to $318,984 for the six months ended June 30, 2017, a decrease of $152,221 or 48%. No new stock compensation awards were granted in 2017 and in 2017 awards from 2012, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $111,326 for the 2018 period compared to $96,736 for the 2017 period, an increase of $14,590 or 15%. The increase primarily relates to increased accounting and legal services, primarily in the first quarter related to running two public companies, BROG and BRAC.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2018 were $293,162 compared to $156,615 for six months ended June 30, 2017, an increase of $136,547, or 87%. The increase is attributable to increased travel and travel related expenses attributable to the search for a BRAC business combination and increased investor relations, stock services and public company listing fees with two public companies.

Depreciation

Depreciation expense for the six months ended June 30, 2018 was $5,115, compared to $5,734 for the six months ended June 30, 2017.

Other income (expense)

In the six months ended June 30, 2018 other income was $1,107,562 consisting primarily of activity in the restricted trust account including interest income of $1,046,102 and investment gains of $60,720. In the 2017 period we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714.

Provision for Income Taxes

We had $243,226 of tax expense for the six months ended June 30, 2018 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2018 or 2017 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
Current Assets	$513,581	$1,566,195

Current Liabilities	$278,743	$186,677

Working Capital	$234,838	$1,379,518

As of June 30, 2018 we had positive working capital of $236,404.

The following table summarizes our cash flows during the six month periods ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,194,598)	$146,511
Net cash provided by (used in) investing activities	130,621	2,160
Net cash provided by (used in) financing activities	–	(167,646)

Net change in cash and cash equivalents	$(1,063,977)	$(18,975)

Net cash used in operating activities was $1,194,598 for the six months ended June 30, 2018 and net cash provided by operations was $146,511 for the six months ended June 30, 2017, a period over period decrease of $1,341,109. The primary contributor to the difference was the lack of revenue in 2018 while revenue in the 2017 period was $1,000,000, all from our management services agreement with BRHC. Changes in working capital from operating activities resulted in an increase in cash of $80,703 in the six months ended June 30, 2018 as compared to an increase in cash of $75,290 for the same period in the previous year, with 2018 primarily driven by an increase in taxes payable and 2017 driven by an increase in accounts payable and a decrease in prepaid expenses.

Net cash provided by investing activities was $130,621 and $2,160 for the six months ended June 30, 2018 and 2017, respectively. The cash provided from investing activities in 2018 was the result of cash released from the Trust Account to pay for taxes and franchise fees. The $2,160 in cash provided by investing activities in 2017 was from the sale of fixed assets no longer needed by the Company.

We had no financing activity in the 2018 period. Net cash used in financing activities was $167,646 for the six months ended June 30, 2017. During the 2017 period we paid $167,646 in prepaid offering costs related to proposed stock equity offerings of both BROG and BRAC.

Cancelation of Management Services Agreement and Sale of BRHC Assets

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

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2018, our balance of cash and cash equivalents was $413,212. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from new partners and additional financing in the form of equity or debt as needed. Additionally, as online gambling becomes legal in certain states, we may be due additional proceeds from our legacy settlement agreement with the successors of Peerless/Electra Works if they choose to obtain a license and operate in those states.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BLACK RIDGE OIL & GAS, INC.

Dated: August 9, 2018	By: /s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	By: /s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

