Form 10-Q
period 2018-09-30
Black Ridge Oil & Gas, Inc.
filed 2018-11-08
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	[ X ]	No	[__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[ X ]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of November 7, 2018 was 479,844,900.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$2,138,678	$1,477,089
Accounts receivable	–	1,611
Prepaid expenses	116,458	68,817
Deferred taxes	–	18,678
Total current assets	2,255,136	1,566,195

Property and equipment:
Property and equipment	128,156	128,156
Less accumulated depreciation	(125,109)	(117,459)
Total property and equipment, net	3,047	10,697

Restricted cash and investments held in trust	140,580,447	138,980,353

Total assets	$142,838,630	$140,557,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$107,879	$91,186
Accrued expenses	21,843	9,769
Income tax payable	317,125	85,722
Deferred taxes	182	–
Total current liabilities	447,029	186,677

Long term liabilities	–	–

Total liabilities	447,029	186,677

Commitments and contingencies	–	–

Redeemable non-controlling interest	140,207,547	138,870,060

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 and 479,799,900 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	479,845	479,800
Additional paid-in capital	36,409,666	36,164,596
Accumulated deficit	(34,705,457)	(35,143,888)
Total stockholders' equity	2,184,054	1,500,508

Total liabilities, redeemable non-controlling interest and stockholders' equity	$142,838,630	$140,557,245

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Management fee income	$–	$–	$–	$1,000,000
Total revenues	–	–	–	1,000,000

Operating expenses:
General and administrative expenses
Salaries and benefits	285,839	331,284	914,166	1,006,712
Stock compensation	77,901	154,069	244,664	473,053
Professional services	39,348	11,783	150,674	108,519
Other general and administrative expenses	141,321	72,071	434,483	228,686
Total general and administrative expenses	544,409	569,207	1,743,987	1,816,970
Depreciation and amortization	2,535	2,557	7,650	8,291
Total operating expenses	546,944	571,764	1,751,637	1,825,261

Net operating loss	(546,944)	(571,764)	(1,751,637)	(825,261)

Other income (expense):
Interest income	676,147	–	1,722,249	–
Unrealized gain on marketable securities held in Trust Account	4,898	–	65,618	–
Settlement income	2,250,000	–	2,250,000	–
Settlement expense	(112,500)	–	(112,500)	–
Interest expense	–	(8,713)	–	(8,713)
Loss on disposal of property and equipment	–	–	–	(4,714)
Other income	200	–	940	–
Total other income (expense)	2,818,745	(8,713)	3,926,307	(13,427)

Income (loss) before provision for income taxes	2,271,801	(580,477)	2,174,670	(838,688)

Provision for income taxes	155,526	–	398,752	–

Net income (loss)	2,116,275	(580,477)	1,775,918	(838,688)

Less net income attributable to redeemable non-controlling interest	(513,240)	–	(1,337,487)	–

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$1,603,035	$(580,477)	$438,431	$(838,688)

Weighted average common shares outstanding - basic	479,821,911	64,438,566	479,807,318	53,526,470
Weighted average common shares outstanding - fully diluted	480,042,964	64,438,566	480,045,271	53,526,470

Net income (loss) per common share - basic	$0.00	$(0.01)	$0.00	$(0.02)
Net income (loss) per common share - fully diluted	$0.00	$(0.01)	$0.00	$(0.02)

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$438,431	$(838,688)
Adjustments to reconcile net income (loss) attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Net income attributable to redeemable non-controlling interest	1,337,487	–
Interest income	(1,722,249)	–
Unrealized gain on marketable securities held in Trust Account	(65,618)	–
Depreciation and amortization	7,650	8,291
Loss on sale of property and equipment	–	4,714
Common stock options issued to employees and directors	244,664	473,053
Decrease (increase) in current assets:
Accounts receivable	1,611	–
Due from Black Ridge Holding Company LLC	–	765
Prepaid expenses	(47,641)	46,772
Deferred taxes	18,860	–
Increase (decrease) in current liabilities:
Accounts payable	16,694	50,088
Accrued expenses	12,074	8,326
Taxes payable	231,403	–
Net cash provided by (used in) operating activities	473,366	(246,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest income released from Trust Account for payment of taxes and franchise fees	187,773	–
Proceeds from sale of property and equipment	–	2,160
Net cash provided by investing activities	187,773	2,160

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	450	–
Proceeds from sale of stock, net	–	2,965,555
Proceeds from sale of stock, related party, net	–	2,086,120
Proceeds from promissory note	–	500,000
Repayment of promissory note	–	(500,000)
Payment of deferred offering costs	–	(151,549)
Net cash provided by financing activities	450	4,900,126

NET CHANGE IN CASH	661,589	4,655,607
CASH AT BEGINNING OF PERIOD	1,477,089	66,269
CASH AT END OF PERIOD	$2,138,678	$4,721,876

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$8,713
Income taxes paid	$148,489	$–

See accompanying notes to financial statements.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at September 30, 2018 and December 31, 2017 were $623 and $39,742, respectively, all held within the trust account.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $1,822,733 and $977,089 in excess of FDIC and SIPC insured limits at September 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in such accounts.

Restricted cash and securities held in Trust Account

The Company had $623 of cash equivalents and $140,579,824 of marketable securities on September 30, 2018 and $39,742 of cash equivalents and $138,940,611 of marketable securities on December 31, 2017 held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or upon the dissolution of BRAC.

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

Basic and Diluted Loss Per Share

The basic net loss per share is computed by dividing the net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding – basic	479,821,911	64,438,566	479,807,318	53,526,470
Plus: Potentially dilutive common shares:
Stock options and warrants	221,053	–	237,953	–
Weighted average common shares outstanding – diluted	480,042,964	64,438,566	480,045,271	53,526,470

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 10,835,300 and 11,380,000 for the three months ended September 30, 2018 and 2017, respectively, and 10,835,300 and 11,380,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $7,650 and $8,291 for the nine months ended September 30, 2018 and 2017, respectively.

Revenue Concentration

All of the Company’s revenue in 2017 was earned from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”). The management services agreement with BRHC was cancelled by BRHC effective June 30, 2017.

Revenue Recognition

The Company recognizes management fee income as services are provided.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $244,664 and $473,053 for the nine months ended September 30, 2018 and 2017, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2018, the Company had an unrestricted cash balance of $2,138,678 and total working capital of $1,808,107. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

Note 5 – BRAC’s IPO, Consolidation of BRAC and Non-controlling Interest

BRAC’s IPO

The registration statement for BRAC’s IPO was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the Initial Public Offering of 12,000,000 units, generating gross proceeds of $120,000,000.

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

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $90,000 to BROG for such services for the nine months ended September 30, 2018. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

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

Note 7 – Settlement Income

On August 21, 2018, the Company entered into an agreement to modify the terms of the Settlement Agreement and Release entered into as of September 27, 2012 between the Company, Peerless Media, Ltd. and ElectraWorks, Ltd.. Based on the new agreement, the Company received $2.25 million and agreed to terminate its rights to any additional payments under the original Settlement Agreement. The Company also paid a 5% fee of $112,500 to a former officer as part of an agreement with the former officer related to the 2012 settlement agreement.

Note 8 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2018	2017
Prepaid insurance costs	$35,724	$24,999
Prepaid employee benefits	11,034	11,716
Prepaid office and other costs	69,700	32,102
Total prepaid expenses	$116,458	$68,817

Note 9 – Property and Equipment

Property and equipment at September 30, 2018 and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
Property and equipment	$128,156	$128,156
Less: Accumulated depreciation and amortization	(125,109)	(117,459)
Total property and equipment, net	$3,047	$10,697

During the nine months ended September 30, 2017 we sold certain assets with a net book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

The Company recognized depreciation expense of $7,650 and $8,291 for the nine month periods ended September 30, 2018 and 2017, respectively.

Note 10 – Related Party Transactions

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

The Company currently owns 3,895,000 shares of BRAC common stock and has rights to an additional 445,000 shares that would be issued on the date of the closing of a business combination. The actual number of shares of BRAC stock granted to the Grantees will be determined on the date of closing of a business combination and will be issued one year from that date. The Company will recognize no expense related to the Awards until a specific business combination is probable.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$140,580,447
Cash and cash equivalents	2,138,678	$–	$–
Total assets	142,719,125	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$142,719,125	$–	$–

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$138,980,353
Cash and cash equivalents	1,477,089	$–	$–
Total assets	140,457,442	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$140,457,442	$–	$–

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

The Company issued 45,000 shares during the nine months ended September 30, 2018 as a result of warrant exercises, receiving net proceeds of $450.

Note 13 – Options

Options Granted

No options were granted during the nine months ended September 30, 2018 and 2017.

The Company recognized a total of $244,664 and $473,053 of compensation expense during the nine months ended September 30, 2018 and 2017, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $193,851 as of September 30, 2018.

Options Exercised

No options were exercised during the nine months ended September 30, 2018 and 2017.

Options Forfeited

A total of 22,000 options were forfeited during the nine months ended September 30, 2018. No options were forfeited during the nine months ended September 30, 2017.

Note 14 – Warrants

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

No warrants were granted during the nine months ended September 30, 2018.

Warrants Exercised

Warrants to purchase 45,000 shares were exercised in the nine months ended September 30, 2018 for proceeds of $450.

Note 15 - BRAC Rights and Warrants

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

For BROG, losses incurred during the period from April 9, 2011 (inception) to September 30, 2018 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2018, net deferred tax assets were $9,619,748, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $9,619,748 was applied to the net deferred tax assets. Therefore BROG has no tax expense for 2018 to date.

For BRAC, the tax expense for the nine months ended September 30, 2018 of $398,752 was primarily driven by the Company’s interest income offset by general and administrative expenses resulting in income before the provision for income taxes. Unrealized gains on marketable securities resulted in a reduction of the deferred tax asset of $18,678 as of December 31, 2017 and created the deferred tax liability of $182 as of September 30, 2018.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before, September 30, 2018.

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

Note 18 – Subsequent Events

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

Going Concern Uncertainty

As of September 30, 2018 our cash balance was $2,138,678. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Operating Highlights

General and administrative expenses were $544,409 for the three month period ended September 30, 2018 as compared to $569,207 for the three month period ended September 30, 2017. In 2018 we received settlement income, net of related settlement expense, of $2,137,500 related to the settlement of the contingent portion of a 2012 settlement agreement.

Results of Operations for the Three Months Ended September 30, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)

Management fee income	$–	$–	$–
Total revenues:	–	–	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	285,839	331,284	(45,445)
Stock compensation	77,901	154,069	(76,168)
Professional services	39,348	11,783	27,565
Other general and administrative expenses	141,321	72,071	69,250
Total general and administrative expenses	544,409	569,207	(24,798)
Depreciation and amortization	2,535	2,557	(22)
Total operating expenses	546,944	571,764	(24,820)

Net operating loss	(546,944)	(571,764)	24,820

Other income (expense)
Settlement income	2,250,000	–	2,250,000
Settlement expense	(112,500)	–	(112,500)
Interest income	676,147	–	676,147
Losses on marketable securities held in Trust Account	4,898	–	4,898
Interest expense	–	(8,713)	8,713
Other income	200	–	200
Total other income (expense)	2,818,745	(8,713)	2,827,458

Income (loss) before provision for income taxes	2,271,801	(580,477)	2,852,278

Provision for income taxes	155,526	–	155,526

Net income (loss)	2,116,275	(580,477)	2,696,752

Less income attributable to redeemable non-controlling interest	(513,240)	–	(513,240)

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$1,603,035	$(580,477)	$2,183,512

Management Fee Revenue

The Company earned no management fees during the three months ended September 30, 2018 and 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2018 were $285,839 compared to $331,284 for the three months ended September 30, 2017, a decrease of $45,445, or 14%. Base salaries were consistent between the two periods, however we had one less employee in the 2018 period than the 2017 period.

Stock compensation

Stock compensation expense for the three months ended September 30, 2018 was $77,901 compared to $154,069 for the three months ended September 30, 2017, a decrease of $76,168 or 49%. No new stock compensation awards were granted in 2017 and in 2017 awards from 2012, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $39,348 for the 2018 period compared to $11,783 for the 2017 period, an increase of $27,565 or 234%. The increase primarily relates to increased use of legal services and accounting services as a result of maintaining two public companies in 2018.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2018 were $141,321 compared to $72,071 for three months ended September 30, 2017, an increase of $69,250, or 96%. The increase is attributable to increased travel and travel related expenses attributable to the search for a BRAC business combination and increased insurance, investor relations, stock services and public company listing fees with two public companies.

Depreciation

Depreciation expense for the three months ended September 30, 2018 was $2,535, compared to $2,557 for three months ended September 30, 2017.

Other income (expense)

In the three months ended September 30, 2018 other income was $2,818,745 consisting primarily of net settlement income of $2,137,500 resulting from the final settlement of the contingent portion of a 2012 settlement agreement and activity in the restricted trust account including interest income of $676,147 and investment income of $4,898. In the 2017 period we incurred interest expense of $8,713 related to a $500,000 promissory note to a lender for the period that was advanced and repaid during the period and includes loan origination fees and related costs which were charged directly to interest expense.

Provision for Income Taxes

We had $155,526 of tax expense for the three months ended September 30, 2018 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2018 or 2017 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)

Management fee income	$–	$1,000,000	$(1,000,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	914,166	1,006,712	(92,546)
Stock compensation	244,664	473,053	(228,389)
Professional services	150,674	108,519	42,155
Other general and administrative expenses	434,483	228,686	205,797
Total general and administrative expenses	1,743,987	1,816,970	(72,983)
Depreciation and amortization	7,650	8,291	(641)
Total operating expenses	1,751,637	1,825,261	(73,624)

Net operating loss	(1,751,637)	(825,261)	(926,376)

Other income (expense)
Settlement income	2,250,000	–	2,250,000
Settlement expense	(112,500)	–	(112,500)
Interest Income	1,722,249	–	1,722,249
Gains on marketable securities held in Trust Account	65,618	–	65,618
Interest expense	–	(8,713)	8,713
Loss on disposal of property and equipment	–	(4,714)	4,714
Other income	940	–	940
Total other income (expense)	3,926,307	(13,427)	3,939,734

Income (loss) before provision for income taxes	2,174,670	(838,688)	3,013,358

Provision for income taxes	398,752	–	398,752

Net income (loss)	1,775,918	(838,688)	2,614,606

Less income attributable to redeemable non-controlling interest	(1,337,487)	–	(1,337,487)

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$438,431	$(838,688)	$1,277,119

Management Fee Revenue

The Company earned no management fees during the nine months ended September 30, 2018. The Company had management fees of $1,000,000 for the nine months ended September 30, 2017, entirely related to our management services agreement with BRHC, which was cancelled effective June 30, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2018 were $914,166 compared to $1,006,712 for the nine months ended September 30, 2017, a decrease of $92,546, or 9%. Base salaries were consistent between the two periods, however we had one less employee in the 2018 period than the 2017 period.

Stock compensation

Stock compensation expense for the nine months ended September 30, 2018 was $244,664 compared to $473,053 for the nine months ended September 30, 2017, a decrease of $228,389 or 48%. No new stock compensation awards were granted in 2017 and in 2017 awards from 2012, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $150,674 for the 2018 period compared to $108,519 for the 2017 period, an increase of $42,155 or 39%. The increase primarily relates to increased accounting and legal services related to running two public companies, BROG and BRAC.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2018 were $434,483 compared to $228,686 for nine months ended September 30, 2017, an increase of $205,797, or 90%. The increase is attributable to increased travel and travel related expenses related to the search for a BRAC business combination and increased investor relations, stock services and public company listing fees with two public companies.

Depreciation

Depreciation expense for the nine months ended September 30, 2018 was $7,650, compared to $8,291 for the nine months ended September 30, 2017.

Other income (expense)

In the nine months ended September 30, 2018 other income was $3,926,307 consisting primarily of net settlement income of $2,137,500 resulting from the final settlement of the contingent portion of a 2012 settlement agreement and activity in the restricted trust account including interest income of $1,722,249 and investment gains of $65,618.

In the 2017 period we incurred interest expense of $8,713 related to a $500,000 promissory note to a lender for the period that was advanced and repaid during the period and includes loan origination fees and related costs which were charged directly to interest expense. Additionally, in 2017 we sold certain assets no longer utilized for proceeds of $2,160, resulting in a loss of $4,714.

Provision for Income Taxes

We had $398,752 of tax expense for the nine months ended September 30, 2018 representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2018 or 2017 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,
	2018	2017
Current Assets	$2,255,136	$1,566,195

Current Liabilities	$447,029	$186,677

Working Capital	$1,808,107	$1,379,518

As of September 30, 2018 we had positive working capital of $1,808,107.

The following table summarizes our cash flows during the nine month periods ended September 30, 2018 and 2017, respectively.

	Nine Months Ended
	September 30,
	2018
Net cash provided by (used in) operating activities	$473,366	$(246,679)
Net cash provided by investing activities	187,773	2,160
Net cash provided by financing activities	450	4,900,126

Net change in cash and cash equivalents	$661,589	$4,655,607

Net cash provided by operating activities was $473,366 for the nine months ended September 30, 2018 and net cash used in operating activities was $246,679 for the nine months ended September 30, 2017, respectively, a period over period increase of $720,045. The primary contributor to the difference was the net settlement income of $2,137,500 in 2018 offset by the lack of revenue in 2018 while revenue in the 2017 period was $1,000,000, all from our management services agreement with BRHC. Changes in working capital resulted in an increase in cash of $233,001 in the nine months ended September 30, 2018 as compared to an increase in cash of $105,951 for the same period in the previous year, with 2018 primarily driven by an increase in taxes payable and 2017 driven by an increase in accounts payable and a decrease in prepaid expenses.

Net cash provided by investing activities was $187,773 and $2,160 for the nine months ended September 30, 2018 and 2017, respectively. The cash provided from investing activities in 2018 was the result of cash released from the Trust Account to pay for taxes and franchise fees. The $2,160 in cash provided by investing activities in 2017 was from the sale of fixed assets no longer needed by the Company.

The sole financing activity in 2018 was $450 received from the exercise of stock warrants. Net cash provided by financing activities was $4,900,126 for the nine months ended September 30, 2017. During the 2017 period we received $5,051,675, net of $130,164 of offering costs, from the sale of stock in the Rights Offering and related Backstop Agreement. Additionally, we paid $151,549 in deferred offering costs related to BRAC’s IPO.

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

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2018, our balance of cash and cash equivalents was $2,138,678. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1*	Agreement with ElectraWorks dated September 27, 2018
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 8, 2018	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2018	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

