Form 10-K
period 2018-12-31
Black Ridge Oil & Gas, Inc.
filed 2019-03-22
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,128,576 as of June 29, 2018 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 479,844,900 shares outstanding of the registrant’s common stock as of March 15, 2019.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire for our clients;
•	failure to acquire or grow new business ourselves
•	failure of our sponsored special purpose acquisition company to acquire a business;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), we are focused on assisting BRAC in its efforts to identify a prospective target business for a merger, share exchange, asset acquisition or other similar business combination.

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

On September 26, 2017, the Company finalized the Rights Offering and Backstop Agreement, and issued 431,819,910 shares raising gross proceeds of $5,181,839. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally, as part of Backstop Agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 to participants in the Backstop Agreement. We incurred $130,164 in costs associated with raising the capital in Rights Offering and Backstop Agreement which were charged directly to stockholder’s equity. In October 2017, the Company used $4,450,000 of the net proceeds of the Rights Offering and Backstop Agreement to fulfill its obligation as sponsor of a special purpose acquisition company, BRAC, simultaneous with BRAC’s initial public offering (IPO) described below. BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. The remaining proceeds from the Rights Offering are used for general corporate purposes which may include other investments and acquisitions.

On October 10, 2017, BRAC completed its IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business are not limited to a particular industry or geographic region. Following the IPO and exercise of the over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

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

Proposed Business Combination

On December 19, 2018, BRAC entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of BRAC (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of BRAC.

The Mergers will result in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT Enterprises, Inc. (“WPT”). Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Upon consummation of the Mergers (the “Closing”), BRAC will issue to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of BRAC’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of BRAC’s common stock.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of BRAC’s common stock if the last sales price of BRAC’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and covenants of the respective parties, including approval of BRAC’s stockholders and BRAC having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in BRAC’s Current Report on Form 8-K filed with the SEC on December 20, 2018, the preliminary proxy statement filed by BRAC with the SEC and the definitive proxy statement to be filed by BRAC with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes BRAC will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

Cancelation of Management Services Agreement and Sale of BRHC Investment

On April 3, 2017, we were notified by Black Ridge Holding Company, LLC (“BRHC”), of its termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. BRHC was formed by the Company in 2016 to contribute and assign to BRHC, all of the Company’s oil and gas assets and related debt as part of a debt restructuring and was managed by the Company under a management services agreement. On April 3, 2017, BRHC signed a Contribution Agreement that provided for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services through June 30, 2017.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of BRHC agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 2, 2017, were sold to the Chambers Affiliates in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Business

We believe we create value through identifying and targeting acreage positions or other assets with attractive returns on the capital employed by evaluating, amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses. Our management team has significant access to both publicly available and proprietary business combination opportunities and has collectively bid on over $2.4 billion of opportunities with private equity sponsors since June 2015.

With the experience and connections of our personnel across a variety of onshore unconventional oil and gas plays or other assets, we believe that we are able to create value for our partners through opportunistic acquisitions development and subsequent divestitures. We believe our experience and relationships enhance our ability to identify and acquire high value prospects and manage them effectively.

As the sponsor and manager of BRAC, we will be focused on BRAC’s efforts to identify a prospective target business.

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

As of December 31, 2018 our cash balance was $1,503,500. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

We are subject to risks inherent in our partners’ businesses

Our partners, and ourselves to the extent we take or receive an equity position in our partners’ investments, experience the risks and volatility inherent with ownership of oil and gas operations and other businesses. All of these risks could adversely affect their financial condition and the results of their operations and potentially limit their ability to meet their financial obligations to us and other parties. Those risks, when our partners are investing in the oil gas industry, include, but are not limited to, the following:

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

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2018, we had an estimated NOL carryforward of approximately $25.8 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

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

The Investment Company Act of 1940 (the “Investment Company Act”) defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer's unconsolidated assets, excluding cash items and securities issued by the federal government. While we believe that a reasonable investor would not conclude that we are engaged primarily in investing in securities based on our continued focus on acquiring, investing in, and managing oil and gas assets, the current composition of our assets, including our ownership of BRAC shares, could contribute to a conclusion that we meet the threshold definition of an investment company. While the Investment Company Act also has several exclusions and exceptions that we would seek to rely upon to avoid being deemed an investment company, our reliance on any such exclusions or exceptions may be misplaced resulting in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the Investment Company Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission.

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

Risks in Connection with Sponsorship of BRAC

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

Each of our officers and directors is an officer and/or director of BRAC. As described elsewhere in this annual report, we are an oil and gas company that pursues asset acquisitions in the energy industry, an industry within which BRAC could search for a target business. However, we will continue to focus on acquiring assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them, whereas BRAC intends to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company. Accordingly, our management team does not believe that there will be a meaningful conflict between us and BRAC in relation to consummating a business combination. Nevertheless, we cannot assure you of this fact and it is possible that a suitable business opportunity could be presented to BRAC prior to its presentation to our company.

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

As of December 31, 2018, we had options for 7,020,000 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 3,763,500 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

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

BRAC has until July 10, 2019 to complete a business combination. BRAC has no obligation to return funds to investors prior to such date unless BRAC consummates a business combination prior thereto and only then in cases where its investors have sought to convert or sell their shares to BRAC. Only after the expiration of this full time period will BRAC’s public security holders be entitled to distributions from the trust account if BRAC is unable to complete a business combination. Accordingly, BRAC’s investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

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

BRAC expects to encounter intense competition from entities other than blank check companies having a business objective similar to BRAC’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than BRAC does and BRAC’s financial resources will be relatively limited when contrasted with those of many of these competitors. While BRAC believes that there are numerous potential target businesses that BRAC could acquire with the net proceeds of this offering, BRAC’s ability to compete in acquiring certain sizable target businesses will be limited by BRAC’s available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, BROG, as BRAC’s sponsor, is an oil and gas company that pursues distressed asset acquisitions in the energy industry, an industry within which BRAC may focus its search for a target business. While BROG intends to acquire assets from businesses with private equity backing that are seeking to sell such assets for cash without retaining any equity interest in them (as opposed to BRAC’s intent to acquire a target business from a seller that wishes to retain a significant equity interest in the combined company), it is not limited to this type of acquisition and BRAC therefore could nevertheless be subject to competition for acquisitions with BROG and its other interests. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, BRAC’s outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place BRAC at a competitive disadvantage in successfully negotiating a business combination.

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

BRAC’s has none of the funds from its initial public offering remaining available to BRAC outside the trust account to fund its working capital requirements. BRAC has borrowed $350,000 from BROG, as its sponsor, as of December 31, 2018 to fund its operating activities. If BRAC is required to seek additional capital, it would need to borrow additional funds from BROG, BROG’s management team or other third parties to operate or may be forced to liquidate. Neither BROG, as BRAC’s sponsor, or members of BRAC’s management team nor any of their affiliates is under any obligation to advance funds to it in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to BRAC upon completion of its initial business combination. If BRAC is unable to complete its initial business combination because BRAC does not have sufficient funds available to it, BRAC will be forced to cease operations and liquidate the trust account. Consequently, BRAC’s public stockholders may only receive, without taking into account, interest earned on the trust account, approximately $10.05 per share on BRAC’s redemption of its public shares, and BRAC’s warrants will expire worthless.

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

BRAC has engaged EarlyBirdCapital to assist it in connection with BRAC’s initial business combination. BRAC will pay EarlyBirdCapital a cash fee of $4,080,000 for such services upon the consummation of BRAC’s initial business combination. This financial interest may result in EarlyBirdCapital having a conflict of interest when providing the services to it in connection with an initial business combination.

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

Quotations on the OTCQB reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 15, 2019, there were approximately 1,900 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 15, 2019, there were 479,844,900 shares of common stock outstanding on record.

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the 2012 Plan) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 7,500,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2018:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
7,020,000	$0.42	420,000

For the fiscal years ended December 31, 2018 and 2017, we issued no stock options pursuant to the 2012 Plan. There were 73,800 and 49,700 options cancelled during the years ended December 31, 2018 and 2017, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (“the 2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 3,813,500 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2018:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
3,763,500	$0.04	50,000

For the fiscal years ended December 31, 2018 and 2017, we issued no stock options pursuant to the 2016 Plan.

Warrants

We issued warrants to purchase -0- and 435,000 shares of registered or unregistered common stock for the fiscal years ended December 31, 2018 and 2017, respectively. There were no warrants forfeited or expired during the years ended December 31, 2018 and 2017. There were 45,000 and -0- warrants exercised during the years ended December 31, 2018 and 2017, respectively. A total of 390,000 warrants are outstanding as of December 31, 2018.

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), we are focused on BRAC’s efforts to identify a prospective target business for merger, share exchange, asset acquisition or other similar business combination.

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

On October 10 and October 18, 2017 the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of BRAC as part of BRAC’s initial public offering (IPO). BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes which may include other investments and acquisitions.

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

BRAC Proposed Business Combination

On December 19, 2018, BRAC entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of BRAC’s (“Merger Sub”), Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and becoming a wholly-owned subsidiary of BRAC.

Upon consummation of the Mergers (the “Closing”), BRAC will issue to the former owners of Allied Esports and WPT Enterprises, Inc. (“WPT”) (i) an aggregate of 11,602,754 shares of BRAC’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of BRAC’s common stock.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of BRAC’s common stock if the last sales price of BRAC’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

The Mergers will result in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and covenants of the respective parties, including approval of BRAC’s stockholders and BRAC having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in BRAC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by BRAC with the Securities and Exchange Commission and the definitive proxy statement to be filed by BRAC with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes BRAC will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

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

Going Concern Uncertainty

As of December 31, 2018 our cash balance was $1,503,500. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Cancellation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by Black Ridge Holding Company, LLC (“BRHC”) of their termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. BRHC was formed by the Company in 2016 to contribute and assign to BRHC, all of the Company’s oil and gas assets and related debt as part of a debt restructuring and was managed by the Company under a management services agreement. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services through June 30, 2017.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of BRHC agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 1, 2017, were sold to the Chambers Affiliates in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Overview of 2018 results

Our 2018 results were largely dominated by managing BRAC. Our attention was focused on managing BRAC and our search for potential business combination candidates for BRAC.

Our general and administrative expenses remained relatively consistent throughout 2018, driven primarily by salaries and benefits amounting to $1,199,729, with an increase toward the end of 2018 due to legal and consulting costs within BRAC related to its proposed business combination.

In 2018, we received settlement income, net of related settlement expenses, of $2,137,500 related to the settlement of the contingent portion of a 2012 settlement agreement.

Additionally in 2018, we had income within BRAC’s Trust Account of interest and unrealized gains totaling $2,540,851.

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

Results of Operations for the Years Ended December 31, 2018 and 2017.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2018 and 2017.

	Years Ended December 31,		Increase/
	2018	2017	Decrease

Management fee income	$–	$1,000,000	$(1,000,000)

Operating expenses:
General and administrative:
Salaries and benefits	1,199,729	1,321,995	(122,266)
Stock compensation	310,731	574,851	(264,120)
Professional services	473,074	176,155	296,919
Other general and administrative	586,588	368,647	217,941
Total general and administrative	2,570,122	2,441,648	128,474
Depreciation and amortization	9,472	10,848	(1,376)
Total operating expenses:	2,579,594	2,452,496	127,098

Net operating loss	(2,579,594)	(1,452,496)	(1,127,098)

Other income:
Interest income	2,474,344	355,338	2,119,006
Unrealized gain (loss) on marketable securities held in trust account	66,507	(64,985)	131,492
Settlement income	2,250,000	–	2,250,000
Settlement expense	(112,500)	–	(112,500)
Loss on sale of property and equipment	–	(4,714)	4,714
Interest expense	–	(8,713)	8,713
Gain on sale of investment in Black Ridge Holding Company	–	1,030,145	(1,030,145)
Other income	1,996	–	1996
Total other income	4,680,347	1,307,071	3,373,276

Income (loss) before provision for income taxes	2,100,753	(145,425)	2,246,178

Provision for income taxes	(575,873)	(67,044)	(508,829)

Net income (loss)	1,524,880	(212,469)	1,737,349
Less: Net income attributable to redeemable non-controlling interest	(1,868,894)	(180,060)	(1,688,834)

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(344,014)	$(392,529)	$48,515

Management Fee Revenue

The Company earned no management fees in 2018. The 2017 management fees represent fees of $1,000,000 that were from BRHC prior to the cancellation of the BRHC Management Services Agreement effective June 30, 2017.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the year ended December 31, 2018 were $1,199,729 compared to $1,321,995 for the year ended December 31, 2017, a decrease of $122,266 or 9%. The decrease in salaries and benefits was primarily due to a headcount decrease towards the latter part of 2017 and another employee went to half time in the last half of 2018, offset by increased health benefit costs. There were no base salary changes in 2018 or 2017.

Stock compensation

Stock compensation expense for the year ended December 31, 2018 was $310,731 compared to $574,851 for year ended December 31, 2017, a decrease of $264,120 or 8%. The decrease was attributed to options issued in previous years reaching the end of their amortization period. No options were issued in 2017 or 2018.

Professional services

General and administrative expenses related to professional services from continuing operations were $473,074 for 2018 compared $176,155 for 2017, an increase of $296,919 or 169%. The increase primarily relates to professional service costs associated with BRAC which are up $342,693. BRAC incorporated May 9, 2017 and was a public company for less than three months in 2017. Further, professional service costs accelerated in the fourth quarter at BRAC due to legal and other cost related to its proposed business combination. Professional service expenses were down $45,774 at BROG, comparing 2018 to 2017, as legal and accounting costs associated with the sale of Black Ridge Holding Company and becoming a Sponsor of BRAC in 2017 were not incurred in 2018.

Other general and administrative expenses

Other general and administrative expenses for the year ended December 31, 2018 were $586,588 compared to $368,647 for year ended December 31, 2017, an increase of $217,941, or 59%. The increase is again attributable to increased expenses at BRAC which was operating for a full year as a public company in 2018 as compared to 2017 when the Company was incorporated May 9, 2017 and had its IPO on October 10, 2017.

Depreciation

Depreciation expense for the year ended December 31, 2018 was $9,472, compared to $10,848 for year ended December 31, 2017, the decrease attributable to certain equipment becoming fully amortized.

Other income and expense

Interest income

Interest income was $2,474,344 and $355,338 for the years ended December 31, 2018 and 2017 representing interest income on the restricted cash and marketable securities in the trust account of BRAC. The increase primarily due to the length of time the IPO proceeds were deposited in the trust account and supplemented by increasing yields on treasury securities throughout 2018. The trust account was funded in October of 2017 and the funds have remained there for the balance of 2017 and all of 2018.

Unrealized gain (loss) on marketable securities

The trust account assets of BRAC had an unrealized gain on marketable securities of $66,507 in 2018 and an unrealized loss on marketable securities of $64,985 in 2017 representing fluctuations on the mark-to-market value of the marketable securities held in the trust fund of BRAC.

Settlement income, net

The company had settlement income, net of related settlement expense of $2,137,500 resulting from the final settlement of the contingent portion of a 2012 settlement agreement.

Loss on sale of property and equipment

The loss on sale of property and equipment in 2017 relates to the sale of equipment used for trade shows with a basis of $6,874 for net proceeds of $2,160, resulting in a loss of $4,714.

Interest expense

There was no interest expense in 2018. Interest expense in 2017 was $8,713 related to $500,000 promissory note to our lender for the period from July 7 to September 14, including loan origination fees and related costs charged directly to interest expense.

Provision for Income Taxes

We had $575,873 and $67,044 of tax expense for the years ended December 31, 2018 and 2017, respectively, representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes and has net taxable income primarily resulting from income on the trust account assets. The Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and capital resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2018 and 2017.

	December 31,
	2018	2017
Current Assets	$1,557,448	$1,566,195

Current Liabilities	$659,351	$186,677

Working Capital	$898,097	$1,379,518

As of December 31, 2018 we had positive working capital of $898,097.

The following table summarizes our cash flows during the years ended December 31, 2018 and 2017, respectively.

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(187,936)	$(792,276)
Net cash provided by (used in) investing activities	213,897	(137,606,453)
Net cash provided by financing activities	450	139,809,549

Net change in cash and cash equivalents	$26,411	$1,410,820

Net cash used in operating activities was $187,936 and $792,276 for the years ended December 31, 2018 and 2017, respectively, a year over year decrease of $604,340. Cash generated from management fee income decreased $1,000,000 from $1,000,000 in 2017 to $-0- in 2018. The primary offset to the management fee income was the difference in the increase in the income tax payable of $301,126 ($387,048 in 2018 versus $85,722 in 2017). The increase in general and administrative expenses of $128,474 accounts for the majority of the remaining difference.

Net cash provided by investing activities was $213,897 and net cash used in investing activities was $137,606,453 for the years ended December 31, 2018 and 2017, respectively. In 2018, we withdrew $213,897 from BRAC’s restricted trust account to pay for income taxes and franchise fees. In 2017, we deposited $138,690,000 into BRAC’s restricted trust account to be held for potential redeeming IPO shareholders in BRAC’s IPO offset by the receipt of cash proceeds of $1,081,387 from the sale of our interest in Black Ridge Holding Company, LLC.

Net cash provided from financing activities was $450 and $139,809,549 for the years ended December 31, 2018 and 2017, respectively. In 2018 we received $450 from warrant exercises. In 2017, we received $134,757,874, net of offering costs, from BRAC’s IPO and we received $5,051,675, net of $130,164 of offering costs, from the sale of stock in the Rights Offering and related Backstop Agreement. In 2017, the Company borrowed, and subsequently repaid, $500,000 under a promissory note.

Cancellation of Management Services Agreement and Sale of BRHC Assets

On April 3, 2017, we were notified by Black Ridge Holding Company, LLC (“BRHC”) of its termination of our Management Services Agreement and that they had finalized the sale of BRHC’s oil and gas assets to a third party. On April 3, BRHC signed a Contribution Agreement that provides for the transfer of ownership and title of all oil and gas assets held by BRHC in exchange for preferred membership interest in the acquiring LLC (the “BRHC Sale”). Consistent with the terms of the Management Services Agreement, we were paid for our management services through June 30, 2017. BRHC was formed by the Company in 2016 to contribute and assign to BRHC, all of the Company’s oil and gas assets and related debt as part of a debt restructuring and was managed by the Company under a management services agreement.

The Company, Chambers Energy Capital II, LP and CEC II TE, LLC (together with Chambers Energy Capital II, LP the “Chambers Affiliates”) as the members of BRHC agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the Chambers Affiliates whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC effective as of October 1, 2017 were sold to the Chambers Affiliates in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling $4,645 in value were distributed directly to the Company from BRHC.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2018, our balance of cash and cash equivalents was $1,503,500. We expect to incur significant costs related to a potential business combination which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand, additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

Effects of inflation and pricing

We do not expect any significant effects from inflation and pricing.

Contractual obligations and commitments

We have no significant obligations and commitments as of December 31, 2018 to make future payments under contracts.

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

Significant changes in the number of employees

As of December 31, 2018, we had seven employees, our chief executive officer, Kenneth DeCubellis, our chief financial officer, James Moe, our chief operating officer, Michael Eisele and four other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

Commodity Price Risk

We do not expect any significant effects from commodity price risk.

Interest Rate Risk

We do not anticipate entering into any transactions that would expose us to any direct interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Ridge Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 22, 2019

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$1,503,500	$1,477,089
Accounts receivable	13	1,611
Prepaid expenses	53,935	68,817
Deferred taxes	–	18,678
Total current assets	1,557,448	1,566,195

Property and equipment:
Property and equipment	128,156	128,156
Less accumulated depreciation	(126,931)	(117,459)
Total property and equipment, net	1,225	10,697

Restricted cash and investments held in trust	141,307,307	138,980,353
Total assets	$142,865,980	$140,557,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	180,452	91,186
Accrued expenses	5,691	9,769
Income tax payable	472,770	85,722
Deferred taxes	438	–
Total current liabilities	659,351	186,677

Total liabilities	659,351	186,677

Commitments and contingencies	–	–

Redeemable non-controlling interest	140,738,954	138,870,060

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 and 479,799,900 shares issued and outstanding as of December 31, 2018 and 2017, respectively	479,845	479,800
Additional paid-in capital	36,475,732	36,164,596
Accumulated deficit	(35,487,902)	(35,143,888)
Total stockholders' equity	1,467,675	1,500,508

Total liabilities, stockholders' equity and redeemable non-controlling interest	$142,865,980	$140,557,245

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2018	2017

Management fee income	$–	$1,000,000
Total revenues	–	1,000,000

Operating expenses:
General and administrative expenses
Salaries and benefits	1,199,729	1,321,995
Stock compensation	310,731	574,851
Professional services	473,074	176,155
Other general and administrative	586,588	368,647
Total general and administrative expenses	2,570,122	2,441,648
Depreciation and amortization	9,472	10,848
Total operating expenses	2,579,594	2,452,496

Net operating loss	(2,579,594)	(1,452,496)

Other income:
Interest income	2,474,344	355,338
Unrealized gain (loss) on marketable securities held in trust account	66,507	(64,985)
Settlement income	2,250,000	–
Settlement expense	(112,500)	–
Loss on sale of property and equipment	–	(4,714)
Interest expense	–	(8,713)
Gain on sale of investment in Black Ridge Holding Company	–	1,030,145
Other income	1,996	–
Total other income	4,680,347	1,307,071

Income (loss) before provision for income taxes	2,100,753	(145,425)

Provision for income taxes	(575,873)	(67,044)

Net income (loss)	1,524,880	(212,469)
Less: Net income attributable to redeemable non-controlling interest	(1,868,894)	(180,060)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(344,014)	$(392,529)

Weighted average common shares outstanding - basic and fully diluted	479,816,790	160,970,732

Net income (loss) per common share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Retained
					Additional	Earnings	Total	Non-
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity	Interest

Balance, December 31, 2016	–	$–	47,979,990	$47,980	$34,902,016	$(34,751,359)	$198,637	$–

Common stock options granted for services to employees and directors	–	–	–	–	574,851	–	574,851	–

Common stock sold in rights offering, net of offering costs	–	–	199,811,421	199,811	2,067,762	–	2,267,573	–

Common stock sold in private placement	–	–	232,008,489	232,009	2,552,093	–	2,784,102	–

Change in ownership of subsidiary resulting from subsidiary initial public offering	–	–	–	–	(3,932,126)	–	(3,932,126)	138,690,000

Net income (loss) for the year ended December 31, 2017	–	–	–	–	–	(392,529)	(392,529)	180,060

Balance, December 31, 2017	–	$–	479,799,900	$479,800	$36,164,596	$(35,143,888)	$1,500,508	$138,870,060

Common stock options granted for services to employees and directors	–	–	–	–	310,731	–	310,731	–

Exercise of stock warrants	–	–	45,000	45	405	–	450	–

Net income (loss) for the year ended December 31, 2018	–	–	–	–	–	(344,014)	(344,014)	1,868,894

Balance, December 31, 2018	–	$–	479,844,900	$479,845	$36,475,732	$(35,487,902)	$1,467,675	$140,738,954

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(344,014)	$(392,529)
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash used in operating activities:
Depreciation and amortization	9,472	10,848
Gain on sale of Black Ridge Holding Company, LLC	–	(1,030,145)
Loss on sale of property and equipment	–	4,714
Amortization of common stock options issued to employees and directors	310,731	574,851
Interest income	(2,474,344)	(355,338)
Unrealized (gain) loss on marketable securities held in trust account	(66,507)	64,985
Deferred taxes	19,116	(18,678)
Net income attributable to redeemable non-controlling interest	1,868,894	180,060
Decrease (increase) in operating assets:
Accounts receivable	1,598	–
Prepaid expenses	14,882	18,075
Due from affiliates	–	765
Increase (decrease) in operating liabilities:
Accounts payable	89,266	69,623
Accrued expenses	(4,078)	(5,229)
Income taxes payable	387,048	85,722
Net cash used in operating activities	(187,936)	(792,276)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in trust account	–	(138,690,000)
Proceeds from sale of investment in Black Ridge Holding Company, LLC	–	1,081,387
Withdrawal from Trust Account to pay for taxes and franchise fees	213,897	–
Proceeds from sale of equipment	–	2,160
Net cash provided by (used in) investing activities	213,897	(137,606,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	450	–
Proceeds from sale of stock, net of offering costs	–	2,965,555
Proceeds from sale of stock to related parties, net of offering costs	–	2,086,120
Proceeds from sale of stock in Black Ridge Acquisition Corp. IPO, net of offering costs	–	134,757,874
Proceeds from promissory note	–	500,000
Repayment of promissory note	–	(500,000)
Net cash provided by financing activities	450	139,809,549

NET CHANGE IN CASH	26,411	1,410,820
CASH AT BEGINNING OF PERIOD	1,477,089	66,269
CASH AT END OF PERIOD	$1,503,500	$1,477,089

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$8,713
Income taxes paid	$169,709	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adjustment to additional paid-in capital to reflect redeemable non-operated interest	$–	$3,932,126
Accounts receivable received in dissolution of Black Ridge Holding Company, LLC	$–	$1,611

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an initial public offering (“IPO”) raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC. BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region. Following the initial public offering and over-allotment, the Company owns 22% of the outstanding common stock of BRAC and manages BRAC’s operations via a management services agreement.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Liabilities

The Company was formerly a direct owner of assets in the oil and gas industry. The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial losses from environmental accidents or events which would have a material effect on the Company.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company had no cash equivalents on hand as of December 31, 2018 and December 31, 2017.

Restricted cash and securities held in Trust Account

As of December 31, 2018 and 2017, $2,312 and $39,742 of cash, respectively, and $141,304,995 and $138,940,611, respectively, of marketable securities were held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or the upon dissolution of BRAC. The Company may withdraw funds from the trust account to pay for BRAC’s income taxes and franchise fees.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $1,119,770 and $977,089 in excess of FDIC insured limits at December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on long-lived assets related to continuing operations. Depreciation expense was $9,472 and $10,848 for the years ended December 31, 2018 and 2017, respectively.

Revenue Concentration

All of the Company’s revenue earned came from management fees earned through its management services agreement with Black Ridge Holding Company, LLC (“BRHC”). Revenues were earned prior to June 30, 2017 from its management services agreement with BRHC, which was cancelled by BRHC effective June 30, 2017.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017
Weighted average common shares outstanding – basic	479,816,790	160,970,732
Plus: Potentially dilutive common shares:
Stock options and warrants	–	–
Weighted average common shares outstanding – diluted	479,816,790	160,970,732

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 11,173,500 and 11,292,300 of December 31, 2018 and 2017, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $310,731 and $574,851 for the years ended December 31, 2018 and 2017, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. This guidance standardizes the presentation of changes to restricted cash on the statement of cash flows by requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents. The provisions of this standard are effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and applied it retrospectively, and the standard did not have a material impact on the Company’s combined financial statements and related disclosures

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply this guidance to future business combinations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718); Scope of Modification Accounting. The amendments in this ASU provide guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. If the value, vesting conditions or classification of the award changes, modification accounting will apply. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018, and the standard did not have a material impact on the Company’s combined financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which simplifies accounting for share-based payment transactions resulting for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating ASU 2018-07 and its impact on its combined financial statements or disclosures.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815-10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2019. The Company is currently evaluating and assessing the impact this guidance will have on its combined financial statements.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASU 2018-11 are effective for private companies and emerging growth public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its combined financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its combined financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2018 the Company had a cash balance of $1,503,500 and total working capital of $898,097 The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

Note 4 – Rights Offering and Formation of Black Ridge Acquisition Corp.

The Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC to register the issuance of 431,819,910 shares of common stock in the Rights Offering that was declared effective by the SEC on August 3, 2017. Pursuant to the Rights Offering, the Company distributed, on a pro rata basis, one right for each share of common stock owned by shareholders on August 2, 2017 (the “Record Date”). Each right permitted a shareholder to purchase up to nine shares of common stock at a subscription price of $0.012 per share. The Rights Offering expired on September 8, 2017 (the “Expiration Date”).

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

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The remaining 257,976,602 shares were purchased by non-related parties for proceeds of $2,965,555. The warrants issued to related parties fair value was estimated to be $4,179 (see Note 15). The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity. Additionally as part of Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 for participants in the Backstop Agreement. The warrants fair value was estimated to be $10,135 (see Note 15).

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2017 and October 18, 2017, in connection with the underwriter exercising its over-allotment option, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of a special purpose acquisition company, BRAC, as part of BRAC’s IPO. BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company with an initial equity contribution of $25,000. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are intended to be used for general corporate purposes.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On December 19, 2018, BRAC entered into a business combination agreement (the “Business Combination Agreement”) with Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”), pursuant to which BRAC will acquire two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT Enterprises, Inc. (“WPT”) . See Note 19.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BROG’s investment in BRAC and the resulting equity recorded by BRAC have been eliminated upon consolidation. Additionally, as a result of recognizing the fair value of upon redemption of the redeemable shares held by the BRAC IPO shareholders as a non-controlling interest as per ASC 810-10-45-23, BROG has recognized an adjustment of $3,932,126 to additional paid-in capital. The non-controlling interest in BRAC held by the BRAC’s IPO shareholders is presented on the balance sheet as temporary equity.

Note 6 – Settlement Income

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2018	2017
Prepaid insurance costs	$28,751	$24,999
Prepaid employee benefits	11,865	11,716
Prepaid office and other costs	13,319	32,102
Total prepaid expenses	$53,935	$68,817

Note 8 – Related Party

As described in Note 4, officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement.

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

The Company has recognized no expense related to the plan as the grant of shares is contingent on a future event.

BRAC Loan

In order to finance transaction costs in connection with an intended initial business combination, BROG, and its officers, directors or their affiliates may, but are not obligated to, loan BRAC funds as may be required. If BRAC consummates an initial business combination, BRAC would repay such loaned amounts. In the event that the initial business combination does not close, BRAC may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from BRAC’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, BROG has loaned BRAC, in the form of a convertible promissory note, an aggregate of $350,000 to cover expenses related to a proposed business combination. This note, issued on December 10, 2018, is unsecured, non-interest bearing and is payable at the consummation by BRAC of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the note may be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by BRAC in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by BROG or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory note, it would receive 35,000 units. If a Business Combination is not consummated, the note will not be repaid by BRAC and all amounts owed thereunder by BRAC will be forgiven except to the extent that BRAC has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the note was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 9 – Investment in Black Ridge Holding Company, LLC

An investment in Black Ridge Holding Company, LLC as of December 31, 2016 represented our equity interest in Black Ridge Holding Company, LLC (“BRHC”) following a debt restructuring and related activity.

Dissolution of BRHC

The Company and the other members of BRHC agreed to dissolve and wind up BRHC and filed a Certificate of Cancellation under the Delaware Limited Liability Company Act as of October 3, 2017. On October 2, 2017, the Company entered into an agreement with the other members whereby certain assets distributed to the Company upon the dissolution and winding up of BRHC, effective as of October 1, 2017, were sold to the assignees in exchange for cash consideration of $1,078,394. Additionally, cash and receivables totaling to $4,645 in value, were distributed directly to the Company from BRHC. As a result of the transactions, eliminating the Company’s basis in its investment in BRHC and deducting certain transaction related expenses, the Company recorded a gain of $1,030,145.

Note 10 – Property and Equipment

Property and equipment at December 31, 2018 and December 31, 2017, consisted of the following:

	December 31,	December 31,
	2018	2017
Property and equipment	$128,156	$128,156
Less: Accumulated depreciation and amortization	(126,931)	(117,459)
Total property and equipment, net	$1,225	$10,697

During the year ended December 31, 2017 we sold certain assets with a book value of $6,874 for proceeds of $2,160, resulting in a loss on disposal of $4,714.

Depreciation of property and equipment was $9,472 and $10,848, respectively, for the years ended December 31, 2018 and 2017.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,503,500
Restricted cash and investments held in trust	141,307,307	$–	$–
Total assets	142,810,807	–	–

Liabilities
Total Liabilities	–	–	–
	$142,810,807	$–	$–

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,477,089	$–	$–
Restricted cash and investments held in trust	138,980,353	–	–
Total assets	140,457,442	–	–

Liabilities
Total Liabilities	–	–	–
	$140,457,442	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2018 and 2017.

Note 12 – Promissory Note

Promissory Note

On July 7, 2017 the Company entered into a $500,000 Promissory Note (the Note) issued to Cadence Bank, N.A. (Cadence) and a Security Agreement by the Company in favor of Cadence. The Note bore interest at 4.5% per annum payable monthly and was due on October 7, 2017. The Note was repaid in full on September 14, 2017. The Note was secured by the Company’s deposit account at Cadence and all of the Company’s rights, title and interests in and to the contractual rights of the Company to receive payment from Chambers Energy Management for the purchase of the Company’s interest in Black Ridge Holding Company, LLC. The Company incurred and paid $4,313 in interest on the Note and paid $4,400 in origination fees and other set up costs that are included in interest expense on the statement of operations for the year ended December 31, 2017.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During 2018, the Company issues 45,000 shares of common stock as a result of warrant exercises.

Note 14 – Options

No options were granted during the years ended December 31, 2018 and 2017.

Options Cancelled

During the years ended December 31, 2018 and 2017, 61,800 and 87,700 options, respectively, were forfeited by a former employee.

Options Expired

During the years ended December 31, 2018, and 2017, 12,000 and 12,000 options, respectively, with a strike price of $0.08 per share and $0.29 per share, respectively, expired.

Options Exercised

No options were exercised during the years ended December 31, 2018 and 2017.

The following is a summary of information about the Stock Options outstanding at December 31, 2018.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.03 - $1.00	10,783,500	5.75 years	$0.29	8,989,067	$0.32

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2016	10,957,000	0.29
Options expired	(12,000)	(0.29)
Options cancelled	(87,700)	(0.17)
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2017	10,857,300	0.29
Options expired	(12,000)	(0.08)
Options cancelled	(61,800)	(0.51)
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2018	10,783,500	0.29

Exercisable, December 31, 2018	8,989,067	$0.32

The Company expensed $310,731 and $574,851 from the amortization of common stock options during the years ended December 31, 2018 and 2017, respectively.

Note 15 – Warrants

Warrants Granted

No warrants were granted during the year ended December 31, 2018.

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

Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2018 and 2017.

Warrants Expired

No warrants were expired during the years ended December 31, 2018 and 2017.

Warrants Exercised

45,000 warrants were exercised during the year ended December 31, 2018 for $.01 per share resulting in proceeds of $450.

No warrants were exercised during the year ended December 31, 2017.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2016	–	$–
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	435,000	0.01
Warrants exercised	–	–
Balance, December 31, 2017	435,000	0.01
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	–	–
Warrants exercised	(45,000)	0.01
Balance, December 31, 2018	390,000	$0.01

Exercisable, December 31, 2018	390,000	$0.01

Note 16 - BRAC Rights and Warrants

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 17 – Income Taxes

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

The Company will not consolidate income tax returns for Black Ridge Oil & Gas, Inc. and Black Ridge Acquisition Corp. For the years ended December 31, 2018 the impact of both returns are combined in the presentation.

Our provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Current taxes	$556,757	$85,722
Deferred taxes	19,116	(18,678)
Net income tax provision (benefit)	$575,873	$67,044

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31, 2018
	BROG		BRAC	Combined
Federal statutory income tax rate	21.0%		21.0%	21.0%
State income taxes	7.7%		7.7%	7.7%
Permanent differences	0.1%		4.8%	3.9%
Change in valuation allowance	(28.8%	)	0.0%	(5.2%	)
Net effective income tax rate	0.0%		33.5%	27.4%

	December 31, 2017
	BROG		BRAC	Combined
Federal statutory income tax rate	35.0%		30.8%	39.6%
State income taxes	3.6%		6.8%	0.1%
Effect of current statutory rate change on deferred taxes	38.2%		0.0%	80.2%
Effect of 2018 federal rate change on deferred taxes	(1469.2%	)	4.0%	(3092.1%	)
Permanent differences	(0.3%	)	0.2%	(0.7%	)
Change in valuation allowance	1392.7%		0.0%	2926.8%
Net effective income tax rate	0.0%		41.8%	(46.1%	)

The 2018 and 2017 combined reconciliations above are weighted averages of the two separate taxable entities as such we have presented the individual entity reconciliations. When one entity has a loss and the other has income, the weighted average produces results that are skewed higher or lower than the individual components. BROG's state income tax rate as of December 31, 2018 increased by 4.1% from 3.6% as of December 31, 2017, to 7.7%. This increase in the effective tax rate is attributable to changes in the federal rate. BRAC's state income tax rate as of December 31, 2018 increased by 0.9% from 6.8% as of December 31, 2017, to 7.7%.

The components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryovers	$7,402,252	$6,712,288
Stock compensation	2,294,552	1,947,147
Property and equipment	459	501
Unrealized loss on marketable equity securities held in trust account	–	18,678
Reorganization costs	38,508	34,001
Total deferred tax assets	$9,735,771	$8,712,615

Deferred tax liabilities:
Unrealized gain on marketable equity securities held in trust account	(438)	–
Total deferred liabilities	(438)	–

Net deferred tax assets (liabilities)	9,735,333	8,712,615
Less: valuation allowance	(9,735,771)	(8,693,937)
Deferred tax assets (liabilities)	$(438)	$18,678

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company has net operating loss carryover of approximately $25,754,131. Under existing Federal law, the net operating loss may be utilized to offset taxable income through the year ended December 31, 2035. A portion of the net operating loss carryover begins to expire in 2030.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2018, BROG increased its valuation allowance from $8,693,937 to $9,735,771 to adjust for the increase in net deferred tax assets primarily increased federal operating loss carryovers. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized by BROG. The company did not place a valuation allowance on deferred tax asset for BRAC related to the capitalized merger and acquisition costs. The Company believes it is more likely than not that the benefit of these remaining assets will be realized by BRAC.

The Company files annual US Federal income tax returns and annual income tax returns for the states of Minnesota, North Dakota and Montana. We are not subject to income tax examinations by tax authorities for years before 2013 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2018.

Note 18 – Commitments and Contingencies

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – BRAC’s Proposed Business Combination

Business Combination Agreement

On December 19, 2018, BRAC entered into an Agreement and Plan of Reorganization (the “Agreement”) by and among BRAC, Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of BRAC formed on December 19, 2018 (“Merger Sub”), Allied Esports Entertainment, Inc. (the “Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”).

Subject to the Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

The Mergers will result in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports International, Inc. (“Allied Esports”) and WPT Enterprises, Inc. (“WPT”). Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Upon consummation of the Mergers (the “Closing”), BRAC will issue to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock, par value $0.0001 per share, of BRAC’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of common stock of BRAC.

In addition to the consideration described above, the former owners of Allied Esports and WPT will be entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of BRAC’s common stock if the last sales price of BRAC’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

Proposed Changes to the Capital Structure

BRAC is seeking shareholder approval to amend its charter to increase the authorized shares of BRAC’s common stock to 65,000,000 shares.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Agreement is subject to certain closing conditions including, among others, (i) approval by the stockholders of BRAC and Ourgame, and (ii) that BRAC have available cash in an amount not less than $80,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of BRAC’s Charter Documents.

Termination

The Agreement may be terminated at any time prior to the consummation of the Agreement (whether before or after the Company’s shareholder vote has been obtained) by mutual written consent of the Company and Ourgame, Noble and the Acquired Company and in certain other limited circumstances, including if the Proposed Business Combination has not been consummated by July, 10, 2019.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

On February 20, 2019, BRAC issued a $100,000 convertible promissory note to the BROG. After issuing the promissory note, the total amount of convertible promissory notes issued to BROG is $450,000. The loan is unsecured, non-interest bearing and is payable at the consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the Sponsor’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by BRAC in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by BROG or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory note, it would receive an additional 10,000 units. If a Business Combination is not consummated, the note will not be repaid by BRAC and all amounts owed thereunder by BRAC will be forgiven except to the extent that BRAC has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the note was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

As of December 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of April 3, 2019:

Name	Age	Position
Kenneth DeCubellis	52	Chief Executive Officer
Michael Eisele	36	Chief Operating Officer
James Moe	61	Chief Financial Officer
Bradley Berman	48	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	70	Director
Joseph Lahti(1)(2)	58	Director
Lyle Berman(1)	77	Director

(1)Member of audit committee.

(2)Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011. Prior to joining Black Ridge, Mr. DeCubellis was the president and chief executive officer of Altra Inc. 1, a venture capital backed biofuels company based in Los Angeles, California. He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008. From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas. Mr. DeCubellis also previously served as the chairman of KD Global Energy Belize Ltd., a company that provides technical and business services for petroleum lease holders in Belize. Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, an MBA from Northwestern University’s JL Kellogg Graduate School of Management, and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering.

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

________________

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

Joseph Lahti was appointed as a director of the Company to fill a newly-created directorship seat on August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as Chairman of the Board of PokerTek, Inc., a publicly traded company sold in October 2014. and he also served as an independent director and Chairman of AFAM Capital until October of 2018 and then as Chairman of the Board of Innealta, an investment manager. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the Chairman of the Board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees. Mr. Lahti has been a director of Black Ridge Acquisition Corp. since May 2017.

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

Board and Committee Meetings

During the year ended December 31, 2018, the Board of Directors held four meetings, the Audit Committee held four meetings, and the Compensation Committee held no meetings. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2018. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2018 were filed timely.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, none of our Named Executive Officers have employment agreements with us. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. In 2014, we did not have a 401(k) Plan. We put our 401K Plan in place for 2015, but suspended matching contributions for 2016 and thereafter, except those mandated by IRS rules. Compensation paid in cash is the only element of compensation that will be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

No bonuses were granted in 2018 or 2017.

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

On March 1, 2018, the Board of Directors (the “Board”) of the Company approved and adopted the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (the “Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “Award Agreement”).

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis, Chief Executive Officer	2018	$275,000	$–	$–	$–	$–	$–	$275,000
	2017	$275,000	$–	$–	$–	$–	$–	$275,000

Michael Eisele, Chief Operating Officer	2018	$187,000	$–	$–	$–	$–	$–	$187,000
	2017	$187,000	$–	$–	$–	$–	$–	$187,000

James Moe, Chief Financial Officer	2018	$192,500	$–	$–	$–	$–	$–	$192,500
	2017	$192,500	$–	$–	$–	$–	$–	$192,500

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2018.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis, Chief Executive Officer	802,667	401,333(1)	$0.040	December 11, 2026
	120,000	80,000(2)	$0.172	September 29, 2025
	46,400	11,600(3)	$0.280	December 21, 2024
	750,000	-0-(4)	$0.650	December 11, 2023
	400,000	-0-(5)	$0.560	January 23, 2023
	1,000,000	-0-(6)	$0.270	September 24, 2022

Michael Eisele, Chief Operating Officer	333,333	166,667(1)	$0.040	December 11, 2026
	120,000	80,000(2)	$0.172	September 29, 2025
	32,000	8,000(3)	$0.280	December 21, 2024
	250,000	-0-(4)	$0.650	December 11, 2023
	165,000	-0-(7)	$0.640	July 31, 2023
	165,000	-0-(5)	$0.560	January 23, 2023
	150,000	-0-(8)	$0.280	August 9, 2022

James Moe, Chief Financial Officer	300,000	150,000(1)	$0.040	December 11, 2026
	90,000	60,000(2)	$0.172	September 29, 2025
	32,000	8,000(3)	$0.280	December 21, 2024
	200,000	-0-(4)	$0.650	December 11, 2023
	115,000	-0-(5)	$0.560	January 23, 2023
	500,000	-0-(6)	$0.270	September 24, 2022
	200,000	-0-(9)	$1.000	November 1, 2021

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

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2018.

Director Compensation

No compensation was paid or accrued by us to our directors for the year ended December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2019, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2019, we had 479,844,900 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2019. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 110 Fifth Street North, Suite 410, Minneapolis, Minnesota 55403.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director(2)	59,166,893	12.3%
Ken DeCubellis, Chief Executive Officer(3)	47,359,350	9.8%
Michael Eisele, Chief Operating Officer(4)	1,215,333	*
James Moe, Chief Financial Officer and Corporate Secretary(5)	1,437,000	*
Joseph Lahti, Director(6)	7,351,469	1.5%
Benjamin Oehler, Director(7)	8,755,293	1.8%
Lyle Berman, Director(8)	65,571,997	13.7%
All Directors and Executive Officers as a Group (7 persons)	190,857,335	39.8%
Neil Sell(9) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	46,788,643	9.8%
Sheldon Fleck(10) 1400 International Centre 900 Second Ave. South Minneapolis, MN 55402	46,385,143	9.7%
Gary Raimist(11) 10932 Snow Cloud Court Las Vegas, NV 89135	37,173,130	7.7%
Perkins Capital Management, Inc.(12) 730 Lake Street E. Wayzata, MN 55391	30,021,032	6.3%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	25,000,000	5.2%
Morris and Arlene Goldfarb 21 Fairway Drive Mamaroneck, NY 10543	24,045,878	5.0%

 *Indicates beneficial ownership of less than 1%.

(1)Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2019.

(2)Includes 480,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2019, 7,122,290 shares held by certain trusts for the children of Mr. Bradley Berman, and 1,858,980 shares owned by Mr. Bradley Berman’s spouse.

(3)Includes 3,197,817 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2019, 10,550,383 shares owned by Mr. Ken DeCubellis’ spouse and 19,687 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2019.

(4)Includes 1,215,333 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2019.

(5)Includes 1,437,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2019.

(6)Includes 651,250 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2019 and 200,000 shares held by Mr. Lahti’s spouse.

(7)Includes 755,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2019 and 8,000,293 shares held by Mr. Oehler’s spouse and 15,000 shares which may be purchased pursuant to warrants held by Mr. Oehler’s spouse.

(8)Includes 345,043 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2019. Does not include 37,173,130 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Neil Sell and Mr. Gary Raimist are co-trustees.

(9)Includes 15,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2019 and includes an aggregate of 37,173,130 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Sell is a co-trustee with Mr. Raimist. Does not include 180,000 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(10)Includes 75,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2019 and 2,000,000 shares of common stock owned by Mr. Fleck’s spouse.

(11) )Includes 37,173,130 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Raimist is a co-trustee with Mr. Sell.

(12)Perkins Capital Management, Inc. is an investment advisor with sole power dispose or to direct the disposition of the shares including 45,000 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2019.

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

BRAC Loan

In order to finance transaction costs in connection with an intended initial business combination, BROG, and its officers, directors or their affiliates may, but are not obligated to, loan BRAC funds as may be required. If BRAC consummates an initial business combination, BRAC would repay such loaned amounts. In the event that the initial business combination does not close, BRAC may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from BRAC’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Placement Units.

As of December 31, 2018, BROG has loaned BRAC, in the form of a convertible promissory note, an aggregate of $350,000 to cover expenses related to a proposed business combination. This note, issued on December 10, 2018, is unsecured, non-interest bearing and is payable at the consummation by BRAC of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the note may be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by BRAC in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by BROG or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory note, it would receive 35,000 units. If a Business Combination is not consummated, the note will not be repaid by BRAC and all amounts owed thereunder by BRAC will be forgiven except to the extent that BRAC has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the note was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Audit fees(1)	$38,500	$28,750
Audit related fees	–	–
Tax fees	–	–
All other fees	–	4,700
Total	$38,500	$33,450

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2018 and 2017.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2018 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Benjamin Oehler, Chairman
Joseph Lahti
Lyle Berman

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Black Ridge Oil & Gas, Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Subscription Agreement dated April 13, 2010, by and between Ante4, Inc. and Ante5, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-12G Registration Statement filed by the Company with the Securities and Exchange Commission on April 23, 2010)

10.2	Agreement and Plan of Merger by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.),Plains Energy Acquisition Corp. and Plains Energy Investments, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

10.3	Asset Purchase Agreement dated August 24, 2009 by and among Peerless Media, Ltd. and WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.4	Guaranty Agreement dated August 24, 2009 made by ElectraWorks Ltd. In favor of WPT Enterprises, Inc. (incorporated by reference to Exhibit 2.2 of the Form 8-K filed with the Securities and Exchange Commission by Voyager Oil & Gas, Inc. on August 24, 2009)

10.5	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 24, 2013)

10.6	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.7	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and James Moe (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.8	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.9 Ω	Limited Liability Company Agreement of Merced Black Ridge, LLC dated July 21, 2015 (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.10 Ω	Management Services Agreement dated July 21, 2015 by and between Black Ridge Oil & Gas, Inc. and Merced Black Ridge, LLC (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2015)

10.11	Limited Liability Company Agreement of Black Ridge Holding Company, LLC dated June 21, 2016 (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.12	Management Services Agreement dated June 21, 2016 by and between Black Ridge Oil & Gas, Inc. and Black Ridge Holding Company, LLC (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.13	Standby Purchase Agreement, dated as of May 23, 2017, by and among Black Ridge Oil and Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.10 of the Report on Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 23, 2017)

10.14	Amendment to Standby Purchase Agreement, dated as of September 22, 2017 by and among Black Ridge Oil & Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 22, 2017)

10.15	Assignment Agreement, dated October 2, 2017, by and among Black Ridge Oil & Gas, Inc., Chambers Energy Capital II, LP and CEC II TE, LLC (Incorporated by reference to Exhibit 10.12 on Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2017)

10.16	Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.17	Form of 2018 Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.18	Registration Rights Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.18 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.19	Administrative Services Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.19 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.20	Warrant Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.20 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.21	Rights Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.21 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.22	Form of Unit Purchase Option between Black Ridge Acquisition Corp. and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.22 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.23	Form of Letter Agreement from each of Black Ridge Acquisition Corp.’s sponsor, officers and directors. (incorporated by reference to Exhibit 10.23 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.24	Investment Management Trust Account Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.24 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.25	Stock Escrow Agreement, dated October 4, 2017, by and among Black Ridge Acquisition Corp., Continental Stock Transfer & Trust Company and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.25 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.26	Form of Promissory Note issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.26 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

10.27	Settlement Agreement and Release, dated August 21, 2018 (incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 30, 2018)

10.28*	Promissory Note, dated December 10, 2018, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Accounting Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Accounting Officer

101*	Interactive Data Files

* Filed herewith.

Ω Filed subject to confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2019	BLACK RIDGE OIL & GAS, INC.

By: /s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints each of James Moe or Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2018 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Kenneth DeCubellis	Dated: March 22, 2019
Kenneth DeCubellis, Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Moe	Dated: March 22, 2019
James Moe, Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Bradley Berman	Dated: March 22, 2019
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: March 22, 2019
Lyle Berman, Director

By: /s/ Joseph Lahti	Dated: March 22, 2019
Joseph Lahti, Director

By: /s/ Benjamin Oehler	Dated: March 22, 2019
Benjamin Oehler, Director

