Form 10-Q
period 2019-03-31
Black Ridge Oil & Gas, Inc.
filed 2019-05-13
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[_X_]

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANFC	OTCQB

The number of shares of registrant’s common stock outstanding as of May 10, 2019 was 479,844,900.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$826,525	$1,503,500
Accounts receivable	77	13
Prepaid expenses	100,401	53,935
Total current assets	927,003	1,557,448

Property and equipment:
Property and equipment	128,965	128,156
Less accumulated depreciation	(127,374)	(126,931)
Total property and equipment, net	1,591	1,225

Restricted cash and investments held in trust	142,027,742	141,307,307

Total assets	$142,956,336	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$105,906	$180,452
Accrued expenses	24,371	5,691
Income tax payable	657,989	472,770
Deferred taxes	1,798	438
Total current liabilities	790,064	659,351

Total liabilities	790,064	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	141,341,003	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 shares issued and outstanding	479,845	479,845
Additional paid-in capital	36,503,663	36,475,732
Accumulated deficit	(36,158,239)	(35,487,902)
Total stockholders' equity	825,269	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$142,956,336	$142,865,980

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Management fee income	$–	$–
Total revenues	–	–

Operating expenses:
General and administrative expenses
Salaries and benefits	318,110	319,740
Stock compensation	27,931	85,833
Professional services	101,060	84,942
Other general and administrative expenses	250,284	151,881
Total general and administrative expenses	697,385	642,396
Depreciation and amortization	443	2,558
Total operating expenses	697,828	644,954

Net operating loss	(697,828)	(644,954)

Other income (expense):
Interest income	811,335	417,712
Unrealized gain on marketable securities held in Trust Account	4,733	57,914
Loss on disposal of property and equipment	–	–
Other income	51	171
Total other income (expense)	816,119	475,797

Gain (loss) before provision for income taxes	118,291	(169,157)

Provision for income taxes	186,579	94,667

Net loss	(68,288)	(263,824)

Less net income attributable to redeemable non-controlling interest	(602,049)	(369,205)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(670,337)	$(633,029)

Weighted average common shares outstanding - basic and fully diluted	479,844,900	479,799,900

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2018	479,799,900	$479,800	36,164,596	(35,143,888)	1,500,508
Common stock options granted for services to employees and directors	–	–	85,833	–	85,833
Net income	–	–	–	(633,029)	(633,029)
Balance, March 31, 2018	479,799,900	$479,800	$36,250,429	$(35,776,917)	$953,312

Balance, January 1, 2019	479,844,900	$479,845	36,475,732	(35,487,902)	1,467,675
Common stock options granted for services to employees and directors	–	–	27,931	–	27,931
Net income	–	–	–	(670,337)	(670,337)
Balance, March 31, 2019	479,844,900	$479,845	$36,503,663	$(36,158,239)	$825,269

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(670,337)	$(633,029)
Adjustments to reconcile net loss attributed to Black Ridge Oil & Gas, Inc. to net cash used in operating activities:
Interest income	(811,335)	(417,712)
Unrealized gain on marketable securities held in Trust Account	(4,733)	(57,914)
Net income attributable to redeemable non-controlling interest	602,049	369,205
Depreciation and amortization	443	2,558
Common stock options issued to employees and directors	27,931	85,833
Deferred taxes	1,360	16,646
Decrease (increase) in current assets:
Accounts receivable	(64)	1,041
Prepaid expenses	(46,466)	(25,667)
Increase (decrease) in current liabilities:
Accounts payable	(74,546)	65,549
Accrued expenses	18,680	14,519
Income taxes payable	185,219	78,021
Net cash used in operating activities	(771,799)	(500,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account to pay for taxes and franchise fees	95,633	–
Purchase of property and equipment	(809)	–
Net cash provided by investing activities	94,824	–

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	–	–

NET CHANGE IN CASH	(676,975)	(500,950)
CASH AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AT END OF PERIOD	$826,525	$976,139

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at March 31, 2019 and December 31, 2018 were $638,654 and $2,312, respectively, all held within the trust account.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash and securities held in Trust Account

The Company had $638,654 of cash equivalents and $141,389,088 of marketable securities on March 31, 2019 and $2,312 of cash equivalents and $141,304,995 of marketable securities on December 31, 2018 held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or upon the dissolution of BRAC.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $520,305 and $1,119,770 in excess of FDIC and SIPC insured limits at March 31, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in such accounts.

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

Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $443 and $2,558 for the three months ended March 31, 2019 and 2018, respectively.

Revenue Recognition

The Company recognizes management fee income as services are provided.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $27,931 and $85,833 for the three months ended March 31, 2019 and 2018, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

Recent Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company adopted this guidance effective January 1, 2019, and the standard did not have a material impact on the Company’s combined financial statements and related disclosures.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2019, the Company had an unrestricted cash balance of $826,525 and total working capital of $136,939. Liabilities including current income taxes and franchise fees of BRAC totaling $686,789 may be paid out of the Trust Account Assets. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

On October 10, 2017 and October 18, 2017, in connection with the underwriter exercising its over-allotment option, the Company used $4,450,000 of the net proceeds of the Rights Offering to fulfill its obligation as sponsor of BRAC, as part of BRAC’s IPO. BRAC was formed on May 9, 2017 with the purpose of becoming the special acquisition company as a wholly owned subsidiary of the Company with an initial equity contribution of $25,000. After the IPO, the Company retained ownership of 22% of BRAC’s common stock. The remaining proceeds from the Rights Offering following the sponsorship are being used for general corporate purposes.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

BRAC will provide the public stockholders, who are the holders of the common stock which was sold as part of the Units in the IPO, whether they are purchased in the IPO or in the aftermarket, or “Public Shares”, including BROG to the extent that it purchases such Public Shares (“Public Stockholders”), with an opportunity to redeem all or a portion of their Public Shares of BRAC’s Common stock, irrespective of whether they vote for or against the proposed transaction or if BRAC conducts a tender offer, upon the completion of the initial Business Combination either (1) in connection with a stockholder meeting called to approve the Business Combination, or (ii) by means of a tender offer, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable, divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to $10.24 per Public Share. BRAC will proceed with a Business Combination only if BRAC has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. The decision as to whether BRAC will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by BRAC, solely in its discretion, based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek stockholder approval under the law or stock exchange listing requirement. If a stockholder vote is not required and BRAC decides not to hold a stockholder vote for business or other legal reasons, BRAC will, pursuant to the proposed amended and restated certificate of incorporation, (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing the initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Proposed Business Combination

On December 19, 2018, BRAC entered into a business combination agreement (the “Business Combination Agreement”) with Allied Esports Entertainment, Inc. (“Allied Esports”), Ourgame International Holdings Ltd. (“Ourgame”), Noble Link Global Limited, a wholly-owned subsidiary of Ourgame (“Noble”), and Primo Vital Ltd., also a wholly-owned subsidiary of Ourgame (“Primo”), pursuant to which BRAC will acquire two of Ourgame’s global esports and entertainment assets, Allied Esports International, Inc. (“Allied Esports”) and WPT Enterprises, Inc. (“WPT”) . See Note 16.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidation of BRAC and Non-controlling Interest

The Company has determined that BRAC, following its IPO, is a VIE and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and BROG has the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, these consolidated financial statements contain the operations of the BRAC from its inception on May 9, 2017. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a redeemable non-controlling interest. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. The net earnings attributable to the IPO shareholders are subtracted from the net gain (loss) for any period to arrive at the net loss attributable to the Company and the non-controlling interest on the balance sheet is adjusted to include the net earnings attributable to the IPO shareholders.

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $30,000 to BROG for such services for the three months ended March 31, 2019. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2019	2018
Prepaid insurance costs	$14,461	$28,751
Prepaid employee benefits	11,822	11,865
Prepaid office and other costs	74,118	13,319
Total prepaid expenses	$100,401	$53,935

Note 7 – Property and Equipment

Property and equipment at March 31, 2019 and December 31, 2018, consisted of the following:

	March 31,	December 31,
	2019	2018
Property and equipment	$128,965	$128,156
Less: Accumulated depreciation and amortization	(127,374)	(126,931)
Total property and equipment, net	$1,591	$1,225

The Company recognized depreciation expense of $443 and $2,558 for the three month periods ended March 31, 2019 and 2018, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Related Party Transactions

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

The Company currently owns 3,895,000 shares of BRAC common stock and has rights to an additional 44,500 shares that would be issued on the date of the closing of a business combination. The actual number of shares of BRAC stock granted to the Grantees will be determined on the date of closing of a business combination and will be issued one year from that date. The Company will recognize no expense related to the Awards until a business combination is probable.

The Company has recognized no expense related to the plan as the grant of shares is contingent on a future event.

BRAC Loans

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

As of March 31, 2019, BROG has loaned BRAC, in the form of a convertible promissory notes, an aggregate $650,000 to cover expenses related to a proposed business combination. The notes are unsecured, non-interest bearing and payable at the consummation by BRAC of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes may be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by BRAC in its initial public offering, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by BROG or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory note, it would receive 65,000 units. If a Business Combination is not consummated, the notes will not be repaid by BRAC and all amounts owed thereunder by BRAC will be forgiven except to the extent that BRAC has funds available to it outside of its trust account established in connection with the initial public offering. The issuance of the notes was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$142,027,742	$–	$–
Cash and cash equivalents	826,525	–	–
Total assets	142,854,267	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$142,854,267	$–	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$141,307,307
Cash and cash equivalents	1,503,500	$–	$–
Total assets	142,810,807	–	–

Liabilities	–	–	–
Total liabilities	–	–	–
	$142,810,807	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2019.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of March 31, 2019 and December 31, 2018, 479,844,900 shares of common stock have been issued.

Note 11 – Options

Options Granted

No options were granted during the three months ended March 31, 2019 and 2018.

The Company recognized a total of $27,931, and $85,833 of compensation expense during the three months ended March 31, 2019 and 2018, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $99,853 as of March 31, 2019.

Options Exercised

No options were exercised during the three months ended March 31, 2019 and 2018.

Options Forfeited

A total of 125,000 options expired and were forfeited during the three months ended March 31, 2019. No options were forfeited during the three months ended March 31, 2018.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Warrants

Warrants Granted

No warrants were granted during the three months ended March 31, 2019 and 2018.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2019 and 2018.

Outstanding Warrants

The Company issued 435,000 warrants (of which 390,000 are outstanding as of March 31, 2019) to purchase shares at $0.01 per share to participants of the Backstop Agreement on September 22, 2017. The Company accounted for the warrants as an expense of the Rights Offering which resulted in a charge directly to stockholders’ equity. The Company estimated the fair value of these warrants to be approximately $10,135 (or $.0233 per warrant) using the Black-Scholes option-pricing model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 388%, (2) risk-free interest rate of 1.89% and (3) expected life of five years.

Note 13 - BRAC Rights and Warrants

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

BROG and BRAC file returns independently and do not file as a consolidated group. We currently estimate that our effective tax rate for the year ending December 31, 2019 will be 0% for BROG and 35.9% for BRAC.

For BROG, losses incurred during the period from April 9, 2011 (inception) to March 31, 2019 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2019, net deferred tax assets were $9,735,771, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $9,735,771 was applied to the net deferred tax assets. Therefore BROG has no tax expense for 2019 to date.

For BRAC, the tax expense of $186,579 and $94,677 for the three months ended March 31, 2019 and 2018, respectively, was primarily driven by the Company’s interest income offset by general and administrative expenses resulting in income before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2019.

Note 15 – Commitments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – BRAC’s Proposed Business Combination

Business Combination Agreement

On December 19, 2018, BRAC entered into the Business Combination Agreement by and among BRAC, Black Ridge Merger Sub, Corp., a Delaware corporation and wholly-owned subsidiary of BRAC formed on December 19, 2018 (“Merger Sub”), Allied Esports, Ourgame, Noble, and Primo.

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

Upon consummation of the Mergers (the “Closing”), BRAC will issue to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock, par value $0.0001 per share, of BRAC’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of common stock of BRAC. BRAC will also pay Ourgame $35,000,000 to satisfy certain obligations owed to it by Allied Esports assumed in the transaction.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Termination

The Agreement may be terminated at any time prior to the consummation of the Agreement (whether or not the approval of BRAC’s shareholders has been obtained) by mutual written consent of the Company and Ourgame and Noble and in certain other limited circumstances, including if the Proposed Business Combination has not been consummated by July, 10, 2019.

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

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and covenants of the respective parties, including approval of BRAC’s stockholders and BRAC having cash on hand of at least $80 million. Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in BRAC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by BRAC with the Securities and Exchange Commission on February 15, 2019 (and subsequently amended on April 29, 2019) and the definitive proxy statement to be filed by BRAC with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes BRAC will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

Going Concern Uncertainty

As of March 31, 2019 our cash balance was $826,525. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Operating Highlights

General and administrative expenses were $697,385 for the three month period ended March 31, 2019 as compared to $642,396 in the three month period ended March 31, 2018.

Results of Operations for the Three Months Ended March 31, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,		Increase /
	2019	2018	(Decrease)

Management fee income	$–	$–	$–
Total revenues:	–	–	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	318,110	319,740	(1,630)
Stock compensation	27,931	85,833	(57,902)
Professional services	101,060	84,942	16,118
Other general and administrative expenses	250,284	151,881	98,403
Total general and administrative expenses	697,385	642,396	54,989
Depreciation and amortization	443	2,558	(2,115)
Total operating expenses	697,828	644,954	52,874

Net operating loss	(697,828)	(644,954)	(52,874)

Other income (expense)	816,119	475,797	340,222

Gain (loss) before provision for income taxes	118,291	(169,157)	287,448

Provision for income taxes	186,579	94,667	91,912

Net loss	(68,288)	(263,824)	(195,536)

Less: Net income attributable to redeemable non-controlling interest	(602,049)	(369,205)	(232,844)

Net loss attributable to Black ridge Oil & Gas, Inc.	$(670,337)	$(633,029)	$(37,308)

Management Fee Revenue

The Company earned no management fees during the three months ended March 31, 2019 and 2018.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2019 were $318,110 compared to $319,740 for the three months ended March 31, 2018, a decrease of $1,630, or 1%. Base salaries were consistent between the two periods.

Stock compensation

Stock compensation expense for the three months ended March 31, 2019 was $27,931 compared to $85,833 for the three months ended March 31, 2018, a decrease of $57,902 or 67%. No new stock compensation awards were granted in 2019 or 2018 and in 2019 awards from 2014, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $101,060 for the 2019 period compared to $84,942 for the 2018 period, an increase of $16,118 or 19%. The increase primarily relates to increased accounting and legal services acquisition related costs for BRAC’s proposed acquisition.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2019 were $250,284 compared to $151,881 for the three months ended March 31, 2018, an increase of $98,403, or 65%. The increase is attributable to increased travel and meals as well as other service related to the BRAC’s proposed business combination including filing fees, investor relations and stock services.

Depreciation

Depreciation expense for the three months ended March 31, 2019 was $443, compared to $2,558 for the three months ended March 31, 2018.

Other income (expense)

In the three months ended March 31, 2019 other income was $816,119 consisting primarily of activity in the restricted trust account including interest income of $811,335 and unrealized gains of $4,733.

In the three months ended March 31, 2018 other income was $475,797 consisting primarily of activity in the restricted trust account including interest income of $417,712 and unrealized gains of $57,914.

Provision for Income Taxes

We had $186,579 and $94,667 of tax expense for the three months ended March 31, 2019 and 2018, respectively, representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2019 or 2018 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2019 and December 31, 2018, respectively.

	March 31,	December 31,
	2019	2018
Current Assets	$927,003	$1,557,448

Current Liabilities	$790,064	$659,351

Working Capital	$136,939	$898,097

As of March 31, 2019 we had positive working capital of $136,939. Liabilities of BRAC as of March 31, 2019 for current income taxes and franchise fees totaling $686,789 may be paid from interest earned on the Trust Account assets.

The following table summarizes our cash flows during the three month periods ended March 31, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,
	2018
Net cash used in operating activities	$(771,799)	$(500,950)
Net cash provided by investing activities	94,824	–
Net cash provided by financing activities	–	–

Net change in cash and cash equivalents	$(676,975)	$(500,950)

Net cash used in operating activities was $771,799 and $500,950 for the three months ended March 31, 2019 and 2018, respectively, a period over period increase of $270,849. The increase was primarily due to an increase of $54,989 in general and administrative expenses and changes in working capital accounts. Changes in working capital from operating activities resulted in an increase in cash of $82,823 in the three months ended March 31, 2019 as compared to an increase in cash of $133,463 for the same period in the previous year, the year over year decrease of $50,640 primarily driven by changes in accounts payable and offset by changes in income taxes payable between periods.

Net cash provided by investing activities was $94,824 for the three months ended March 31, 2019 primarily from proceeds of withdrawals of 95,633 from the Trust Account to pay for income taxes and franchise fees. We had no investing activity in the 2018 period.

We had no financing activities in either the 2019 period or the 2018 period.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2019, our balance of cash and cash equivalents was $826,525. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1*	Promissory Note dated February 20, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.
10.2*	Promissory Note dated March 28, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 13, 2019	By:	/s/Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2019	By:	/s/James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

