Form 10-Q
period 2019-06-30
Black Ridge Oil & Gas, Inc.
filed 2019-08-19
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2019

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

The number of shares of registrant’s common stock outstanding as of August 12, 2019 was 479,844,900.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$268,067	$1,503,500
Accounts receivable	173	13
Prepaid expenses	108,138	53,935
Total current assets	376,378	1,557,448

Property and equipment:
Property and equipment	128,965	128,156
Less accumulated depreciation	(127,554)	(126,931)
Total property and equipment, net	1,411	1,225

Restricted cash and investments held in trust	142,048,087	141,307,307

Total assets	$142,425,876	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$165,356	$180,452
Accrued expenses	1,454	5,691
Income tax payable	108,033	472,770
Deferred taxes	–	438
Total current liabilities	274,843	659,351

Long term liabilities	–	–

Total liabilities	274,843	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	141,928,564	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 shares issued and outstanding	479,845	479,845
Additional paid-in capital	36,531,550	36,475,732
Accumulated deficit	(36,788,926)	(35,487,902)
Total stockholders' equity	222,469	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$142,425,876	$142,865,980

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Management fee income	$–	$–	$–	$–
Total revenues	–	–	–	–

Operating expenses:
General and administrative expenses
Salaries and benefits	312,460	308,587	630,570	628,327
Stock compensation	27,887	80,930	55,818	166,763
Professional services	128,898	26,384	229,958	111,326
Other general and administrative expenses	191,860	141,281	442,144	293,162
Total general and administrative expenses	661,105	557,182	1,358,490	1,199,578
Depreciation and amortization	180	2,557	623	5,115
Total operating expenses	661,285	559,739	1,359,113	1,204,693

Net operating loss	(661,285)	(559,739)	(1,359,113)	(1,204,693)

Other income (expense):
Interest income	824,290	628,390	1,635,625	1,046,102
Unrealized gain (loss) on marketable securities held in Trust Account	(6,255)	2,806	(1,522)	60,720
Other income	–	569	51	740
Total other income (expense)	818,035	631,765	1,634,154	1,107,562

Income (loss) before provision for income taxes	156,750	72,026	275,041	(97,131)

Provision for income taxes	199,876	148,559	386,455	243,226

Net loss	(43,126)	(76,533)	(111,414)	(340,357)

Less net income attributable to redeemable non-controlling interest	(587,561)	(455,042)	(1,189,610)	(824,247)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(630,687)	$(531,575)	$(1,301,024)	$(1,164,604)

Weighted average common shares outstanding - basic and fully diluted	479,844,900	479,799,900	479,844,900	479,799,900

Net loss per common share - basic and fully diluted	$–	$–	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 1, 2018	479,799,900	$479,800	$36,250,429	$(35,776,917)	$953,312
Common stock options granted for services to employees and directors	–	–	80,930	–	80,930
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(531,575)	(531,575)
Balance, June 30, 2018	479,799,900	$479,800	$36,331,359	$(36,308,492)	$502,667

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 1, 2019	479,844,900	$479,845	$36,503,663	$(36,158,239)	$825,269
Common stock options granted for services to employees and directors	–	–	27,887	–	27,887
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(630,687)	(630,687)
Balance, June 30, 2019	479,844,900	$479,845	$36,531,550	$(36,788,926)	$222,469

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2018	479,799,900	$479,800	$36,164,596	$(35,143,888)	$1,500,508
Common stock options granted for services to employees and directors	–	–	166,763	–	166,763
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(1,164,604)	(1,164,604)
Balance, June 30, 2018	479,799,900	$479,800	$36,331,359	$(36,308,492)	$502,667

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2019	479,844,900	$479,845	$36,475,732	$(35,487,902)	$1,467,675
Common stock options granted for services to employees and directors	–	–	55,818	–	55,818
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(1,301,024)	(1,301,024)
Balance, June 30, 2019	479,844,900	$479,845	$36,531,550	$(36,788,926)	$222,469

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,301,024)	$(1,164,604)
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Interest income	(1,635,625)	(1,046,102)
Unrealized loss (gain) on marketable securities held in Trust Account	1,522	(60,720)
Net income attributable to redeemable non-controlling interest	1,189,610	824,247
Depreciation and amortization	623	5,115
Common stock options issued to employees and directors	55,818	166,763
Deferred taxes	(438)	17,452
Decrease (increase) in current assets:
Accounts receivable	(160)	1,037
Prepaid expenses	(54,203)	(29,852)
Increase (decrease) in current liabilities:
Accounts payable	(15,096)	1,358
Accrued expenses	(4,237)	(7,797)
Income taxes payable	(364,737)	98,505
Net cash provided by (used in) operating activities	(2,127,947)	(1,194,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(809)	–
Withdrawal from Trust Account for taxes and franchise fees	893,323	130,621
Net cash provided by investing activities	892,514	130,621

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	–	–

NET CHANGE IN CASH	(1,235,433)	(1,063,977)
CASH AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AT END OF PERIOD	$268,067	$413,112

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$751,630	$127,269

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

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC. BRAC is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region, but the initial focus of its search was for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the IPO and over-allotment, the Company owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement.

On December 19, 2018, BRAC entered into a business combination agreement which is which is outlined in Note 16. The business combination closed on August 9, as discussed in Note 17.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at June 30, 2019 and December 31, 2018 were $0 and $2,312, respectively, all held within the trust account.

Restricted cash and securities held in Trust Account

The Company had $0 of cash equivalents and $142,048,087 of marketable securities on June 30, 2019 and $2,312 of cash equivalents and $141,304,995 of marketable securities on December 31, 2018 held in the Trust Account which is restricted for the benefit of the BRAC’s IPO shareholders to be available for those shareholders in the event they elect to redeem their shares following an approved business combination or upon the dissolution of BRAC.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $0 and $1,119,770 in excess of FDIC and SIPC insured limits at June 30, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in such accounts.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-oil and gas long-lived assets. Depreciation expense was $623 and $5,115 for the six months ended June 30, 2019 and 2018, respectively.

Revenue Recognition

The Company recognizes management fee income as services are provided.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $55,818 and $166,763 for the six months ended June 30, 2019 and 2018, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2019, the Company had an unrestricted cash balance of $268,067 and total working capital of $101,535. Liabilities including current income taxes and franchise fees of BRAC totaling $119,553 may be paid out of the Trust Account Assets. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

Note 5 – BRAC’s IPO, Consolidation of BRAC and Non-controlling Interest

BRAC’s IPO

The registration statement for the BRAC’s IPO was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, the Company consummated the IPO of 12,000,000 units, generating gross proceeds of $120,000,000.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Simultaneous with the closing of the IPO, BRAC sold 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to BROG, generating gross proceeds of $4,000,000. BROG’s investment in BRAC’s common stock is eliminated in consolidation.

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

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, BRAC’s initial Business Combination had to be with a target business or businesses whose collective fair market value was at least equal to 80% of the balance in the Trust Account, net of tax obligations, at the time of the execution of a definitive agreement for such Business Combination.

BRAC will provide the holders of the Public Shares (“Public Stockholders”) with an opportunity to redeem all or a portion of their Public Shares in connection with a stockholder meeting called to approve the Business Combination, irrespective of whether they vote for or against the proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of franchise and income taxes payable), divided by the number of then outstanding Public Shares. The amount in the Trust Account, net of franchise and income taxes payable, currently amounts to approximately $10.29 per Public Share. The common stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. BRAC will proceed with a Business Combination only if BRAC has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination a majority of the outstanding shares voted are voted in favor of the Business Combination.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

BROG has agreed to vote its Founder Shares (as described in Note 4) and any Public Shares purchased after the IPO in favor of the initial Business Combination, and BRAC’s executive officers and directors have also agreed to vote any Public Shares purchased after the IPO in favor of the Initial Business Combination. BROG entered into a letter agreement, pursuant to which it agreed to waive its redemption rights with respect to the Founder Shares, shares included in the Placement Units and Public Shares in connection with the completion of the initial Business Combination. In addition, BROG has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and shares included in the Placement Units if BRAC fails to complete the initial Business Combination within the prescribed time frame.

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

Intercompany transactions and eliminations

BROG is paid a management fee by BRAC of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017, for general and administrative services including the cost of office space and personnel dedicated to BRAC. BROG is reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on BRAC’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by BRAC. BRAC paid a total of $60,000 to BROG for such services for the six months ended June 30, 2019. The management services income of BROG and the management services expense of BRAC as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2019	2018
Prepaid insurance costs	$21,679	$28,751
Prepaid employee benefits	11,822	11,865
Prepaid office and other costs	74,637	13,319
Total prepaid expenses	$108,138	$53,935

Note 7 – Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
Property and equipment	$128,965	$128,156
Less: Accumulated depreciation and amortization	(127,554)	(126,931)
Total property and equipment, net	$1,411	$1,225

The Company recognized depreciation expense of $623 and $5,115 for the six month periods ended June 30, 2019 and 2018, respectively.

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

Percentage of BRAC Shares Owned by the
Name	Company to be Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

As of June 30, 2019, the Company owned 3,895,000 shares of BRAC common stock and has rights to an additional 44,500 shares that would be issued on the date of the closing of a business combination. Additionally, as a result of convertible loans to BRAC (see below), the Company may receive up to 82,500 additional shares (75,000 units representing 75,000 shares of BRAC common stock and rights to 7,500 shares) upon conversion of the notes. The actual number of shares of BRAC stock granted to the Grantees will be determined on the date of closing of a business combination and will be issued one year from that date. As of June 30, 2019 the Company has recognized no expense related to the plan as the grant of shares is contingent on a future event. As described in Note 17 – Subsequent Events, following the Business Combination, the number of BRAC shares owed by the Company was reduced to 2,685,500. As a result, 537,100 of the 2,685,500 shares of BRAC common stock owned by the company are committed to employees and directors of the Company related to the Plan and Award Agreement discussed above.

BRAC Convertible Loans

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

As of June 30, 2019, BROG has loaned BRAC, in the form of a convertible promissory notes, an aggregate $750,000 to cover expenses related to a proposed business combination. The notes are unsecured, non-interest bearing and payable at the consummation by BRAC of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes may be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by BRAC in its IPO, except the warrants included in such units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by BROG or its permitted transferees. If BROG converts the entire principal balance of the convertible promissory notes, it would receive 75,000 units. If a Business Combination is not consummated, the notes will not be repaid by BRAC and all amounts owed thereunder by BRAC will be forgiven except to the extent that BRAC has funds available to it outside of its trust account established in connection with the IPO. The issuance of the notes was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 16.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$142,048,087	$–	$–
Cash and cash equivalents	268,067	–	–
Total assets	142,316,154	–	–

Liabilities
Total liabilities	–	–	–
	$142,316,154	$–	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Restricted cash and investments held in trust	$141,307,307	$–	$–
Cash and cash equivalents	1,503,500	–	–
Total assets	142,810,807	–	–

Liabilities
Total liabilities	–	–	–
	$142,810,807	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2019.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of June 30, 2019 and December 31, 2018, 479,844,900 shares of common stock have been issued.

Note 11 – Options

Options Granted

No options were granted during the six months ended June 30, 2019 and 2018.

The Company recognized a total of $55,818, and $166,763 of compensation expense during the six months ended June 30, 2019 and 2018, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $71,966 as of June 30, 2019.

Options Exercised

No options were exercised during the six months ended June 30, 2019 and 2018.

Options Forfeited

A total of 134,000 options expired and were forfeited during the six months ended June 30, 2019. A total of 22,000 options were forfeited during the six months ended June 30, 2018.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Warrants

Warrants Granted

No warrants were granted during the six months ended June 30, 2019 and 2018.

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2019 and 2018.

Outstanding Warrants

The Company issued 435,000 warrants (of which 390,000 are outstanding as of June 30, 2019) to purchase shares at $0.01 per share to participants of the Backstop Agreement on September 22, 2017. The Company accounted for the warrants as an expense of the Rights Offering which resulted in a charge directly to stockholders’ equity. The Company estimated the fair value of these warrants to be approximately $10,135 (or $.0233 per warrant) using the Black-Scholes option-pricing model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 388%, (2) risk-free interest rate of 1.89% and (3) expected life of five years.

Note 13 - BRAC Rights and Warrants

Initial Public Offering

Pursuant to its IPO and including the subsequent over-allotment option exercised by the underwriter, BRAC sold 13,800,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right (“Public Right”) and one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50.

Private Placement

Simultaneous with the IPO and over-allotment option exercise, BROG purchased an aggregate of 445,000 Placement Units at a price of $10.00 per Unit (or an aggregate purchase price of $4,450,000). Each Placement Unit consists of one share of common stock (“Placement Share”), one right (“Placement Right”) and one warrant (each, a “Placement Warrant”) to purchase one share of the common stock at an exercise price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the IPO held in the Trust Account. If BRAC does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights and Placement Warrants will expire worthless.

The Placement Units are identical to the Units sold in the IPO except that the Placement Warrants (i) are not redeemable by BRAC and (ii) may be exercised for cash or on a cashless basis, so long as they are held by BROG or any of its permitted transferees. In addition, the Placement Units and their component securities may not be transferable, assignable or salable until after the consummation of a Business Combination, subject to certain limited exceptions.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rights

Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If BRAC enters into a definitive agreement for a Business Combination in which BRAC will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the shares of common stock will receive in the transaction on an as-converted into shares of common stock basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of a share of common stock underlying each right (without paying additional consideration). The shares of common stock issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of BRAC).

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

The rights included in the Private Units sold in the Private Placement are identical to the rights included in the Units sold in the IPO, except that, among others, the rights including the shares issuable upon exchange of such rights, are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become tradable only after certain conditions are met or the resale of such rights (including underlying securities) is registered under the Securities Act.

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

The Private Warrants will be identical to the Warrants underlying the Units sold in the IPO, except the Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by BRAC, in each case so long as they are still held by BROG or its affiliates.

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

Unit Purchase Option

On October 10, 2017, BRAC sold to the underwriter and its designees, for $100, an option to purchase up to 600,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $6,900,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the IPO and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the IPO. The Units issuable upon exercise of this option are identical to those offered in the IPO. BRAC accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. BRAC estimated the fair value of this unit purchase option to be approximately $1,778,978 (or $2.97 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.94% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the common stock that is issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of IPO except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. BRAC will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or BRAC’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

BROG and BRAC file returns independently and do not file as a consolidated group. We currently estimate that our effective tax rate for the year ending December 31, 2019 will be 0% for BROG and 36.5% for BRAC.

For BROG, losses incurred during the period from April 9, 2011 (inception) to June 30, 2019 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2019, net deferred tax assets were $9,960,622, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $9,960,622 was applied to the net deferred tax assets. Therefore BROG has no tax expense for 2019 to date.

For BRAC, the tax expense of $386,455 and $243,226 for the six months ended June 30, 2019 and 2018, respectively, was primarily driven by the Company’s interest income offset by general and administrative expenses resulting in income before provision for income taxes.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2019.

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

BRAC’s agreements with underwriters

BRAC engaged the underwriters as advisors in connection with its Initial Business Combination to assist it in holding meetings with its shareholders to discuss the potential business combination and the target business’ attributes, introduce it to potential investors that are interested in purchasing its securities, assist it in obtaining shareholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. BRAC has agreed to pay its underwriters a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of its offering (exclusive of any applicable finders’ fees which might become payable).

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Registration rights

The holders of BROG’s shares of BRAC issued and outstanding on the date of BRAC’s IPO, as well as the holders of the private units and any units BROG, and its officers, directors or their affiliates may be issued in payment of working capital loans made to BRAC (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement dated October 4, 2017. The holders of a majority of these securities are entitled to make up to two demands that BRAC register such securities. The holders of the majority of the BROG’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of BRAC’s common stock are to be released from escrow. The holders of a majority of the private units and units issued to BROG, and its officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after BRAC consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. The Company would bear the expenses incurred in connection with the filing of any such registration statements. This fee was amended to a payment in stock as described in Note 17.

Note 16 – BRAC’s Proposed Business Combination

Business Combination Agreement

On December 19, 2018, BRAC entered into the Business Combination Agreement with Merger Sub, Allied Esports, Ourgame, Noble and Primo. The Business Combination Agreement was amended on August 5, 2019 and the Business Combination Agreement as amended is referred to as the Amended Business Combination Agreement. The merger closed on August 9, 2019 (see Note 17 - Subsequent Events).

Subject to the Amended Business Combination Agreement, (i) Noble will merge with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub will merge with and into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

The Mergers result in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The proposed transaction will seek to strategically combine the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Upon consummation of the Mergers (the “Closing”), the BRAC will issue to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock, par value $0.0001 per share, of BRAC common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of common stock of the BRAC.

In addition to the consideration described above, the former owners of Allied Esports and WPT will receive their pro rata portion of an aggregate of an additional 3,846,153 shares of the BRAC’s common stock if the last sales price of BRAC’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Business Combination Agreement, which original called for a debt repayment to Ourgame of $35,000,000 was amended to call for BRAC to (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of BRAC’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, BROG, as BRAC’s founder, agreed to transfer an aggregate of 600,000 shares of BRAC’s common stock held by it to Ourgame.

Conditions to Consummation of the Business Combination

Consummation of the transactions contemplated by the Amended Business Combination Agreement is subject to certain closing conditions including, among others, (i) approval by the stockholders of BRAC, and (ii) that BRAC have available cash in an amount not less than $22,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of BRAC’s charter documents. This second condition was waived by Ourgame prior to the close.

Termination

The Amended Business Combination Agreement could be terminated at any time prior to the Closing Date (whether before or after BRAC’s shareholder vote has been obtained) by mutual written consent of BRAC and Ourgame and Noble and in certain other limited circumstances, including if the proposed Business Combination has not been consummated by August 9, 2019 (as amended in BRAC’s charter). The Business Combination closed on August 9, 2019 (see Note 17 - Subsequent Events).

Note 17 – Subsequent Events

The Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, BRAC’s stockholders considered a proposal to adopt and approve an amendment to BRAC’s amended and restated certificate of incorporation (the “Charter”) to extend the date that BRAC has to consummate a business combination (the “Extension”) to August 10, 2019. The amendment was approved by the stockholders.

In connection with this vote, the holders of 9,246,727 shares of BRAC’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. In connection with the Extension, BROG, loaned $30,000 to BRAC to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan is non-interest bearing and is evidenced by a promissory note issued by BRAC on the same date.

BRAC filed the amendment to the Charter with the Secretary of State of the State of Delaware on July 9, 2019.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amendment to the Business Combination Agreement

On August 5, 2019, BRAC entered into an amendment (the “Amendment”) to the Business Combination Agreement. The Amendment reduced the closing condition originally contained in the Business Combination Agreement requiring BRAC to have minimum cash on hand following the proper exercise of conversion rights by the holders of public shares from at least $80,000,000 to $22,000,000. This condition was waived by Ourgame prior to the close of the Business Combination. The Business Combination Agreement also originally provided for BRAC to repay $35,000,000 of indebtedness of Allied Esports and the World Poker Tour owed to Ourgame in cash at the closing of the transactions (the “Closing”). Pursuant to the Amendment, the parties agreed that instead of paying the full $35,000,000 in cash at the Closing, BRAC would (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of BRAC’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, BROG agreed to transfer an aggregate of 600,000 shares of BRAC’s common stock held by it to Ourgame.

In connection with the execution of the Amendment, the parties entered into an amendment and acknowledgment agreement (“Acknowledgment Agreement”) whereby the terms of the previously issued convertible notes (“Notes”) of Allied Esports and WPT (collectively “AEII/WPT”) whereby bridge holders provided $14 million to be used for the operations of AEII/WPT were amended. Pursuant to the Acknowledgement Agreement, the bridge holders agreed to defer repayment of the Notes to one year and two weeks following the Closing (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the bridge holders will be paid an additional six months of interest (i.e., a total of 18 months interest) to the extent any bridge holder elects not to convert their Note to equity. BRAC agreed to assume the debt under the Notes as part of the mergers contemplated by the Agreement, and agreed that the debt will be secured by all the assets of BRAC following the Closing. BROG, as the Sponsor, also agreed that it will not make any further transfer of its securities of BRAC, subject to certain exceptions, until the debt is repaid. The Notes are convertible at any time by a holder between the Closing and the Maturity Date at the “Conversion Price.” The “Conversion Price” is the lesser of $8.50 per share or the price at which shares are issued to Ourgame or its affiliates in connection with the mergers.

In July and August 2019, BRAC and BROG also entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers are unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account (currently approximately $10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. One of the agreements also contains certain restrictions on the use of cash from the purchase. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, BROG agreed to transfer an aggregate of 720,000 shares of BRAC common stock held by it to the Purchasers. Pursuant to the Purchase Agreements, BRAC is required to file a registration statement with the SEC as promptly as practicable following Closing to register the resale of any securities purchased by the Purchasers that are not already registered and cause such registration statement to become effective as soon as possible. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG. Additionally, $5 million will be held in an escrow account and its usage will be limited to specific capital projects.

Closing of the Business Combination

Commensurate with the Business Combination the BROG converted $600,000 of convertible loans to BRAC into 60,000 units (comprised 66,000 shares after conversion of stock rights and 60,000 warrants with terms similar to the IPO warrants). The remaining $150,000 in convertible loans were returned in cash by BRAC to BROG. Additionally, the underwriter agreed to an amendment to its agreement, modifying its payment due at the close of the Business Combination to $4 million, $2 million on cash and $2 million in equity. Other advisors used in the transaction agreed to accept payment for $3.8 million in contingent fees in BRAC equity.

Upon, the close of the Business Combination, BROG owned 2,685,500 shares of BRAC stock, representing approximately 11.6% of the outstanding shares of BRAC. As per the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan, 20% of the shares, or 537,100 shares, owned by BROG are committed to employees and directors of the Company. Additionally, as the conditions warranting BROG’s treatment of BRAC as a VIE have been eliminated, BROG will no longer be accounted for as a VIE and consolidated for financial statement reporting purposes from the date of the closing of the Business Combination forward.

Consulting Agreement

On August 19, 2019, the Company entered into a consulting service agreement with Allied Esports Entertainment, Inc. under which, the Company has agreed to provide certain services required by Allied Esports, including, without limitation, administrative and accounting services through December 31, 2019.   Under the Consulting Agreement, the Company is entitled to specified payment for the Consulting Services to be paid on the date of execution and the first day of each following month with expected aggregate total payments of approximately $349,000 over the term of the Consulting Agreement.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;

•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;

•	potential fluctuation in quarterly results;

•	our failure to collect payments owed to us;

•	material defaults on monetary obligations owed us, resulting in unexpected losses;

•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;

•	inability to maintain adequate liquidity to meet our financial obligations;

•	unavailability of oil and gas prospects to acquire for our clients;

•	failure to acquire or grow new business;

•	litigation, disputes and legal claims involving outside parties;

•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements; and

•	risks related to our new holdings of BRAC common stock.

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), now that BRAC has completed its Business Combination we will be providing additional management services to BRAC.

BRAC Business Combination

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

Further information regarding the Proposed Business Combination, the proposed business of the combined company following consummation of the Proposed Business Combination and the risks related to the proposed business of the combined company following consummation of the Proposed Business Combination can be found in BRAC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by BRAC with the Securities and Exchange Commission on February 15, 2019 (and subsequently amended on April 29, 2019, May 20, 2019, June 5, 2019 and June 12, 2019) and the definitive proxy statement to be filed by BRAC with the Securities and Exchange Commission. Unless otherwise indicated, the information in this Report assumes BRAC will not consummate the Proposed Business Combination and will be forced to seek an alternative target with which to consummate an initial business combination.

The Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, BRAC’s stockholders considered a proposal to adopt and approve an amendment to BRAC’s amended and restated certificate of incorporation (the “Charter”) to extend the date that BRAC has to consummate a business combination (the “Extension”) to August 10, 2019. The amendment was approved by the stockholders.

In connection with this vote, the holders of 9,246,727 shares of BRAC’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. In connection with the Extension, BROG, loaned $30,000 to BRAC to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan is non-interest bearing and is evidenced by a promissory note issued by BRAC on the same date.

BRAC filed the amendment to the Charter with the Secretary of State of the State of Delaware on July 9, 2019.

Amendment to the Business Combination Agreement

On August 5, 2019, BRAC entered into an amendment (the “Amendment”) to the Business Combination Agreement. The Amendment reduced the closing condition originally contained in the Business Combination Agreement requiring BRAC to have minimum cash on hand following the proper exercise of conversion rights by the holders of public shares from at least $80,000,000 to $22,000,000. This condition was waived by Ourgame prior to the close of the Business Combination. The Business Combination Agreement also originally provided for BRAC to repay $35,000,000 of indebtedness of Allied Esports and the World Poker Tour owed to Ourgame in cash at the closing of the transactions (the “Closing”). Pursuant to the Amendment, the parties agreed that instead of paying the full $35,000,000 in cash at the Closing, BRAC would (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of BRAC’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, BROG agreed to transfer an aggregate of 600,000 shares of BRAC’s common stock held by it to Ourgame.

In connection with the execution of the Amendment, the parties entered into an amendment and acknowledgment agreement (“Acknowledgment Agreement”) whereby the terms of the previously issued convertible notes (“Notes”) of Allied Esports and WPT (collectively “AEII/WPT”) whereby bridge holders provided $14 million to be used for the operations of AEII/WPT were amended. Pursuant to the Acknowledgement Agreement, the bridge holders have agreed to defer repayment of the Notes to one year and two weeks following the Closing (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the bridge holders will be paid an additional six months of interest (i.e., a total of 18 months interest) to the extent any bridge holder elects not to convert their Note to equity. BRAC has agreed to assume the debt under the Notes as part of the mergers contemplated by the Agreement, and agreed that the debt will be secured by all the assets of BRAC following the Closing. BROG, as the Sponsor, has also agreed that it will not make any further transfer of its securities of BRAC, subject to certain exceptions, until the debt is repaid. The Notes are convertible at any time by a holder between the Closing and the Maturity Date at the “Conversion Price.” The “Conversion Price” is the lesser of $8.50 per share or the price at which shares are issued to Ourgame or its affiliates in connection with the mergers.

In July and August 2019, BRAC and BROG also entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers have agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers are unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account (currently approximately $10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. One of the agreements also contains certain restrictions on the use of cash from the purchase. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, BROG has agreed to transfer an aggregate of 720,000 shares held by it of BRAC common stock to the Purchasers. Pursuant to the Purchase Agreements, BRAC is required to file a registration statement with the SEC as promptly as practicable following Closing to register the resale of any securities purchased by the Purchasers that are not already registered and cause such registration statement to become effective as soon as possible. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG. Additionally, $5 million will be held in an escrow account and its usage will be limited to specific capital projects.

Closing of the Business Combination

The Business Combination was closed on August 9, 2019. In connection with the closing, the holders of 3,015,124 shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.31 per share resulting in $31,080,410 in Trust Account assets being distributed back to shareholders. Additionally, the Purchasers fulfilled their purchase commitments purchasing approximately $12.1 million of BRAC’s shares in the open market or through privately negotiated transactions and directly purchasing 479,546 additional shares of BRAC common stock for $4.9 million directly from BRAC.

Commensurate with the Business Combination the BROG converted $600,000 of convertible loans to BRAC into 60,000 units (comprised 66,000 shares after conversion of stock rights and 60,000 warrants with terms similar to the IPO warrants). The remaining $150,000 in convertible loans were returned in cash by BRAC to BROG. Additionally, the underwriter agreed to an amendment to its agreement, modifying its payment due at the close of the Business Combination to $4 million, $2 million on cash and $2 million in equity. Other advisors used in the transaction agreed to accept payment for $3.8 million in contingent fees in BRAC equity.

Upon, the close of the Business Combination, BROG owned 2,685,500 shares of BRAC stock, representing approximately 11.6% of the outstanding shares of BRAC. As per the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan, 20% of the shares, or 537,100 shares, owned by BROG are committed to employees and directors of the Company. Additionally, as the conditions warranting BROG’s treatment of BRAC as a VIE have been eliminated, BROG will no longer be accounted for as a VIE and consolidated for financial statement reporting purposes from the date of the closing of the Business Combination forward.

Going Concern Uncertainty

As of June 30, 2019 our cash balance was $268,067. After the closing of the Business Combination on August 9, 2019, BROG had cash on hand of $234,784 after receiving $180,000 from the partial repayment of loans to BRAC. Additionally, on August 19, 2019, BROG entered into a management fee agreement with Allied Esports Entertainment, Inc. whereby BROG is expected to receive aggregate payments of approximately $349,000. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand plus the management fee would be insufficient to cover our cash needs over the next year.

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

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in the Company’s Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Business

The Company is focused on acquiring, investing in, and managing the oil and gas assets for our partners. We continue to pursue asset acquisitions in all major onshore unconventional shale formations that may be acquired with capital from our existing joint venture partners or other capital providers. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”), we have been focused on BRAC’s efforts to identify a prospective target business. We will continue to be active in managing BRAC, or its successor entity, through December 31, 2019.

Operating Highlights

General and administrative expenses were $661,105 for the three month period ended June 30, 2019 as compared to $557,182 in the three month period ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$–	$–	$–
Total revenues:	–	–	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	312,460	308,587	3,873
Stock compensation	27,887	80,930	(53,043)
Professional services	128,898	26,384	102,514
Other general and administrative expenses	191,860	141,281	50,579
Total general and administrative expenses	661,105	557,182	103,923
Depreciation and amortization	180	2557	(2,377)
Total operating expenses	661,285	559,739	101,546

Net operating loss	(661,285)	(559,739)	(101,546)

Other income (expense)	818,035	631,765	186,270

Gain (loss) before provision for income taxes	156,750	72,026	84,724

Provision for income taxes	199,876	148,559	51,317

Net loss	(43,126)	(76,533)	33,407

Less: Net income attributable to redeemable non-controlling interest	(587,561)	(455,042)	(132,519)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(630,687)	$(531,575)	$(99,112)

Management Fee Revenue

The Company earned no management fees during the three months ended June 30, 2019 and 2018.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2019 were $312,460 compared to $308,587 for the three months ended June 30, 2018, an increase of $3,873, or 1%. Base salaries were consistent between the two periods.

Stock compensation

Stock compensation expense for the three months ended June 30, 2019 was $27,887 compared to $80,930 for the three months ended June 30, 2018, a decrease of $53,043 or 66%. No new stock compensation awards were granted in 2019 or 2018 and in 2019 awards from 2014, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $128,898 for the 2019 period compared to $26,384 for the 2018 period, an increase of $102,514 or 389%. The increase primarily relates to increased accounting, legal and other acquisition related costs for BRAC’s proposed acquisition.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2019 were $191,860 compared to $141,281 for the three months ended June 30, 2018, an increase of $50,579, or 36%. The increase is attributable to increased travel and meals as well as other services related to the BRAC’s proposed business combination including filing fees, investor relations and stock services.

Depreciation

Depreciation expense for the three months ended June 30, 2019 was $180, compared to $2,557 for the three months ended June 30, 2018.

Other income (expense)

In the three months ended June 30, 2019 other income was $818,035 consisting primarily of activity in the restricted trust account including interest income of $824,290 offset by unrealized losses of $6,255.

In the three months ended June 30, 2018 other income was $631,765 consisting primarily of activity in the restricted trust account including interest income of $628,390 and unrealized gains of $2,806.

Provision for Income Taxes

We had $199,876 and $148,559 of tax expense for the three months ended June 30, 2019 and 2018, respectively, representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2019 or 2018 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Results of Operations for the Six Months Ended June 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2019 and 2018, respectively.

	Six Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$–	$–	$–
Total revenues:	–	–	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	630,570	628,327	2,243
Stock compensation	55,818	166,763	(110,945)
Professional services	229,958	111,326	118,632
Other general and administrative expenses	442,144	293,162	148,982
Total general and administrative expenses	1,358,490	1,199,578	158,912
Depreciation and amortization	623	5,115	(4,492)
Total operating expenses	1,359,113	1,204,693	154,420

Net operating loss	(1,359,113)	(1,204,693)	(154,420)

Other income (expense)	1,634,154	1,107,562	526,592

Gain (loss) before provision for income taxes	275,041	(97,131)	372,172

Provision for income taxes	386,455	243,226	143,229

Net loss	(111,414)	(340,357)	228,943

Less: Net income attributable to redeemable non-controlling interest	(1,189,610)	(824,247)	(365,363)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,301,024)	$(1,164,604)	$(136,420)

Management Fee Revenue

The Company earned no management fees during the six months ended June 30, 2019 and 2018.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2019 were $630,570 compared to $628,327 for the six months ended June 30, 2018, an increase of $2,243, or less than 1%. Base salaries were consistent between the two periods.

Stock compensation

Stock compensation expense for the six months ended June 30, 2019 was $55,818 compared to $166,763 for the six months ended June 30, 2018, a decrease of $110,945 or 67%. No new stock compensation awards were granted in 2019 or 2018 and in 2019 awards from 2014, which had higher valuations relative to awards in more recent years, became fully amortized.

Professional services

General and administrative expenses related to professional services were $229,958 for the 2019 period compared to $111,326 for the 2018 period, an increase of $118,632 or 107%. The increase primarily relates to increased accounting and legal services acquisition related costs for BRAC’s proposed acquisition.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2019 were $442,144 compared to $293,162 for the six months ended June 30, 2018, an increase of $148,982, or 51%. The increase is attributable to increased travel and meals as well as other services related to the BRAC’s proposed business combination including filing fees, investor relations and stock services.

Depreciation

Depreciation expense for the six months ended June 30, 2019 was $623, compared to $5,115 for the six months ended June 30, 2018.

Other income (expense)

In the six months ended June 30, 2019 other income was $1,634,154 consisted primarily of activity in the restricted trust account including interest income of $1,635,625 and unrealized losses of $1,522.

In the six months ended June 30, 2018 other income was $1,107,562 consisting primarily of activity in the restricted trust account including interest income of $1,046,102 and unrealized gains of $60,720.

Provision for Income Taxes

We had $386,455 and $243,226 of tax expense for the six months ended June 30, 2019 and 2018, respectively, representing the tax expense associated with BRAC, which is a stand-alone entity for tax purposes. The Company had no income tax expense for BROG in the 2019 or 2018 periods as the Company continues to reserve against any deferred tax assets of BROG due to the uncertainty of realization of any benefit.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,
	2019	2018
Current Assets	$376,378	$1,557,448

Current Liabilities	$274,843	$659,351

Working Capital	$101,535	$898,097

As of June 30, 2019 we had positive working capital of $101,535. Included in current liabilities as of June 30, 2019 are liabilities of BRAC for current income taxes and franchise fees totaling $119,553 which may be paid from interest earned on the Trust Account assets.

The following table summarizes our cash flows during the six month periods ended June 30, 2019 and 2018, respectively.

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(2,127,947)	$(1,194,598)
Net cash provided by investing activities	892,514	130,621
Net cash provided by financing activities	–	–

Net change in cash and cash equivalents	$(1,235,433)	$(1,063,977)

Net cash used in operating activities was $2,127,947 and $1,194,598 for the six months ended June 30, 2019 and 2018, respectively, a period over period increase of $933,349. The increase was primarily due to an increase of $158,912 in general and administrative expenses and changes in working capital accounts. Changes in working capital from operating activities resulted in a decrease in cash of $438,433 in the six months ended June 30, 2019 as compared to an increase in cash of $63,251 for the same period in the previous year, the year over year decrease of $501,684 primarily driven by changes in income taxes payable between periods.

Net cash provided by investing activities was $892,514 and $130,621 for the six months ended June 30, 2019 and 2018, respectively. In both periods the cash was provided from withdrawals from the Trust Account to pay for income taxes and franchise fees.

We had no financing activities in either the 2019 period or the 2018 period.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2019, our balance of cash and cash equivalents was $268,067. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from new partners and additional financing in the form of equity or debt as needed.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including The Company’s Chief Executive Officer and Chief Financial Officer, has concluded that The Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the six month period ended June 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1*	Promissory Note dated May 23 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: August 19, 2019	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2019	By:	/s/ James A. Moe
James A. Moe, Chief Financial Officer (Principal Financial Officer)

