Form 10-Q
period 2019-09-30
Black Ridge Oil & Gas, Inc.
filed 2019-11-14
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANFC	OTCQB

The number of shares of registrant’s common stock outstanding as of November 12, 2019 was 479,844,900.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,613	$1,503,500
Accounts receivable	–	13
Receivable from Allied Esports Entertainment, Inc.	181,211	–
Prepaid expenses	24,822	42,685
Current assets from discontinued operations	–	11,250
Total current assets	270,646	1,557,448

Property and equipment:
Property and equipment	128,965	128,156
Less accumulated depreciation	(127,685)	(126,931)
Total property and equipment, net	1,280	1,225

Investment in Allied Esports Entertainment, Inc.	14,045,165	–
Non-current assets from discontinued operations	–	141,307,307

Total assets	$14,317,091	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$48,419	$31,938
Accrued expenses	33,827	5,691
Deferred Compensation	2,809,033	–
Current liabilities of discontinued operations	–	621,722
Total current liabilities	2,891,279	659,351

Long term liabilities	–	–

Total liabilities	2,891,279	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	–	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 shares issued and outstanding	479,845	479,845
Additional paid-in capital	36,559,437	36,475,732
Accumulated other comprehensive income	2,094,690	–
Accumulated deficit	(27,708,160)	(35,487,902)
Total stockholders' equity	11,425,812	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$14,317,091	$142,865,980

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Management fee income	$153,279	$–	$153,279	$–
Total revenues	153,279	–	153,279	–

Operating expenses:
General and administrative expenses
Salaries and benefits	279,621	285,839	910,191	914,166
Stock-based compensation and deferred compensation	2,836,920	77,901	2,892,738	244,664
Professional services	40,287	39,348	79,978	80,001
Other general and administrative expenses	69,157	58,289	185,035	194,530
Total general and administrative expenses	3,225,985	461,377	4,067,942	1,433,361
Depreciation and amortization	131	2,535	754	7,650
Total operating expenses	3,226,116	463,912	4,068,696	1,441,011

Net operating loss	(3,072,837)	(463,912)	(3,915,417)	(1,441,011)

Other income (expense):
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687	–
Merger incentive expense	(5,874,000)	–	(5,874,000)	–
Settlement income	–	2,250,000	–	2,250,000
Settlement expense	–	(112,500)	–	(112,500)
Other income	–	200	51	940
Total other income (expense)	20,448,687	2,137,700	20,448,738	2,138,440

Net profit before provision for income taxes	17,375,850	1,673,788	16,533,321	697,429
Provision for income taxes	–	–	–	–
Net profit from continuing operations, net of tax	17,375,850	1,673,788	16,533,321	697,429
Net profit (loss) from discontinued operations	(8,152,165)	442,487	(7,421,050)	1,078,489
Net profit before non-controlling interest	9,223,685	2,116,275	9,112,271	1,775,918
Less net profit attributable to redeemable non-controlling interest	(142,919)	(513,240)	(1,332,529)	(1,337,487)
Net income attributable to Black Ridge Oil & Gas, Inc.	$9,080,766	$1,603,035	$7,779,742	$438,431

Other comprehensive income:
Unrealized gain on investments	$2,094,690	$–	$2,094,690	$–

Net other comprehensive income attributed to Black Ridge Oil & Gas, Inc.	$11,175,456	$1,603,035	$9,874,432	$438,431

Weighted average common shares outstanding - basic	479,844,900	479,821,911	479,844,900	479,807,318
Weighted average common shares outstanding - fully diluted	480,089,919	480,042,964	480,118,829	480,045,271

Net income per common share - basic	$0.02	$–	$0.02	$–
Net income per common share - fully diluted	$0.02	$–	$0.02	$–

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 1, 2018	479,799,900	$479,800	$36,331,360	$–	$(36,308,492)	$502,668
Common stock options granted for services to employees and directors	–	–	77,901	–	–	77,901
Exercise of warrants	45,000	45	405	–	–	450
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	1,603,035	1,603,035
Balance, September 30, 2018	479,844,900	$479,845	$36,409,666	$–	$(34,705,457)	$2,184,054

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 1, 2019	479,844,900	$479,845	$36,531,550	$–	$(36,788,926)	$222,469
Common stock options granted for services to employees and directors	–	–	27,887	–	–	27,887
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	9,080,766	9,080,766
Other Comprehensive income	–	–	–	2,094,690	–	2,094,690
Balance, September 30, 2019	479,844,900	$479,845	$36,599,437	$2,094,690	$(27,708,160)	$11,425,812

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2018	479,799,900	$479,800	$36,164,597	$–	$(35,143,888)	$1,500,509
Common stock options granted for services to employees and directors	–	–	244,664	–	–	244,664
Exercise of warrants	45,000	45	405	–	–	450
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	438,431	438,431
Balance, September 30, 2018	479,844,900	$479,845	$36,409,666	$–	$(34,705,457)	$2,184,054

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2019	479,844,900	$479,845	$36,475,732	$–	$(35,487,902)	$1,467,675
Common stock options granted for services to employees and directors	–	–	83,705	–	–	83,705
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	7,779,742	7,779,742
Other Comprehensive income	–	–	–	2,094,690	–	2,094,690
Balance, September 30, 2019	479,844,900	$479,845	$36,559,437	$2,094,690	$(27,708,160)	$11,425,812

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Black Ridge Oil & Gas, Inc.	$7,779,742	$438,431
Net loss (profit) from discontinued operations	7,421,050	(1,078,489)
Net income attributable to redeemable non-controlling interest	1,332,529	1,337,487
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(26,322,687)	–
Merger incentive expense	5,874,000	–
Depreciation and amortization	754	7,650
Amortization of stock options	83,705	244,664
Deferred compensation	2,809,033	–
Decrease (increase) in current assets:
Accounts receivable	13	1,611
Accounts receivable, related party	(181,211)	–
Prepaid expenses	17,863	(9,417)
Increase (decrease) in current liabilities:
Accounts payable	16,481	(15,486)
Accrued expenses	28,136	12,074
Net cash provided by (used in) operating activities of continuing operations	(1,140,592)	938,525
Net cash used in operating activities of discontinued operations	(8,618,568)	(465,159)
Net cash provided by (used in) operating activities	(9,759,160)	473,366

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–
Purchase of property and equipment	(809)	–
Net cash used in investing activities of continuing operations	(9,992,493)	–
Net cash provided by investing activities of discontinued operations	16,880,792	187,773
Net cash provided by investing activities	6,888,299	187,773

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	–	450
Net cash provided by financing activities from continuing operations	–	450
Net cash provided by financing activities from discontinued operations	1,431,974	–
Net cash provided by financing activities from continuing operations	1,431,974	450

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,438,887)	661,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,613	$2,138,678

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$751,630	$148,489

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on investment in AESE	$2,094,690	$–
Recognition of subsidiary equity upon deconsolidation	$8,498,212	$–
BRAC Redemptions of redeemable preferred stock from trust account	$126,205,985	$–
BRAC redeemable preferred stock transferred to equity	$15,865,798	$–
BRAC stock issued in merger	$51,632,255	$–
BRAC stock issued to settle intercompany debt	$19,300,000	$–
BRAC loan and accrued interest assumed to settle intercompany debt	$10,992,877	$–
BRAC stock issued to settle liabilities	$5,917,500	$–

See accompanying notes to financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective April 2, 2012, Ante5, Inc. changed its corporate name to Black Ridge Oil & Gas, Inc., and continues to be quoted on the OTCQB under the trading symbol “ANFC”. Black Ridge Oil & Gas, Inc. (formerly Ante5, Inc.) (the “Company” and “BROG”) became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. From October 2010 through August 2019, we had been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and /or managing similar assets for third parties.

On September 26, 2017, the Company finalized an equity raise utilizing a rights offering and backstop agreement, raising net proceeds of $5,051,675 and issuing 431,819,910 shares. The proceeds were used to sponsor the Company’s obligations sponsoring a special purpose acquisition company, discussed below, with the remainder for general corporate purposes.

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC, a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region, but the initial focus of its search was for target businesses in the energy or energy-related industries with an emphasis on opportunities in the upstream oil and gas industry in North America. Following the IPO and over-allotment, BROG owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement.

On December 19, 2018, BRAC entered into a business combination agreement and the business combination closed on August 9, 2019, as discussed in Note 5.

Following the close of the business combination the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”). 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. The Company is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020.

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

(1)Wholly-owned subsidiary through October 10, 2017, the date of BRAC’s IPO, after which it was consolidated as a variable interest entity through August 9, 2019, the date of BRAC’s business combination. BRAC was renamed Allied Esports Entertainment, Inc. (‘AESE”) on the date of its business combination and all references to the surviving entity following the business combination are hereafter referred to as such.

The Company had determined that AESE, following its IPO, was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders were indirectly protected from the operating expenses of BRAC and it had the power to direct the activities of BRAC through the date BRAC afforded the stockholders the opportunity to vote to approve the proposed business combination. Therefore, BRAC’s operations are included in the BROG’s consolidated financial statements herein through August 9 2019. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a non-controlling interest through BRAC’s business combination on August 9, 2019. Under guidance in ASC 810-10-05-8 (“Consolidation of VIEs”) the Company’s management has determined that BRAC, following its merger, should no longer be consolidated for financial statement purposes as the Company no longer had the power to direct the activities of BRAC. Following BRAC’s business combination, the Company’s investment in AESE is accounted for using the cost method as AESE no longer was considered a VIE and the Company now owned 12.4% of the outstanding common stock of AESE. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

The parent company, BROG, and BRAC, for the period it was consolidated, are collectively referred to herein as the “Company” or “Black Ridge”. The Company’s headquarters is in Minneapolis, Minnesota and substantially all of its operations are in the United States.

Reclassifications

In the current year, the income, expense and cash flows from BRAC during the period they were consolidated have been classified as discontinued operations. For comparative purposes amounts in the prior periods have been reclassified to conform to current year presentation. Additionally, the assets and liabilities from BRAC are shown on the balance sheet as assets and liabilities for discontinued operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at September 30, 2019 and December 31, 2018 were $-0- and $2,312, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Cash and Securities held in Trust Account

The Company had $2,312 of cash equivalents and $141,304,995 of marketable securities on December 31, 2018 held in the Trust Account which was restricted for the benefit of the AESE’s IPO shareholders to be available for those shareholders in the event they elected to redeem their shares following an approved business combination.

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $1,119,770 in excess of FDIC and SIPC insured limits at September 30, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in such accounts.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	479,844,900	479,821,911	479,844,900	479,807,318
Plus: Potentially dilutive common shares:
Stock options and warrants	245,019	221,053	273,929	237,953
Weighted average common shares outstanding – diluted	480,089,919	480,042,964	480,118,829	480,045,271

Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 10,646,500 and 10,835,300 for the three months ended September 30, 2019 and 2018, respectively, and 10,646,500 and 10,835,300 for the nine months ended September 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. Depreciation expense was $754 and $7,650 for the nine months ended September 30, 2019 and 2018, respectively.

Revenue Recognition

The Company recognizes management fee income as services are provided.

Stock-Based Compensation

The Company adopted FASB guidance on stock-based compensation upon inception at April 9, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair values. Expense related to common stock and stock options issued for services and compensation totaled $83,705 and $244,664 for the nine months ended September 30, 2019 and 2018, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2019, the Company had a cash balance of $64,613 and total working capital of negative $2,620,633. The Company’s management consulting agreement with AESE calls for management fees of $313,316 from October 1, 2019 through December 31, 2019 and does not continue into 2020. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

The Company continues to pursue sources of additional capital through various management fee agreements and financing transactions or arrangements, including joint venturing of projects, equity financing, debt financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

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

On September 26, 2017, the Company completed the Rights Offering, raising gross proceeds of $5,181,839 and issued 431,819,910 shares in connection with the exercise of rights in connection with the Rights Offering and related Backstop Agreement. Under the Rights Offering the Company’s current shareholders exercised rights to purchase 199,811,421 shares of stock for a total of $2,397,737. Under the Backstop Agreement, the Backstop Purchasers purchased 232,008,489 shares of stock for a total of $2,784,102. Additionally, as part of the Backstop agreement, the Company issued 435,000 warrants to purchase its common stock at $0.01 to participants in the Backstop Agreement. The warrants fair value was estimated to be $10,135. Officers and directors of the Company purchased 173,843,308 shares between the Rights Offering and as participants of the Backstop Agreement for $2,086,120 and received 179,376 warrants to purchase shares of common stock at $0.01 per share for their participation in the Backstop Agreement. The remaining 257,976,602 shares were purchased by non-related parties for proceeds of $2,965,555. The fair value of warrants issued to related parties was estimated to be $4,179. The Company incurred $130,164 in costs associated with raising capital, which has been netted against stockholders’ equity.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – BRAC’s IPO, BRAC’s Merger, Consolidation of BRAC and Non-controlling Interest

BRAC’s IPO

The registration statement for the BRAC’s IPO was declared effective on October 4, 2017. The registration statement was initially declared effective for 10,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), but the offering was increased to 12,000,000 Units pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On October 10, 2017, BRAC consummated the IPO of 12,000,000 units, generating gross proceeds of $120,000,000.

Simultaneous with the closing of the IPO, BRAC sold 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to BROG, generating gross proceeds of $4,000,000. BROG’s investment in BRAC’s common stock is eliminated in consolidation prior to the BRAC’s merger on August 9, 2019.

Transaction costs relating to the IPO amounted to $2,882,226, consisting of $2,400,000 of underwriting fees and $482,226 of other costs.

Following the closing of the IPO on October 10, 2017, an amount of $120,600,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the IPO and the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by BRAC meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by BRAC, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, BRAC sold an additional 1,800,000 Units and sold an additional 45,000 Placement Units to BROG at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Unit) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 ($10.05 per Unit). BROG’s investment in BRAC’s common stock is eliminated in consolidation prior to the BRAC’s merger on August 9, 2019.

Upon the closing of the IPO, $10.05 per Unit sold in the IPO, including some of the proceeds of the Private Placements was deposited in a trust account (“Trust Account”) to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) BRAC’s failure to consummate a Business Combination within 21 months from the consummation of the IPO (the “Combination Period”).

The Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, BRAC’s stockholders considered a proposal to adopt and approve an amendment to BRAC’s amended and restated certificate of incorporation (the “Charter”) to extend the date that BRAC had to consummate a business combination (the “Extension”) to August 10, 2019. The amendment was approved by the stockholders and filed with the Secretary of State of the State of Delaware on July 9, 2019.

In connection with this vote, the holders of 9,246,727 shares of BRAC’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. In connection with the Extension, BROG loaned $30,000 to BRAC to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan was non-interest bearing and evidenced by a promissory note issued by BRAC on the same date. The loan was repaid on August 12, 2019.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business Combination Agreement

On December 19, 2018, BRAC entered into the Business Combination Agreement with Merger Sub, Allied Esports, Ourgame, Noble and Primo. The Business Combination Agreement was amended on August 5, 2019 and the Business Combination Agreement as amended is referred to as the Amended Business Combination Agreement. The merger closed on August 9, 2019.

Subject to the Amended Business Combination Agreement, (i) Noble merged with and into Allied Esports (the “Redomestication Merger”) with Allied Esports being the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub merged with into Allied Esports with Allied Esports being the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”).

The Mergers resulted in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The transactions strategically combined the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Upon consummation of the Mergers (the “Closing”), BRAC issued to the former owners of Allied Esports and WPT (i) an aggregate of 11,602,754 shares of common stock, par value $0.0001 per share, of BRAC common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of common stock of the BRAC.

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

Additionally, In July and August 2019, BRAC and BROG entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers were unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account ($10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, BROG agreed to transfer an aggregate of 720,000 shares held by it of BRAC common stock to the Purchasers. Pursuant to the Purchase Agreements, BRAC is required to file a registration statement with the SEC as promptly as practicable following the closing of the merger to register the resale of any securities purchased by the Purchasers that are not already registered and cause such registration statement to become effective as soon as possible. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG. Additionally, $5 million will be held in an escrow account and its usage will be limited to specific capital projects.

Consummation of the transactions contemplated by the Amended Business Combination Agreement was subject to certain closing conditions including, among others, (i) approval by the stockholders of BRAC, and (ii) that BRAC have available cash in an amount not less than $22,000,000 after payment to stockholders who elect to redeem their shares of common stock in accordance with the provisions of BRAC’s charter documents. This second condition was waived by Ourgame prior to the close.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidation of BRAC and Non-controlling Interest

The Company determined that BRAC, following its IPO, was a VIE and that the Company is the primary beneficiary of the VIE. The Company determined that, due to the redemption feature associated with the IPO shares, that the IPO shareholders are indirectly protected from the operating expenses of BRAC and BROG had the power to direct the activities of BRAC through the date at which BRAC affords the stockholders the opportunity to vote to approve a proposed business combination. Therefore, the consolidated financial statements contain the operations of the BRAC from its inception on May 9, 2017 through the date of the merger, when BRAC was determined to no longer be a VIE. BRAC’s IPO shareholders are reflected in our Consolidated Financial Statements as a redeemable non-controlling interest prior to the merger. The non-controlling interest was recorded at fair value on October 10, 2017, with an addition on October 18, 2017 as a result of the underwriters’ exercise of their over-allotment option. During the period in which BRAC was consolidated, the net earnings attributable to the IPO shareholders are subtracted from the net gain (loss) for any period to arrive at the net loss attributable to the Company and the non-controlling interest on the balance sheet is adjusted to include the net earnings attributable to the IPO shareholders.

Deconsolidation of BRAC

Additionally, US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, the Company shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the combination of:

a) The fair value of:

•	any consideration received. In this case, the Company received no consideration.
•	any retained non-controlling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated, or the group of assets is derecognized. In this case the fair value of the BRAC common stock at the close of the business combination was $11,950,475; and

b) The carrying amount of the former subsidiaries assets and liabilities or the carrying amount of the group of assets.

With the above guidance the Company determined that the effect of the deconsolidation of BRAC produced a gain of $26,322,687, which is a non-cash adjustment.

Intercompany transactions and eliminations

BROG was paid a management fee by AESE of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017 and ended on the date of the merger, for general and administrative services including the cost of office space and personnel dedicated to AESE. BROG was also reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on AESE’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. AESE paid a total of $72,903 to BROG for such services for the nine months ended September 30, 2019 while AESE remained a VIE and was consolidated. The management services income of BROG and the management services expense of AESE as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation. Management fees earned by BROG of $153,279 subject to the management services agreement between AESE and BROG in effect subsequent to the merger are not eliminated.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2019	2018
Prepaid insurance costs	$12,156	$17,501
Prepaid employee benefits	500	11,865
Prepaid office and other costs	12,166	13,319
Total prepaid expenses	$24,822	$42,685

Note 7 – Property and Equipment

Property and equipment at September 30, 2019 and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Property and equipment	$128,965	$128,156
Less: Accumulated depreciation and amortization	(127,685)	(126,931)
Total property and equipment, net	$1,280	$1,225

The Company recognized depreciation expense of $754 and $7,650 for the nine month periods ended September 30, 2019 and 2018, respectively.

Note 8 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475. As noted below, in Note 9 - Related Party Transactions, 20% or 537,100, of the shares are committed to be released to employees one year from the date of the merger, or on August 9, 2020. Therefore, the Company recorded compensation expense and recorded a deferred compensation liability of $2,309,095 to recognize the commitment to employees. To facilitate the BRAC merger the Company transferred 1,320,000 shares to the former owners of Allied Esports and WPT and other investors, recognizing an expense of $5,874,000.

As of September 30, 2019, the market value of the Company’s investment in AESE’s common stock was $14,045,165, based on the closing stock price of $5.23 per share. Thus, we recorded an unrealized gain of $2,094,690, as part of other comprehensive income, and adjusted the compensation expense and deferred compensation expense to $2,809,033 to reflect the change in the market value of the stock committed to employees and directors. The balance in deferred compensation will be adjusted quarterly to reflect changes in the market value of the AESE common stock committed to them.

Note 9 – Related Party Transactions

On March 1, 2018, the Board of Directors (the “Board”) of the Company approved and adopted the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (the “Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “Award Agreement”).

In connection with the approval of the Plan and Award Agreement, the Board approved the issuance of awards (the “Awards”) to certain individuals including officers and directors (the “Grantees”), representing 20% of the shares of AESE held by the Company as of the date of closing of a business combination for the acquisition of a target business as described in the AESE prospectus dated October 4, 2017, as follows:

Percentage of AESE Shares Owned by the
Name	Company to be Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, and following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock. As a result, 537,100 shares of AESE common stock (the “AESE Shares”) are committed to employees and directors of the Company. Employees and directors are required to remain in their positions for a one-year period, with certain exceptions, to receive the granted shares. The AESE Shares had a fair market value of $2,809,033 on September 30, 2019. The Company is recognizing the full expense related to the Plan immediately upon the AESE merger date. Compensation expense of $2,309,095 was recognized upon merger and was adjusted on September 30, 2019 to $2,809,033 due to changes in the AESE market price between the August 9, 2019 merger and September 30, 2019. Subsequent adjustments will be required each quarter to adjust the deferred compensation liability until the shares can be transferred to the employees.

Shares Transferred to Purchasers of BRAC Common Stock

As presented in Note 5, In July and August 2019, BRAC and BROG entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers were unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account ($10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, the Company agreed to transfer an aggregate of 720,000 shares held by it of BRAC common stock to the Purchasers. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG, and a $2 million investment from Morris Goldfarb, a major shareholder of the Company. Mr. Berman and Mr. Goldfarb received 43,800 and 29,127 bonus shares, respectively, of BRAC common stock issued by BRAC and 120,000 and 80,000 shares, respectively, of BRAC common stock transferred from the Company.

BRAC Convertible Loans

In order to finance transaction costs in connection with an intended initial business combination, BROG had loaned AESE an aggregate $750,000 in the form of convertible notes. The notes were unsecured, non-interest bearing and payable upon the consummation by AESE of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes could be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units are identical to the units issued by BRAC in its IPO, except the warrants included in such units could be exercised on a cashless basis, in each case so long as they continued to be held by BROG or its permitted transferees. BROG elected to convert $600,000 of the principal balance of the convertible promissory notes and received 60,000 units consisting of 66,000 shares of AESE common stock (after conversion of the stock rights into 6,000 shares) and 60,000 warrants. The remaining $150,000 was repaid to BROG at the date of merger.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$64,613	$–	$–
Investment in Allied Esports Entertainment, Inc.	14,045,165	–	–
Total assets	14,109,778	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$14,109,778	$–	$–

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,503,500	$–	$–
Restricted cash and investments held in trust	141,307,307	–	–
Total assets	142,810,807	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$142,810,807	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2019.

Note 11 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of September 30, 2019, and December 31, 2018, a total of 479,844,900 shares of common stock have been issued.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Options

Options Granted

No options were granted during the nine months ended September 30, 2019 and 2018.

The Company recognized a total of $83,705, and $244,664 of compensation expense during the nine months ended September 30, 2019 and 2018, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $44,079 as of September 30, 2019.

Options Exercised

No options were exercised during the nine months ended September 30, 2019 and 2018.

Options Forfeited

A total of 137,000 options expired and were forfeited during the nine months ended September 30, 2019. A total of 22,000 options were forfeited during the nine months ended September 30, 2018.

Note 13 – Warrants

Warrants Granted

No warrants were granted during the nine months ended September 30, 2019 and 2018.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2019. Warrants to purchase 45,000 shares were exercised in the nine months ended September 30, 2018 for proceeds of $450.

Outstanding Warrants

The Company issued 435,000 warrants (of which 390,000 are outstanding as of September 30, 2019) to purchase shares at $0.01 per share to participants of the Backstop Agreement on September 22, 2017. The Company accounted for the warrants as an expense of the Rights Offering which resulted in a charge directly to stockholders’ equity. The Company estimated the fair value of these warrants to be approximately $10,135 (or $0.0233 per warrant) using the Black-Scholes option-pricing model. The fair value of the warrants was estimated as of the date of grant using the following assumptions: (1) expected volatility of 388%, (2) risk-free interest rate of 1.89% and (3) expected life of five years.

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

Losses incurred during the period from April 9, 2011 (inception) to September 30, 2019 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2019, net deferred tax assets were $4,359,663, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $4,359,663 was applied to the net deferred tax assets. Therefore, BROG has no tax expense for 2019 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2019.

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

Note 16 – Subsequent Events

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;

•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;

•	potential fluctuation in quarterly results;

•	our failure to collect payments owed to us;

•	material defaults on monetary obligations owed us, resulting in unexpected losses;

•	inability to maintain adequate liquidity to meet our financial obligations;

•	failure to acquire or grow new business;

•	litigation, disputes and legal claims involving outside parties;

•	risks related to seeking a listing on a national securities exchange and meeting listing requirements; and

•	risks related to our holdings of AESE common stock.

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

The Company is focused on acquiring, investing in, and managing the oil and gas assets for ourselves or our partners. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”) beginning in May of 2017, the Company was focused on identifying and closing a business combination for BRAC. Now that BRAC (renamed Allied Esports Entertainment, Inc. following the merger or “AESE”, and hereafter named as such following the merger) has completed its business combination we will continue to provide additional management services to BRAC through December 31, 2019.

Following the close of the Merger, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 shares of BRAC (the “Sponsor Shares”). Of those shares, 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020.

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

Pursuant to the Agreement, as amended on August 5, 2019, (i) Noble merged with and into Allied Esports (the “Redomestication Merger”) with Allied Esports continuing as the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger merged with and into Allied Esports with Allied Esports continuing as the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and became a wholly-owned subsidiary of BRAC The Mergers closed on August 9, 2019.

Upon consummation of the Mergers (the “Closing”), BRAC issued to the former owners of Allied Esports and WPT Enterprises, Inc. (“WPT”) (i) an aggregate of 11,602,754 shares of BRAC’s common stock and (ii) an aggregate of 3,800,003 warrants to purchase shares of BRAC’s common stock.

In addition to the consideration described above, the former owners of Allied Esports and WPT are entitled to receive their pro rata portion of an aggregate of an additional 3,846,153 shares of AESE’s common stock if the last sales price of AESE’s common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for thirty (30) consecutive days at any time during the five (5) year period commencing on the date of the Closing (the “Closing Date”).

The Mergers resulted in BRAC acquiring two of Ourgame’s global esports and entertainment assets, Allied Esports and WPT. Allied Esports is a premier esports entertainment company with a global network of dedicated esports properties and content production facilities. WPT is the creator of the World Poker Tour® (WPT®) – the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. The transaction strategically combined the globally recognized Allied Esports brand with the three-pronged business model of the iconic World Poker Tour, featuring in-person experiences, multiplatform content and interactive services, to leverage the high-growth opportunities in the global esports industry.

Further information regarding the Business Combination, the combined company following consummation of the Business Combination and the risks related to the business of the combined company following consummation of the Business Combination can be found in BRAC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2018, the preliminary proxy statement filed by BRAC with the Securities and Exchange Commission on February 15, 2019 (and subsequently amended on April 29, 2019, May 20, 2019 and June 5, 2019 and the definitive proxy statement filed by BRAC with the Securities and Exchange Commission on June 12, 2019.

The Extension Meeting

On July 9, 2019, BRAC held a special meeting of its stockholders (the “Meeting”). At the Meeting, BRAC’s stockholders considered a proposal to adopt and approve an amendment to BRAC’s amended and restated certificate of incorporation (the “Charter”) to extend the date that BRAC has to consummate a business combination (the “Extension”) to August 10, 2019. The amendment was approved by the stockholders and filed with the Secretary of State of the State of Delaware on July 9, 2019.

In connection with this vote, the holders of 9,246,727 shares of BRAC’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.29 per share resulting in $95,125,574 in Trust Account assets being distributed back to shareholders. In connection with the Extension, BROG, loaned $30,000 to BRAC to be placed in the Trust Account for the benefit of the public shares that were not converted. The loan is non-interest bearing and is evidenced by a promissory note issued by BRAC on the same date. The loan was repaid by BRAC on August 12, 2019.

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

In connection with the execution of the Amendment, the parties entered into an amendment and acknowledgment agreement (“Acknowledgment Agreement”) whereby the terms of the previously issued convertible notes (“Notes”) of Allied Esports and WPT (collectively “AEII/WPT”) whereby bridge holders provided $14 million to be used for the operations of AEII/WPT were amended. Pursuant to the Acknowledgement Agreement, the bridge holders have agreed to defer repayment of the Notes to one year and two weeks following the Closing (the “Maturity Date”). In consideration of agreeing to the deferred repayment, the bridge holders will be paid an additional six months of interest (i.e., a total of 18 months of interest) to the extent any bridge holder elects not to convert their Note to equity. BRAC agreed to assume the debt under the Notes as part of the mergers contemplated by the Agreement, and agreed that the debt will be secured by all the assets of BRAC following the Closing. BROG, as the Sponsor, has also agreed that it will not make any further transfer of its securities of BRAC, subject to certain exceptions, until the debt is repaid. The Notes are convertible at any time by a holder between the Closing and the Maturity Date at the “Conversion Price.” The “Conversion Price” is the lesser of $8.50 per share or the price at which shares are issued to Ourgame or its affiliates in connection with the mergers.

In July and August 2019, BRAC and BROG also entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers are unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account (currently approximately $10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. One of the agreements also contains certain restrictions on the use of cash from the purchase. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, BROG agreed to transfer an aggregate of 720,000 shares held by it of BRAC common stock to the Purchasers. Pursuant to the Purchase Agreements, BRAC was required to file a registration statement with the SEC as promptly as practicable following Closing to register the resale of any securities purchased by the Purchasers that are not already registered and cause such registration statement to become effective as soon as possible. The registration statement was filed by AESE on September 20, 2019 and became effective on October 3, 2019. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG. Additionally, $5 million will be held in an escrow account and its usage will be limited to specific capital projects.

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

Commensurate with the Business Combination BROG converted $600,000 of convertible loans to BRAC into 60,000 units (comprised 66,000 shares after conversion of stock rights and 60,000 warrants with terms similar to the IPO warrants). The remaining $150,000 in convertible loans were returned in cash by BRAC to BROG. Additionally, the underwriter agreed to an amendment to its agreement, modifying its payment due at the close of the Business Combination to $4 million, $2 million in cash and $2 million in equity. Other advisors used in the transaction agreed to accept payment for $3.8 million in contingent fees in BRAC equity.

Upon, the close of the Business Combination, BROG owned 2,685,500 shares of BRAC stock, representing approximately 11.6% of the outstanding shares of BRAC. As per the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan, 20% of the shares, or 537,100 shares, owned by BROG are committed to employees and directors of the Company. Additionally, as the conditions warranting BROG’s treatment of BRAC as a VIE have been eliminated, BRAC will no longer be accounted for as a VIE and consolidated for financial statement reporting purposes from the date of the closing of the Business Combination forward.

Going Concern Uncertainty

As of September 30, 2019, the Company had a cash balance of $64,613 and total working capital of negative $2,620,633. The Company’s management consulting agreement with BRAC calls for management fees of $313,316 from October 1, 2019 through December 31, 2019 and does not continue into 2020. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, equity or debt financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$153,279	$–	$153,279
Total revenues:	153,279	–	153,279

Operating expenses:
General and administrative expenses:
Salaries and benefits	279,621	285,839	(6,218)
Stock and deferred compensation	2,836,920	77,901	2,759,019
Professional services	40,287	39,348	939
Other general and administrative expenses	69,157	58,289	10,868
Total general and administrative expenses	3,225,985	461,377	2,764,608
Depreciation and amortization	131	2,535	(2,404)
Total operating expenses	3,226,116	463,912	2,762,204

Net operating loss	(3,072,837)	(463,912)	(2,608,925)

Other income (expense)
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687
Merger incentive expense	(5,874,000)	–	(5,874,000)
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	–	200	(200)
Total other income (expense)	20,448,687	2,137,700	(18,310,987)

Net profit from continuing operations before provision for income taxes	17,375,850	1,673,788	15,702,062

Provision for income taxes	–	–	–

Net profit from continuing operations, net of tax	17,375,850	1,673,788	15,702,062
Net profit (loss) from discontinued operations	(8,152,165)	442,487	(8,594,652)
Net profit before non-controlling interest	9,223,685	2,116,275	7,107,410
Less: Net income attributable to redeemable non-controlling interest	(142,919)	(513,240)	370,321

Net income attributable to Black Ridge Oil & Gas, Inc.	$9,080,766	$1,603,035	$7,477,731

Management fee revenue

The Company earned management fees of $153,279 during the three months ended September 30, 2019 from its management agreement with BRAC subsequent to the Mergers. The Company didn’t earn any management fees during the three months ended September 30, 2018.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2019 were $279,621, compared to $285,839 for the three months ended September 30, 2018, a decrease of $6,218, or 2%. Base salaries were consistent between the two periods.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2019 was $2,836,920, compared to $77,901 for the three months ended September 30, 2018, an increase of $2,759,019 or 3,542%. Included in the expense for the three months ended September 30, 2019, was $2,809,033 of expense related to the 2018 Management Incentive Plan (the “2018 Plan”).

Professional services

General and administrative expenses related to professional services were $40,287 for the 2019 period, compared to $39,348 for the 2018 period, an increase of $939, or 2%. Professional services were generally consistent between the periods.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2019 were $69,157, compared to $58,289 for the three months ended September 30, 2018, an increase of $10,868, or 19%. The increase is attributable to increased insurance costs and meals and entertainment expenses.

Depreciation

Depreciation expense for the three months ended September 30, 2019 was $131, compared to $2,535 for the three months ended September 30, 2018.

Other income (expense)

In the three months ended September 30, 2019, other income was $20,448,687 consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger.

In the three months ended September 30, 2018, other income was $2,137,700 consisting primarily of net settlement income of $2,137,500 from the final settlement of the contingent portion of a 2012 settlement agreement.

Provision for income taxes

The Company had no income tax expense in the 2019 or 2018 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net profit (loss) from discontinued operations

Net profit (loss) from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net profit (loss) from discontinued operations consisted of a loss of $8,152,165, compared to a profit of $442,487, a difference of $8,594,652. During the 2019 period, there were contingent closing costs from BRAC’s underwriter and other investment bankers involved in the merger of $7,917,500. Additionally, interest from investments in the trust account for the benefit of potential redeeming shareholders was $676,147 in 2018, but decreased to $145,367 in 2019, as the trust account redemptions and the withdrawal of the remaining assets at the time of the Mergers shortened the period and decreased the balances on which interest was earned. Other legal, audit and consulting costs were higher during the 2019 period due to numerous SEC filings in the periods leading up to the merger.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$153,279	$–	$153,279
Total revenues:	153,279	–	153,279

Operating expenses:
General and administrative expenses:
Salaries and benefits	910,191	914,166	(3,975)
Stock compensation	2,892,738	244,664	2,648,074
Professional services	79,978	80,001	(23)
Other general and administrative expenses	185,035	194,530	(9,495)
Total general and administrative expenses	4,067,942	1,433,361	2,634,581
Depreciation and amortization	754	7,650	(6,896)
Total operating expenses	4,068,696	1,441,011	2,627,685

Net operating loss	(3,915,417)	(1,441,011)	(2,474,406)

Other income (expense)
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687
Merger incentive expense	(5,874,000)	–	(5,874,000)
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	51	940	(889)
Total other income (expense)	20,448,738	2,138,440	18,310,298

Net profit from continuing operations before provision for income taxes	16,533,321	697,429	15,835,892

Provision for income taxes	–	–	–

Net profit from continuing operations, net of tax	16,533,321	697,429	15,835,892
Net profit (loss) from discontinued operations	(7,421,050)	1,078,489	(8,499,539)
Net profit before non-controlling interest	9,112,271	1,775,918	7,336,353
Less: Net income attributable to redeemable non-controlling interest	(1,332,529)	(1,337,487)	4,958

Net income attributable to Black Ridge Oil & Gas, Inc.	$7,779,742	$438,431	$7,341,311

Management Fee Revenue

The Company earned management fees during the nine months ended September 30, 2019, from its management agreement with BRAC subsequent to the Mergers. The Company didn’t earn any management fees during the nine months ended September 30, 2018.

General and Administrative Expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2019 were $910,191, compared to $914,166 for the nine months ended September 30, 2018, a decrease of $3,975, or less than 1%. Base salaries were consistent between the two periods.

Stock-based compensation

Stock-based compensation expense for the nine months ended September 30, 2019 was $2,892,738, compared to $244,664 for the nine months ended September 30, 2018, an increase of $2,648,074 or 1,082%. Included in the expense for the nine months ended September 30, 2019, was $2,809,033 of expense related to the 2018 Management Incentive Plan (the “2018 Plan”). Amortization of stock options decreased by $160,959, as a significant group of options became fully amortized at the end of 2018.

Professional services

General and administrative expenses related to professional services were $79,978 for the 2019 period, compared to $80,001 for the 2018 period, an increase of $23, or less than 1%. Professional services were largely unchanged between the periods.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2019 were $185,035, compared to $194,530 for the nine months ended September 30, 2018, a decrease of $9,495, or 5%. The decrease is attributable to public relations costs, travel costs and insurance costs, as diminished by increased meals and entertainment.

Depreciation

Depreciation expense for the nine months ended September 30, 2019 was $754, compared to $7,650 for the nine months ended September 30, 2018.

Other income (expense)

In the nine months ended September 30, 2019, other income was $20,448,738, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger.

In the nine months ended September 30, 2018, other income was $2,138,440, consisting primarily of net settlement income of $2,137,500 resulting from the final settlement of the contingent portion of a 2012 settlement agreement.

Provision for Income Taxes

The Company had no income tax expense in the 2019 or 2018 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net profit (loss) from discontinued operations

Net profit (loss) from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net profit (loss) from discontinued operations consisted of a loss of $7,421,050, compared to a profit of $1,078,489, a difference of $8,499,539. During the 2019 period, there were contingent closing costs from BRAC’s underwriter and other investment bankers involved in the merger of $7,917,500. Other legal, audit and consulting costs were higher during the 2019 period due to numerous SEC filings in the periods leading up to the merger. Offsetting the additional costs, interest from investments in the trust account for the benefit of potential redeeming shareholders was $1,722,249 in 2018, but increased to $1,780,992 in 2019 as interest rates on investments were higher, offsetting trust account redemptions and the withdrawal of the remaining assets at the time of the Mergers that shortened the period and decreased the balances on which interest was earned.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,
	2019	2018
Current Assets	$270,646	$1,557,448

Current Liabilities	$2,891,279	$659,351

Working Capital	$(2,620,633)	$898,097

As of September 30, 2019, we had negative working capital of $2,620,033. Liabilities of $2,809,033 related to the 2018 Management Incentive Plan are included in current liabilities as of September 30, 2019, which will be settled in common stock from the Company’s Investment in Allied Esports Entertainment, Inc., a long-term asset.

The following table summarizes our cash flows during the nine month periods ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(9,759,160)	$473,366
Net cash provided by investing activities	6,888,299	187,773
Net cash provided by financing activities	1,431,974	450

Net change in cash and cash equivalents	$(1,438,887)	$(661,589)

Net cash used in operating activities was $9,759,160 for the nine months ended September 30, 2019, and net cash provided by operating activities was $473,366 for the nine months ended September 30, 2018, a period over period decrease of $10,232,526. The decrease was primarily due to net settlement income $2,137,500 received in 2018, and an increase of $6,342,561 in net losses in discontinued operations of BRAC due primarily to the recognition of $7,917,500 of contingent fees upon BRAC’s business combination. Changes in working capital from continuing operating activities resulted in a decrease in cash of $181,718 in the nine months ended September 30, 2019, as compared to a decrease in cash of $11,218 for the same period in the previous year.

Net cash provided by investing activities were $6,888,299 and $187,773 for the nine months ended September 30, 2019 and 2018, respectively. In 2019, cash disposed upon deconsolidation resulted in a decrease of $9,992,493. In the 2019 and 2018 periods, cash provided from discontinued operations of $16,880,792 and $187,773, respectively, was the result of transfers and withdrawals from the Trust Account.

Net cash provided by financing activities was $1,431,974 and $450 for the nine months ended September 30, 2019. All of the 2019 activity was the result of activities in the discontinued operations of BRAC.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2019, our balance of cash and cash equivalents was $64,613. Our plan for satisfying our cash requirements for the next twelve months is through additional management service fees generated from our current management agreement with AESE through the end of 2019, management fees from new partners and additional financing in the form of equity or debt as needed.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including The Company’s Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the nine month period ended September 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1*	Promissory Note dated July 9, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc.
10.2*	Consulting Service Agreement dated August 19, 2019, between Allied Esports Entertainment, Inc. and Black Ridge Oil & Gas, Inc.
10.3*	Amended One to Consulting Service Agreement dated September 23, 2019, between Allied Esports Entertainment, Inc. and Black Ridge Oil & Gas, Inc.
10.4*	Employment Agreement dated September 24, 2019, by and among Ken DeCubellis and Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 14, 2019	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Interim Chief Financial Officer (Principal Financial Officer)

