Form 10-K
period 2019-12-31
Black Ridge Oil & Gas, Inc.
filed 2020-03-25
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

Commission file number 000-53952

Black Ridge Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

110 North 5th Street, Suite 410, Minneapolis, Minnesota 55403

(Address of principal executive offices) (Zip Code)

(952) 426-1241

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered

COMMON STOCK	ANFC	OTCQB

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,694,484 as of June 30, 2019 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 1,600,484 shares outstanding of the registrant’s common stock as of March 24, 2020.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	failure to identify acquire or invest in alternatives for the Company that generate shareholder value, including a merger, acquisition, or a business combination in connection with our Board’s evaluation of strategic options;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire for our clients;
•	failure to acquire or grow new business ourselves
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

2

PART I

ITEM 1. BUSINESS

Overview

Effective April 2, 2012, we changed our name to Black Ridge Oil & Gas, Inc. (“BROG,” Black Ridge,” or the “Company”). Our common stock is traded on the OTCQB under the trading symbol “ANFC”.

The Company is focused on acquiring, investing in, and exploring alternatives for the Company, including a merger, acquisition, or a business combination. Additionally, as the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”) beginning in May of 2017, the Company was focused on identifying and closing a business combination for BRAC. Upon the August 9, 2019 closing of a merger for BRAC (renamed Allied Esports Entertainment, Inc. following the merger, or “AESE”, and referred to herein, as such), we provided additional management services to BRAC and AESE through December 31, 2019.

Following the close of the Merger, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 shares of AESE (the “Sponsor Shares”). Of those shares, 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020 presuming that as of such date AESE has repaid or converted amounts it owes pursuant to the bridge financing Note Purchase Agreement and Notes dated as of October 11, 2018 and May 17, 2019.

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

Pursuant to the Agreement, as amended on August 5, 2019, (i) Noble merged with and into Allied Esports (the “Redomestication Merger”) with Allied Esports continuing as the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub merged with and into Allied Esports with Allied Esports continuing as the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and became a wholly-owned subsidiary of BRAC. The Mergers closed on August 9, 2019 (the “Closing Date”).

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

Closing of the Business Combination

The Business Combination was closed on August 9, 2019. In connection with the closing, the holders of 3,015,124 shares of BRAC’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.31 per share resulting in $31,080,410 in Trust Account assets being distributed back to shareholders. Additionally, the Purchasers fulfilled their purchase commitments purchasing approximately $12.1 million of BRAC’s shares in the open market or through privately negotiated transactions and directly purchasing 479,546 additional shares of BRAC common stock for $4.9 million directly from BRAC.

Commensurate with the Business Combination, BROG converted $600,000 of convertible loans to BRAC into 60,000 units (comprised 66,000 shares after conversion of stock rights and 60,000 warrants with terms similar to the IPO warrants). The remaining $150,000 in convertible loans were returned in cash by BRAC to BROG. Additionally, the underwriter agreed to an amendment to its agreement, modifying its payment due at the close of the Business Combination to $4 million, $2 million in cash and $2 million in equity. Other advisors used in the transaction agreed to accept payment for $3.8 million in contingent fees in BRAC equity.

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

Going Concern Uncertainty

As of December 31, 2019, the Company had a cash balance of $108,756 and total working capital of negative $1,289,995. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

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

Business

We believe we create value through identifying and targeting acreage positions or other assets with attractive returns on the capital employed. In particular for oil and gas investments, we evaluate amongst other factors, reserve potential, operator performance, anticipated well costs and anticipated operating expenses.

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

Prior to the closing of BRAC’s Business Combination in August 2019, the Company was focused on BRAC’s efforts to identify a prospective target business. Following the close of the Business Combination, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 Sponsor Shares. Of those shares, 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020 presuming that as of such date AESE has repaid or converted amounts it owes pursuant to the bridge financing Note Purchase Agreement and Notes dated as of October 11, 2018 and May 17, 2019.

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

Employees

We currently have five full time employees. We may hire additional technical or administrative personnel as appropriate. However, we do not expect a significant change in the number of full-time employees over the next 12 months based upon our currently-projected business plan. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to a month-to-month lease agreement.

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

ITEM 1A. RISK FACTORS

We are exploring various strategic alternatives to enhance shareholder value, but this strategic review process may not result in the achievement of the desired goal of enhancing shareholder value.

On October 23, 2019, the Company issued a press release announcing that its Board of Directors has undertaken a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. There can be no assurance that a potential transaction will occur, that any such potential transaction that is pursued will be approved or consummated, or what a potential transaction would mean for value to the Company’s shareholders. The Company does not intend to disclose developments relating to its strategic review unless and until its Board of Directors has approved a specific agreement or transaction.

The Company currently owns 2,685,500 Sponsor Shares. A total of 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020, presuming that as of such date AESE has repaid or converted amounts it owes pursuant to the bridge financing Note Purchase Agreement and Notes dated as of October 11, 2018 and May 17, 2019.

The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and may impair our ability to retain and motivate key personnel. We may incur substantial expenses associated with identifying, evaluating and preparing for any such strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such strategic alternative may not ultimately lead to increased shareholder value.

If we are unable to obtain the additional capital or joint venture partners that we need to implement our business plan, we may be unable to continue as a going concern.

As of December 31, 2019, our cash balance was $108,756 and total working capital of negative $1,289,995. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Risks Related to Our Reverse Stock Split:

We effected a reverse stock split on February of 2020 which may adversely impact the market price of our common stock.

On February 18, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Amended Articles”) with the Secretary of State of Nevada to effect the Company’s previously announced 300-for-one reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. The Reverse Stock Split, effective as of February 21, 2020, converted every 300 shares of the Company’s issued and outstanding common stock into one share of common stock. The effect of the Reverse Stock Split upon the market price of our common stock cannot be predicted with certainty and there is no assurance that our common stock will trade at a price consistent with such Reverse Stock Split. Accordingly, it is possible that the market price of our common stock following the Reverse Stock Split will decline, possibly more than would occur in the absence of a Reverse Stock Split.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock and the resulting market price of our common stock may not attract or satisfy the investing requirements of new investors, including institutional investors.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares outstanding following the Reverse Stock Split. Additionally, the Reverse Stock Split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Moreover, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors, and there can be no assurance that the market price of our common stock will satisfy the investing requirements of these investors. Consequently, the trading liquidity of our common stock may not necessarily improve as a result of the Reverse Stock Split.

The effective increase in the number of shares of our common stock available for issuance as a result of our Reverse Stock Split could result in further dilution to our existing stockholders.

The Reverse Stock Split alone had no effect on our authorized capital stock, and the total number of authorized shares remains the same as before the Reverse Stock Split. The Reverse Stock Split of our issued and outstanding shares was effected, increasing the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance. The additional available shares are available for issuance from time to time at the discretion of the Company’s board of directors when opportunities arise, without further stockholder action or the related delays and expenses, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions (including rights of first refusal, pursuant to the terms of certain of our outstanding secured convertible notes). Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code by certain changes in the ownership of our company.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes. At December 31, 2019, we had an estimated NOL carryforward of approximately $27 million for United States federal tax return purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

We are highly dependent on Kenneth DeCubellis, our chief executive officer and interim chief financial officer, and our other executive officers and employees. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Kenneth DeCubellis, our chief executive officer and interim chief financial officer, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of Michael Eisele, our chief operating officer. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

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

As of December 31, 2019, we had options for 22,492 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 11,712 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. In addition, our 2020 Stock Incentive Plan (the “2020 Equity Plan”) was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019. On February 26, 2020, the Board granted an aggregate amount of 240,000 stock options to purchase shares of the Company’s common stock to several officers, directors, and employees pursuant to the 2020 Equity Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our executive offices are located at 110 North Fifth Street, Suite 410, Minneapolis, Minnesota 55403. Our office space consists of approximately 2,786 square feet leased pursuant to a month-to-month lease agreement.

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

Effective February 21, 2020, our common stock underwent a 1-for-300 reverse split, which is retrospectively reflected throughout this Form 10-K.

As of March 15, 2020, there were approximately 330 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 15, 2020, there were 1,600,484 shares of common stock outstanding on record.

Equity Compensation Plan Information

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the “2012 Plan”) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 25,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2019:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
22,492	$129.51	2,308

For the fiscal years ended December 31, 2019 and 2018, we issued no stock options pursuant to the 2012 Plan. There were 908 and 246 options cancelled or forfeited pursuant to the 2012 Plan during the years ended December 31, 2019 and 2018, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2019:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
11,712	$12.09	3,000

For the fiscal years ended December 31, 2019 and 2018, we issued no stock options pursuant to the 2016 Plan. There were 833 and -0- options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2019 and 2018, respectively.

Warrants

We didn’t issue any warrants to purchase shares of registered or unregistered common stock for the fiscal years ended December 31, 2019 and 2018, respectively. There were no warrants forfeited or expired during the years ended December 31, 2019 and 2018. There were -0- and 150 warrants exercised during the years ended December 31, 2019 and 2018, respectively. A total of 1,300 warrants were outstanding as of December 31, 2019.

Unregistered Issuance of Equity Securities

None.

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

As the sponsor and manager of Black Ridge Acquisition Corp. (“BRAC”) beginning in May of 2017, the Company was focused on identifying and closing a business combination for BRAC, which closed on August 9, 2019. Upon BRAC (renamed Allied Esports Entertainment, Inc. following the merger or “AESE”, and hereafter named as such following the merger) completing its business combination, we continued to provide additional management services to BRAC until December 31, 2019.

Following the close of the Merger, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 Sponsor Shares. Of those shares, 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020, presuming that as of such date AESE has repaid or converted amounts it owes pursuant to the bridge financing Note Purchase Agreement and Notes dated as of October 11, 2018 and May 17, 2019.

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

Pursuant to the Agreement, as amended on August 5, 2019, (i) Noble merged with and into Allied Esports (the “Redomestication Merger”) with Allied Esports continuing as the surviving entity in such merger and (ii) immediately after the Redomestication Merger, Merger Sub merged with and into Allied Esports with Allied Esports continuing as the surviving entity of such merger (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers” or the “Proposed Business Combination”) and became a wholly-owned subsidiary of BRAC. The Mergers closed on August 9, 2019 (the “Closing Date”).

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

Going Concern Uncertainty

As of December 31, 2019, the Company had a cash balance was $108,756 and total working capital of negative $1,289,995. We will continue to have general and administrative expenses to remain a public company and continue with our business plan. The cash on hand would be insufficient to cover our current cash needs over the next year.

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

Overview of 2019 results

Our 2019 results were largely dominated by managing, searching for potential business combination candidates for BRAC and ultimately closing the Business Combination. We earned $466,595 in management fees for the year ended December 31, 2019, from our management agreement with BRAC subsequent to the Business Combination.

Our general and administrative expenses remained relatively consistent throughout 2019, driven primarily by salaries and benefits amounting to $1,172,745. Our stock-based and deferred compensation included $1,396,460 of expense related to the 2018 Management Incentive Plan (the “2018 Plan”), and $100,526 of expense related to the amortization of stock options.

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

Results of Operations for the Years Ended December 31, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,		Increase/
	2019	2018	Decrease

Management fee income	$466,595	$–	$466,595

Operating expenses:
General and administrative:
Salaries and benefits	1,172,745	1,199,729	(26,984)
Stock-based and deferred compensation	1,496,986	310,731	1,186,255
Professional services	132,505	105,796	26,709
Other general and administrative	259,968	250,088	9,880
Total general and administrative	3,062,204	1,866,344	1,195,860
Depreciation and amortization	872	9,472	(8,600)
Total operating expenses:	3,063,076	1,875,816	1,187,260

Net operating loss	(2,596,481)	(1,875,816)	720,665

Other income:
Gain on deconsolidation of subsidiary	20,448,687	–	20,448,687
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	51	1,996	(1,945)
Total other income	20,448,738	2,139,496	18,309,242

Net income before provision for income taxes	17,852,257	263,680	17,588,577

Provision for income taxes	–	–	–
Net income from continuing operations, net of tax	17,852,257	263,680	17,588,577
Net income (loss) from discontinued operations	(7,421,050)	1,261,200	(8,682,250)
Net income before non-controlling interest	10,431,207	1,524,880	8,906,327
Less: Net income attributable to redeemable non-controlling interest	(1,332,529)	(1,868,894)	536,365

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$9,098,678	$(344,014)	$9,442,692

Management Fee Revenue

The Company earned $466,595 in management fees for the year ended December 31, 2019, from its management agreement with BRAC subsequent to the Mergers. The Company did not earn any management fees during the year ended December 31, 2018.

General and Administrative Expenses

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2019 were $1,172,745 compared to $1,199,729 for the year ended December 31, 2018, a decrease of $26,984 or 2%. The decrease in salaries and benefits was primarily due to a headcount decrease during the fourth quarter of 2019, offset by increased health benefit costs and a base salary increase for the CEO.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2019 was $1,496,986, compared to $310,731 for year ended December 31, 2018, an increase of $1,186,255 or 382%. Included in the expense for year ended December 31, 2019, was $1,396,460 of expense related to the 2018 Management Incentive Plan (the “2018 Plan”). Amortization of stock options decreased by $210,205 as a significant group of options became fully amortized at the end of 2018.

Professional Services

General and administrative expenses related to professional services were $132,505 for the 2019 period, compared to $105,796 for the 2018 period, an increase of $26,709 or 25%. The increase was primarily due to legal costs related to a reverse stock split and proposed business combinations.

Other General and Administrative Expenses

Other general and administrative expenses for the year ended December 31, 2019 were $259,968, compared to $250,088 for the year ended December 31, 2018, an increase of $9,880, or 4%. The increase is attributable to increased insurance costs, travel, and meals and entertainment expenses.

Depreciation

Depreciation expense for the year ended December 31, 2019 was $872, compared to $9,472 for year ended December 31, 2018. The decrease is attributable to certain equipment becoming fully amortized.

Other Income (Expense)

In the year ended December 31, 2019, other income was $20,448,738, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger.

In the year ended December 31, 2018, other income was $2,139,496, consisting primarily of net settlement income of $2,137,500 resulting from the final settlement of the contingent portion of a 2012 settlement agreement.

Provision for Income Taxes

The Company had no income tax expense in the 2019 or 2018 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net Income (Loss) from Discontinued Operations

Net income (loss) from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income (loss) from discontinued operations consisted of a loss of $7,421,050, compared to income of $1,261,200, a difference of $8,682,250. During the 2019 period, there were contingent closing costs from BRAC’s underwriter and other investment bankers involved in the merger of $7,917,500. Interest from investments in the trust account for the benefit of potential redeeming shareholders was $2,474,371 in 2018, but decreased to $1,780,992 in 2019, due to trust account redemptions and the withdrawal of the remaining assets at the time of the Mergers.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2019 and 2018.

	December 31,
	2019	2018
Current Assets	$156,412	$1,557,448

Current Liabilities	$1,446,407	$659,351

Working Capital	$(1,289,995)	$898,097

As of December 31, 2019, we had negative working capital of $1,289,995.

The following table summarizes our cash flows during the years ended December 31, 2019 and 2018, respectively.

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(9,709,780)	$(187,936)
Net cash provided by investing activities	6,883,062	213,897
Net cash provided by financing activities	1,431,974	450

Net change in cash and cash equivalents	$(1,394,744)	$26,411

Net cash used in operating activities was $9,709,780 and $187,936 for the years ended December 31, 2019 and 2018, respectively, a year over year increased use of $9,521,844. The increased use was primarily due to net settlement income $2,250,000 received in 2018, and an increase of $8,682,250 in net losses in discontinued operations of BRAC due primarily to the recognition of $7,917,500 of contingent fees upon BRAC’s business combination. Changes in working capital from continuing operating activities resulted in an increase in cash of $7,360 during the year ended December 31, 2019, as compared to a decrease in cash of $20,357 for the same period in the previous year.

Net cash provided by investing activities was $6,883,062 and $213,897 for the years ended December 31, 2019 and 2018, respectively. In both periods virtually all the cash was provided from discontinued operations and was the result of transfers and withdrawals from the Trust Account, other than $6,046 of equipment purchases during 2019.

Net cash provided by financing activities was $1,431,974 and $450 for the years ended December 31, 2019 and 2018, respectively. All of the 2019 activity was the result of activities in the discontinued operations of BRAC, as compared to $450 received from warrant exercises in 2018.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2019, our balance of cash and cash equivalents was $108,756 and we had total working capital of negative $1,289,995. We expect to incur significant costs related to a potential business combination which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. On March 12, 2020, the Company received a business loan from Cadence Bank, N.A. via a $700,000 Promissory Note, a Security Agreement by the Company and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer and members of the Company’s Board of Directors (the “Guarantors”). The Note bears interest at a rate of 0.500 percentage points over the prime rate, currently 4.25% per annum, payable monthly, is due on March 9, 2021 and is secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC.

Effects of inflation and pricing

We do not expect any significant effects from inflation and pricing.

Contractual obligations and commitments

We have no significant obligations and commitments as of December 31, 2019 to make future payments under contracts.

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

Significant changes in the number of employees

As of December 31, 2019, we had five employees, our chief executive officer and interim chief financial officer, Kenneth DeCubellis, our chief operating officer, Michael Eisele and three other employees. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

Assuming we are able to identify and close on a business combination; we may need to hire additional employees. In the interim, we intend to use the services of independent consultants and contractors to perform various professional services when appropriate. We believe the use of third-party service providers may enhance our ability to control general and administrative expenses and operate efficiently.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF BLACK RIDGE OIL & GAS, INC.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Ridge Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 25, 2020

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$108,756	$1,503,500
Accounts receivable	–	13
Receivable from Allied Esports Entertainment, Inc.	505	–
Prepaid expenses	47,151	42,685
Current assets from discontinued operations	–	11,250
Total current assets	156,412	1,557,448

Property and equipment:
Property and equipment	134,202	128,156
Less accumulated depreciation	(127,803)	(126,931)
Total property and equipment, net	6,399	1,225

Investment in Allied Esports Entertainment, Inc.	6,982,300	–
Non-current assets from discontinued operations	–	141,307,307

Total assets	$7,145,111	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,727	$31,938
Accrued expenses	14,220	5,691
Deferred compensation	1,396,460	–
Current liabilities of discontinued operations	–	621,722
Total current liabilities	1,446,407	659,351

Long term liabilities	–	–

Total liabilities	1,446,407	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	–	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,484 shares issued and outstanding	1,600	1,600
Additional paid-in capital	37,054,503	36,953,977
Accumulated other comprehensive income	(4,968,175)	–
Accumulated deficit	(26,389,224)	(35,487,902)
Total stockholders' equity	5,698,704	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$7,145,111	$142,865,980

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2019	2018

Management fee income	$466,595	$–
Total revenues	466,595	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,172,745	1,199,729
Stock-based compensation	100,526	310,731
Deferred compensation	1,396,460	–
Professional services	132,505	105,796
Other general and administrative expenses	259,968	250,088
Total general and administrative expenses	3,062,204	1,866,344
Depreciation and amortization	872	9,472
Total operating expenses	3,063,076	1,875,816

Net operating loss	(2,596,481)	(1,875,816)

Other income (expense):
Gain on deconsolidation of subsidiary	20,448,687	–
Settlement income	–	2,250,000
Settlement expense	–	(112,500)
Other income	51	1,996
Total other income	20,448,738	2,139,496

Net income before provision for income taxes	17,852,257	263,680
Provision for income taxes	–	–
Net income from continuing operations, net of tax	17,852,257	263,680
Net income (loss) from discontinued operations	(7,421,050)	1,261,200
Net income before non-controlling interest	10,431,207	1,524,880
Less net income attributable to redeemable non-controlling interest	(1,332,529)	(1,868,894)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$9,098,678	$(344,014)

Other comprehensive income:
Unrealized loss on investments	$(4,968,175)	$–

Net other comprehensive income (loss) attributed to Black Ridge Oil & Gas, Inc.	$4,130,503	$(344,014)

Weighted average common shares outstanding - basic	1,600,484	1,600,484
Weighted average common shares outstanding - fully diluted	1,601,346	1,600,484

Net income per common share - basic	$5.68	$(0.21)
Net income per common share - fully diluted	$5.68	$(0.21)

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other		Total	Redeemable
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest

Balance, December 31, 2017	–	$–	1,600,334	$1,600	$36,642,796	$–	$(35,143,888)	$1,500,508	$138,870,060

Common stock options granted for services to employees and directors	–	–	–	–	310,731	–	–	310,731	–

Exercise of stock warrants	–	–	150	–	450	–	–	450	–

Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	–	–	(344,014)	(344,014)	1,868,894

Balance, December 31, 2018	–	$–	1,600,484	$1,600	$36,953,977	$–	$(35,487,902)	$1,467,675	$140,738,954

Common stock options granted for services to employees and directors	–	–	–	–	100,526	–	–	100,526	–

Non-controlling interest disposed in deconsolidation	–	–	–	–	–	–	–	–	(142,071,483)

Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	–	–	9,098,678	9,098,678	1,332,529

Other Comprehensive income	–	–	–	–	–	(4,968,175)	–	(4,968,175)	–

Balance, December 31, 2019	–	$–	1,600,484	$1,600	$37,054,503	$(4,968,175)	$(26,389,224)	$5,698,704	$–

The accompanying notes are an integral part of these financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$9,098,678	$(344,014)
Net (income) loss from discontinued operations	7,421,050	(1,261,200)
Net income attributable to redeemable non-controlling interest	1,332,529	1,868,894
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(20,448,687)	–
Depreciation and amortization	872	9,472
Amortization of stock options	100,526	310,731
Deferred compensation	1,396,460	–
Decrease (increase) in current assets:
Accounts receivable	13	1,598
Accounts receivable, related party	(505)	2,940
Prepaid expenses	(4,466)	(6,961)
Increase (decrease) in current liabilities:
Accounts payable	3,789	(13,856)
Accrued expenses	8,529	(4,078)
Net cash provided by (used in) operating activities of continuing operations	(1,091,212)	563,526
Net cash used in operating activities of discontinued operations	(8,618,568)	(751,462)
Net cash used in operating activities	(9,709,780)	(187,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–
Purchase of property and equipment	(6,046)	–
Net cash used in investing activities of continuing operations	(9,997,730)	–
Net cash provided by investing activities of discontinued operations	16,880,792	213,897
Net cash provided by investing activities	6,883,062	213,897

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	–	450
Net cash provided by financing activities from continuing operations	–	450
Net cash provided by financing activities from discontinued operations	1,431,974	–
Net cash provided by financing activities	1,431,974	450

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,394,744)	26,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,756	$1,503,500

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on investment in AESE	$4,968,175	$–
Recognition of subsidiary equity upon deconsolidation	8,498,212	–
Non-cash investing and financing activities in discontinued operations	229,914,415	–

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

On September 26, 2017, the Company finalized an equity raise utilizing a rights offering and backstop agreement, raising net proceeds of $5,051,675 and issuing 1,439,400 shares. The proceeds were used to sponsor the Company’s obligations sponsoring a special purpose acquisition company, discussed below, with the remainder for general corporate purposes.

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

On December 19, 2018, BRAC entered into a business combination agreement and the business combination closed on August 9, 2019, as discussed in Note 4.

Following the close of the business combination the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The Company currently owns 2,685,500 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”). 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. The Company is evaluating plans for the remaining Sponsor Shares which could include a distribution of some or all of the Sponsor Share proceeds after expiration of the lock-up agreement on August 9, 2020, presuming that as of such date AESE has repaid or converted amounts it owes pursuant to the bridge financing Note Purchase Agreement and Notes dated as of October 11, 2018 and May 17, 2019.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities:

Name of entity	State of Incorporation	Relationship
Black Ridge Oil and Gas, Inc.	Nevada	Parent
Black Ridge Acquisition Corp. (“BRAC”)	Delaware	Subsidiary(1)

(1) Wholly-owned subsidiary through October 10, 2017, the date of BRAC’s IPO, after which it was consolidated as a variable interest entity through August 9, 2019, the date of BRAC’s business combination. BRAC was renamed Allied Esports Entertainment, Inc. (‘AESE”) on the date of its business combination and all references to the surviving entity following the business combination are hereafter referred to as such.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. Cash equivalents on hand at December 31, 2019 and 2018 were $-0- and $2,312, respectively.

Restricted Cash and Securities held in Trust Account

The Company had $2,312 of cash equivalents and $141,304,995 of marketable securities on December 31, 2018 held in the Trust Account which was restricted for the benefit of the AESE’s IPO shareholders to be available for those shareholders in the event they elected to redeem their shares following an approved business combination.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $-0- and $1,119,770 in excess of FDIC and SIPC insured limits at December 31, 2019 and 2018, respectively. The Company has not experienced any losses in such accounts.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 108”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain effects of Tax Reform. The ultimate impact may differ from the provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of Tax Reform.

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on long-lived assets related to continuing operations. Depreciation expense was $872 and $9,472 for the years ended December 31, 2019 and 2018, respectively.

Revenue Concentration

All of the Company’s revenue earned came from management fees earned through its management services agreement with BRAC, which ceased as of December 31, 2019.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
	2019	2018
Weighted average common shares outstanding – basic	1,600,484	1,600,484
Plus: Potentially dilutive common shares:
Stock options and warrants	862	–
Weighted average common shares outstanding – diluted	1,601,346	1,600,484

For 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 34,204 and 37,245 of December 31, 2019 and 2018, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Amortization of the fair values of stock options issued for services and compensation totaled $100,526 and $310,731 for the years ended December 31, 2019 and 2018, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2019, the Company had a cash balance of $108,756 and negative working capital of $1,289,995 The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to fund the Company’s general and administrative expenses over the next year.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to pursue sources of additional capital through debt and financing transactions or arrangements, including joint venturing of projects, equity financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business.

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

Note 4 – BRAC’s IPO, Consolidation of BRAC and Non-controlling Interest

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

Business Combination Agreement

On December 19, 2018, BRAC entered into the Business Combination Agreement with Merger Sub, Allied Esports, Ourgame, Noble and Primo. The Business Combination Agreement was amended on August 5, 2019 and the Business Combination Agreement as amended is referred to as the Amended Business Combination Agreement. The merger closed on August 9, 2019 (the “Closing Date”).

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

The Business Combination Agreement, which originally called for a debt repayment to Ourgame of $35,000,000 was amended to call for BRAC to (i) assume $10,000,000 of the debt obligations of Ourgame and Noble (including an additional $1,200,000 of accrued interest) and (ii) repay Ourgame the remaining balance of $23,800,000 by paying $3,500,000 in cash to Ourgame and its designees, issuing to Ourgame and its designees 2,928,679 shares of BRAC’s common stock and Ourgame retaining $1,000,000 of the proceeds of such loans to pay its transaction expenses incurred in the Merger. In connection with entering into the Amendment, BROG, as BRAC’s founder, agreed to transfer an aggregate of 600,000 shares of BRAC’s common stock held by it to Ourgame.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Deconsolidation of BRAC

Additionally, US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, the Company shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the combination of:

a) The fair value of:

•	any consideration received. In this case, the Company received no consideration.
•	any retained non-controlling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated, or the group of assets is derecognized. In this case the fair value of the BRAC common stock at the close of the business combination was $11,950,475, and;

b) The carrying amount of the former subsidiaries assets and liabilities or the carrying amount of the group of assets.

With the above guidance the Company determined that the effect of the deconsolidation of BRAC produced a gain of $20,448,687, which is a non-cash adjustment.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intercompany Transactions and Eliminations

BROG was paid a management fee by AESE of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017 and ended on the date of the merger, for general and administrative services including the cost of office space and personnel dedicated to AESE. BROG was also reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on AESE’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. AESE paid a total of $72,903 to BROG for such services in 2019, prior to the merger and while AESE remained a VIE and was consolidated. The management services income of BROG and the management services expense of AESE as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation. Management fees earned by BROG of $466,595 subject to the management services agreement between AESE and BROG in effect subsequent to the merger are not eliminated.

Note 5 – Related Party

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

As of December 31, 2019, and following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock. As a result, 537,100 shares of AESE common stock (the “AESE Shares”) are committed to employees and directors of the Company. Employees and directors are required to remain in their positions for a one-year period, with certain exceptions, to receive the granted shares. The AESE Shares had a fair market value of $1,396,460 on December 31, 2019. The Company recognized the full expense related to the Plan immediately upon the AESE merger date. Compensation expense of $2,309,095 was recognized upon merger and was adjusted on December 31, 2019 to $1,396,460 due to changes in the AESE market price between the August 9, 2019 merger and December 31, 2019. Subsequent adjustments will be required each quarter to adjust the deferred compensation liability until the shares can be transferred to the employees.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Shares Transferred to Purchasers of BRAC Common Stock

As presented in Note 5, In July and August 2019, BRAC and BROG entered into several share purchase agreements (the “Purchase Agreements”) with several parties (collectively referred to as the “Purchasers”). Pursuant to the Purchase Agreements, the Purchasers agreed to purchase an aggregate of $18,000,000 of shares of BRAC’s common stock in open market or privately negotiated transactions. If the Purchasers were unable to purchase the full $18,000,000 of shares of common stock in open market or privately negotiated transactions, BRAC will issue to the Purchasers newly issued shares at the Closing at a per-share price equal to the per-share amount held in BRAC’s trust account ($10.30 per share), and having an aggregate value equal to the difference between $18,000,000 and the dollar amount of shares purchased by them in the open market or in privately negotiated transactions. At the Closing, BRAC agreed to issue to the Purchasers 1.5 shares of common stock for every 10 shares purchased by them under the Purchase Agreements. Additionally, the Company agreed to transfer an aggregate of 720,000 shares held by it of BRAC common stock to the Purchasers. The Purchasers included a $3 million investment from Lyle Berman, a member of the board of directors of both BRAC and BROG and the largest shareholder of BROG. Mr. Berman received 43,800 bonus shares of BRAC common stock issued by BRAC and 120,000 shares of BRAC common stock transferred from the Company.

BRAC Convertible Loans

In order to finance transaction costs in connection with an intended initial business combination, BROG had loaned AESE an aggregate $750,000 in the form of convertible notes. The notes were unsecured, non-interest bearing and payable upon the consummation by AESE of a merger, share exchange, asset acquisition, or other similar business combination, with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the principal balance of the notes could be converted, at BROG’s option, to units at a price of $10.00 per unit. The terms of the units were identical to the units issued by BRAC in its IPO, except the warrants included in such units could be exercised on a cashless basis, in each case so long as they continued to be held by BROG or its permitted transferees. BROG elected to convert $600,000 of the principal balance of the convertible promissory notes and received 60,000 units consisting of 66,000 shares of AESE common stock (after conversion of the stock rights into 6,000 shares) and 60,000 warrants. The remaining $150,000 was repaid to BROG at the date of merger.

Note 6 – Fair Value of Financial Instruments

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$108,756	$–	$–
Investment in Allied Esports Entertainment, Inc.	6,982,300	–	–
Total assets	7,091,056	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$7,091,056	$–	$–

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,503,500	$–	$–
Restricted cash and investments held in trust	141,307,307	–	–
Total assets	142,810,807	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$142,810,807	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2019 and 2018.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2019	2018
Prepaid insurance costs	$21,090	$17,501
Prepaid employee benefits	11,587	11,865
Prepaid office and other costs	14,474	13,319
Total prepaid expenses	$47,151	$42,685

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Property and Equipment

Property and equipment at December 31, 2019 and 2018, consisted of the following:

	December 31,
	2019	2018
Property and equipment	$134,202	$128,156
Less: Accumulated depreciation and amortization	(127,803)	(126,931)
Total property and equipment, net	$6,399	$1,225

Depreciation of property and equipment was $872 and $9,472 for the years ended December 31, 2019 and 2018, respectively.

Note 9 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475. As noted above, in Note 5 - Related Party Transactions, 20% or 537,100, of the shares are committed to be released to employees one year from the date of the merger, or on August 19, 2020. Therefore, the Company recorded compensation expense and recorded a deferred compensation liability of $1,396,460 to recognize the commitment to employees.

As of December 31, 2019, the market value of the Company’s investment in AESE’s common stock was $6,982,300, based on the closing stock price of $2.60 per share. Thus, we recorded an unrealized loss of $4,968,175, as part of other comprehensive income, and adjusted the compensation expense and deferred compensation expense to $1,396,460 to reflect the change in the market value of the stock committed to employees and directors. The balance in deferred compensation will be adjusted quarterly to reflect changes in the market value of the AESE common stock committed to them.

Note 10 – Stockholders’ Equity

Reverse Stock Split

On February 21, 2020, the Company effected a 1-for-300 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued. Instead, the Company issued the following to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split:

•	Stockholders owning 300 or more shares of Common Stock will receive (1) one share of Common Stock for every 300 shares owned and (2) cash in lieu of fractional shares upon the surrender of such stockholder’s shares;
•	Stockholders owning between 25 and 300 shares of Common Stock will have their ownership of shares of Common Stock rounded up to one share; and
•	Stockholders owning fewer than 25 shares of Common Stock will receive cash in lieu of fractional shares upon the surrender of such stockholders’ shares and will no longer own shares of Common Stock.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Any cash payment in lieu of fractional shares were based on the volume weighted average of the closing sales prices of the Company’s Common Stock on the OTCQB operated by OTC Markets Group Inc. (the “OTCQB”) during regular trading hours for the five consecutive trading days immediately preceding the Effective Date.

The Company was authorized to issue 500,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of December 31, 2019 and 2018, a total of 1,600,484 shares of common stock have been issued.

No shares were issued during 2019, and the Company issued 150 shares of common stock as a result of warrant exercises during 2018.

Note 11 – Options

Options Granted

No options were granted during the years ended December 31, 2019 and 2018.

The Company recognized a total of $100,526, and $310,731 of compensation expense during the years ended December 31, 2019 and 2018, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $14,396 as of December 31, 2019.

Options Cancelled or Forfeited

An aggregate 1,284 and 206 options with a weighted average strike price of $27.18 and $152.71 per share were forfeited by former employees during the years ended December 31, 2019 and 2018, respectively.

Options Expired

An aggregate 457 and 40 options with a weighted average strike price of $9.51 and $24.00 per share expired during the years ended December 31, 2019 and 2018, respectively.

Options Exercised

No options were exercised during the years ended December 31, 2019 and 2018.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2019.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$9.33 - $300.00	34,204	4.76 years	$89.31	33,758	$88.26

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2017	36,191	$87.00
Options expired	(40)	(24.00)
Options cancelled	(206)	(153.00)
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2018	35,945	87.00
Options expired	(457)	(9.51)
Options cancelled	(1,284)	(27.18)
Options granted	–	–
Options exercised	–	–
Balance, December 31, 2019	34,204	$89.31

Exercisable, December 31, 2019	33,758	$88.26

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Warrants

Warrants Granted

No warrants were granted during the years ended December 31, 2019 and 2018.

Warrants Cancelled

No warrants were cancelled during the years ended December 31, 2019 and 2018.

Warrants Expired

No warrants expired during the years ended December 31, 2019 and 2018.

Warrants Exercised

No warrants were exercised during the year ended December 31, 2019.

During the year ended December 31, 2018, there were 150 warrants exercised at $3.00 per share resulting in proceeds of $450.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2017	1,450	$3.00
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	–	–
Warrants exercised	(150)	(3.00)
Balance, December 31, 2018	1,300	3.00
Warrants expired	–	–
Warrants cancelled	–	–
Warrants granted	–	–
Warrants exercised	–	–
Balance, December 31, 2019	1,300	$3.00

Exercisable, December 31, 2019	1,300	$3.00

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Settlement Income

On August 21, 2018, the Company entered into an agreement to modify the terms of the Settlement Agreement and Release entered into as of September 27, 2012 between the Company, Peerless Media, Ltd. and ElectraWorks, Ltd. Based on the new agreement, the Company received $2.25 million and agreed to terminate its rights to any additional payments under the original Settlement Agreement. The Company also paid a 5% fee of $112,500 to a former officer as part of an agreement with the former officer related to the 2012 settlement agreement.

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

Our provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

December 31,
	2019	2018
Current taxes	$–	$–
Deferred taxes	–	–
Net income tax provision (benefit)	$–	$–

The effective income tax rate for the years ended December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019		2018
Federal statutory income tax rate	21.0%		21.0%
State income taxes	7.7%		7.7%
Permanent differences	0.1%		0.1%
Change in valuation allowance	(28.8%	)	(28.8%	)
Net effective income tax rate	0.0%		0.0%

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryovers	$7,692,561	$7,402,252
Stock compensation	2,327,142	2,294,552
Property and equipment	34	459
Deferred compensation	401,371	–
Reorganization costs	38,508	38,508
Total deferred tax assets	$10,459,616	$9,735,771

Deferred tax liabilities:
Unrealized gain on investment in Allied Esports Entertainment, Inc.	(4,449,409)	–
Total deferred liabilities	(4,449,409)	–

Net deferred tax assets (liabilities)	6,010,207	9,735,771
Less: valuation allowance	(6,010,207)	(9,735,771)
Deferred tax assets (liabilities)	$–	$–

As of December 31, 2019, the Company has net operating loss carryover of approximately $26,764,183. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss carryover begins to expire in 2030. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total net operating loss as of December 31, 2019, approximately $1,010,052 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2019, BROG increased its valuation allowance from $9,735,771 to $6,010,207 to adjust for the decrease in net deferred tax assets primarily due to an unrealized gain recorded for book purposes related to the investment in Allied Esports Entertainment, Inc. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized. The Company did not place a valuation allowance on deferred tax asset for BRAC related to the capitalized merger and acquisition costs.

The Company files annual US Federal income tax returns and annual income tax returns for the state of Minnesota. We are not subject to income tax examinations by tax authorities for years before 2014 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2019.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments

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

On February 26, 2020, the Company’s Board of Directors granted an aggregate amount of 240,000 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.41 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on February 20, 2020. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	60,377
Michael Eisele, Chief Operating Officer	42,264
Bradley Berman, Chairman of the Board and Director	24,151
Joseph Lahti, Director	24,151
Benjamin Oehler, Director	24,151
Lyle Berman, Director	24,151
Total:	199,245

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested.

On February 18, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect the Company’s previously announced 300-for-one reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share. The Reverse Stock Split, effective as of February 21, 2020, converts every 300 shares of the Company’s issued and outstanding Common Stock into one share of Common Stock.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Amended Articles, no fractional shares will be issued for any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split. Following the Effective Date:

•	Stockholders owning 300 or more shares of Common Stock will receive (1) one share of Common Stock for every 300 shares owned and (2) cash in lieu of fractional shares upon the surrender of such stockholder’s shares;

•	Stockholders owning between 25 and 300 shares of Common Stock will have their ownership of shares of Common Stock rounded up to one share; and

•	Stockholders owning fewer than 25 shares of Common Stock will receive cash in lieu of fractional shares upon the surrender of such stockholders’ shares and will no longer own shares of Common Stock.

Any cash payment in lieu of fractional shares are based on the volume weighted average of the closing sales prices of the Company’s Common Stock on the OTCQB operated by OTC Markets Group Inc. during regular trading hours for the five consecutive trading days immediately preceding the Effective Date.

On January 2, 2020, the Company deposited 500,000 shares of its holdings of Allied Esports Entertainment Inc. (NASDAQ: AESE) pursuant to its brokerage account agreement with RBC Capital Markets, LLC. Under this standard brokerage agreement, the Company will be able to borrow funds secured by the value of the AESE shares pursuant to a standard margin account arrangement. The current value of the deposited AESE shares is $1,200,000 based on a closing price of $2.40 as of March 5, 2020.

On March 12, 2020, the Company entered into a business loan agreement with Cadence Bank, N.A. (“Cadence”), as lender encompassing a $700,000 Promissory Note issued to Cadence (the “Note”), a Security Agreement by the Company in favor of Cadence and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer and members of the Company’s Board of Directors (the “Guarantors”) (collectively, the “Cadence Loan”). The Note bears interest at a rate of 0.500 percentage points over the prime rate as published in the Wall Street Journal, currently 4.25% per annum, payable monthly, and is due on March 9, 2021. The Note may be repaid at any time without penalty. The Note is secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC.

In consideration for their willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Interim Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, of the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 15, 2020:

Name	Age	Position
Kenneth DeCubellis	53	Chief Executive Officer and Interim Chief Financial Officer
Michael Eisele	37	Chief Operating Officer
Bradley Berman	49	Chairman of the Board of Directors
Benjamin S. Oehler(1)(2)	71	Director
Joseph Lahti(1)(2)	59	Director
Lyle Berman(1)	78	Director

(1)Member of audit committee.

(2)Member of compensation committee.

Kenneth DeCubellis has been our chief executive officer since November 9, 2011 and was appointed interim chief financial officer on September 24, 2019. Mr. DeCubellis was recently Chairman and Chief Executive Officer of Black Ridge Acquisition Corp, (NASDAQ: BRAC), the Special Purpose Acquisition Company sponsored by Black Ridge. Prior to joining Black Ridge, Mr. DeCubellis was the president and chief executive officer of Altra Inc., a venture capital backed biofuels company based in Los Angeles, California. He joined Altra in June 2006 as vice president, business development and was promoted to president in November of 2007 and chief executive officer in February 2008. From 1996 to 2006, he was an executive with Exxon Mobil Corp in Houston, Texas. Mr. DeCubellis holds a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute, an MBA from Northwestern University’s JL Kellogg Graduate School of Management, and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering.

Mr. DeCubellis’ qualifications:

•	Leadership experience – Mr. DeCubellis has been our chief executive officer since November 9, 2011, chairman and chief executive officer of Black Ridge Acquisition Corp, (2017-2019), chief executive officer of Altra Inc. (2008 to 2011), vice president- president of Altra Inc. (2006 to 2011), and an executive with Exxon Mobil Corp in Houston, Texas. (1996 to 2006).
•	Industry experience - Mr. DeCubellis has been our chief executive officer from November 9, 2011 and has broad experience in mergers and acquisitions and capital raising.
•	Education experience - Mr. DeCubellis holds a Bachelor of Science degree from Rensselaer Polytechnic Institute (1990), an MBA from Northwestern University’s JL Kellogg Graduate School of Management (1996), and a Masters of Engineering Management from Northwestern University’s McCormick School of Engineering (1996).

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

Board and Committee Meetings

During the year ended December 31, 2019, the Board of Directors held four meetings, the Audit Committee held four meetings, and the Compensation Committee held no meetings. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2019. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our compensation committee and board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Other than the Change of Control Agreements described below, Ken DeCubellis is our only Named Executive Officer that has an employment agreement with us. We entered into an employment agreement with Ken DeCubellis on September 24, 2019 under which he serves as our Chief Executive Officer. Pursuant to the employment agreement, we pay Mr. DeCubellis an annual base salary of $300,000 through at least August 9, 2021. At the Company’s election, the payments may be made in cash, through the transfer of shares of AESE stock held by Black Ridge, or a combination thereof. Additional factors reviewed by our compensation committee and board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the board of directors.

Our compensation committee determines and then recommends to the whole board base salaries for the Named Executive Officers at the beginning of each fiscal year. The compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. The board of directors then approves base salary amounts for the fiscal year. We do not make matching contributions to the 401(k) Plan.

Incentive Compensation Awards

No bonuses were granted in 2019 or 2018.

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

Equity Incentive Awards

Effective June 10, 2010, as amended on February 22, 2011 and March 2, 2012, our board of directors adopted the Amended and Restated 2012 Stock Incentive Plan (the 2012 Plan) under which a total of 25,000 shares of our common stock (as adjusted for the reverse stock split) have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options. The 2012 Plan has been approved by the holders of a majority of our outstanding shares.

Effective December 12, 2016, our board of directors adopted the 2016 Non-Qualified Stock Option Plan (the 2016 Plan) under which a total of 12,712 shares of our common stock (as adjusted for the reverse stock split) have been reserved for issuance pursuant to the grant and exercise of non-qualified stock options.

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

Benefits and Prerequisites

At this stage of our business we have benefits that are generally comparable to those offered by other small private and public companies and no prerequisites for our employees. Other than a 401(k) Plan, we do not have any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Separation and Change in Control Arrangements

We entered into an employment agreement with Ken DeCubellis on September 24, 2019 under which he serves as our Chief Executive Officer. Pursuant to the employment agreement, we pay Mr. DeCubellis an annual base salary of $300,000 through at least August 9, 2021. At the Company’s election, the payments may be made in cash, through the transfer of shares of AESE stock held by Black Ridge, or a combination thereof. We do not have any employment agreements with any other executive officer or employee of the Company. However, as of the date of this filing, we have entered into Change of Control Agreements (the “CIC Agreements”) with executives, Ken DeCubellis and Michael Eisele. The CIC Agreements provide that, in the event that (i) the executive is terminated, other than for cause, disability, or death, or (ii) there is a “Change in Circumstances”, in either case within 12 months of a “Change in Control,” then the executive is entitled to receive his annual salary in regular distributions over the course of the next 12 months, to take part in the Company’s health and dental group policies, and to receive the same employer contributions for health and dental coverage that the Company provides to its other executive employees as of the executive’s last day of employment with the Company.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and				Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Kenneth T. DeCubellis,	2019	$275,000	$–	$–	$–	$–	$–	$275,000
Chief Executive Officer	2018	$275,000	$–	$–	$–	$–	$–	$275,000

Michael Eisele,	2019	$187,000	$–	$–	$–	$–	$–	$187,000
Chief Operating Officer	2018	$187,000	$–	$–	$–	$–	$–	$187,000

James Moe,	2019	$140,673	$–	$–	$–	$–	$–	$140,673
Chief Financial Officer	2018	$192,500	$–	$–	$–	$–	$–	$192,500

Employment Agreements

Other than the Change in Control Agreements described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2019.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Kenneth T. DeCubellis,	-0-	60,377	(10)	$5.41	February 25, 2030
Chief Executive Officer	4,013	-0-	(1)	$12.00	December 11, 2026
	533	134	(2)	$51.60	September 29, 2025
	193	-0-	(3)	$84.00	December 21, 2024
	2,500	-0-	(4)	$195.00	December 11, 2023
	1,333	-0-	(5)	$168.00	January 23, 2023
	3,333	-0-	(6)	$81.00	September 24, 2022

Michael Eisele,	-0-	42,264	(10)	$5.41	February 25, 2030
Chief Operating Officer	1,667	-0-	(1)	$12.00	December 11, 2026
	533	134	(2)	$51.60	September 29, 2025
	133	-0-	(3)	$84.00	December 21, 2024
	833	-0-	(4)	$195.00	December 11, 2023
	550	-0-	(7)	$192.00	July 31, 2023
	550	-0-	(5)	$168.00	January 23, 2023
	500	-0-	(8)	$84.00	August 9, 2022

(1) Options granted on December 12, 2016, vested in three equal annual installments, commencing one year from the date of grant, and continuing on the next two anniversaries thereof until fully vested.

(2) Options granted on September 30, 2015, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(3) Options granted on December 22, 2014, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(4) Options granted on December 12, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(5) Options granted on January 24, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(6) Options granted on September 25, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(7) Options granted on August 1, 2013, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(8) Options granted on August 10, 2012, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(9) Options granted on November 2, 2011, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

(10) Options granted on February 26, 2020, vest in five equal annual installments, commencing one year from the date of grant, and continuing on the next four anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2019.

Director Compensation

No compensation was paid or accrued by us to our directors for the year ended December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2020, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2020, we had 1,600,484 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2020. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Black Ridge Oil & Gas, Inc., 110 Fifth Street North, Suite 410, Minneapolis, Minnesota 55403.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director(2)	197,611	12.3%
Ken DeCubellis, Chief Executive Officer(3)	159,371	9.9%
Michael Eisele, Chief Operating Officer(4)	4,766	*
Joseph Lahti, Director(6)	24,968	1.6%
Benjamin Oehler, Director(7)	29,649	1.8%
Lyle Berman, Director(8)	219,001	13.7%
All Directors and Executive Officers as a Group (7 persons)	635,365	39.7%
Neil Sell(9) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	167,077	10.4%
Sheldon Fleck(10) 1400 International Centre 900 Second Ave. South Minneapolis, MN 55402	154,617	9.7%
Gary Raimist(11) 10932 Snow Cloud Court Las Vegas, NV 89135	123,910	7.7%
Perkins Capital Management, Inc.(12) 730 Lake Street E. Wayzata, MN 55391	100,070	6.3%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	83,333	5.2%
Morris and Arlene Goldfarb 21 Fairway Drive Mamaroneck, NY 10543	80,152	5.0%

*Indicates beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2020.

(2) Includes 1,600 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2020, 23,740 shares held by certain trusts for the children of Mr. Bradley Berman, and 6,196 shares owned by Mr. Bradley Berman’s spouse.

(3) Includes 10,659 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2020, 35,167 shares owned by Mr. Ken DeCubellis’ spouse and 65 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2020.

(4) Includes 4,051 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2020.

(5) Includes 4,790 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2020.

(6) Includes 2,170 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2020 and 666 shares held by Mr. Lahti’s spouse.

(7) Includes 2,516 shares which may be purchased pursuant to stock options exercisable within 60 days of March 15, 2020 and 26,667 shares held by Mr. Oehler’s spouse and 50 shares which may be purchased pursuant to warrants held by Mr. Oehler’s spouse.

(8) Includes 345,043 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2020. Does not include 123,910 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Neil Sell and Mr. Gary Raimist are co-trustees.

(9) Includes 50 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2020 and includes an aggregate of 135,026 shares owned by certain trusts, for which Mr. Sell is trustee and inclusive of 123,910 shares for which Mr. Sell is a co-trustee with Mr. Raimist. Does not include 600 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(10) Includes 250 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2020 and 6,666 shares of common stock owned by Mr. Fleck’s spouse.

(11) Includes 123,910 shares owned by certain trusts for the benefit of Mr. Lyle Berman’s children, for which Mr. Raimist is a co-trustee with Mr. Sell.

(12) Perkins Capital Management, Inc. is an investment advisor with sole power dispose or to direct the disposition of the shares including 150 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2019 and 2018 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Audit fees(1)	$32,000	$38,500
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$32,000	$38,500

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2019 and 2018.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2019 with management and M&K CPAS, PLLC, the Company’s independent auditors;

Discussed with M&K CPAS, PLLC the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board ("PCAOB") and the SEC; and

Received the written disclosures and the letter from M&K CPAS, PLLC required by the applicable requirements of the PCAOB regarding M&K CPAS, PLLC’s communications with the audit committee concerning independence, and has discussed with M&K CPAS, PLLC its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the SEC.

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

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

4.8	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on January 10, 2020)

4.9	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 26, 2020)

4.10	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 26, 2020)

4.11*	Description of Securities

9.1

Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Ante5, Inc. on August 22, 2011)

10.1	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 28, 2013)

10.2	Employment Agreement, dated September 24, 2019, by and Among Ken DeCubellis (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 14, 2019)

10.3	Change of Control Agreement, dated April 5, 2013, by and between Black Ridge Oil & Gas, Inc. and Ken DeCubellis (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 5, 2013)

10.4	Change of Control Agreement, dated August 1, 2013, by and between Black Ridge Oil & Gas, Inc. and Michael Eisele (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 1, 2013)

10.5	Limited Liability Company Agreement of Black Ridge Holding Company, LLC dated June 21, 2016 (incorporated by reference to Exhibit 10.3 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.6	Management Services Agreement dated June 21, 2016 by and between Black Ridge Oil & Gas, Inc. and Black Ridge Holding Company, LLC (incorporated by reference to Exhibit 10.4 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 15, 2016)

10.7

Standby Purchase Agreement, dated as of May 23, 2017, by and among Black Ridge Oil and Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.10 of the Report on Form S-1 filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 23, 2017

10.8	Amendment to Standby Purchase Agreement, dated as of September 22, 2017 by and among Black Ridge Oil & Gas, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 26, 2017)

10.9	Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.10	Form of 2018 Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

10.11	Warrant Agreement, dated October 4, 2017, between Black Ridge Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.20 of the Report on Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 12, 2018)

24.1*	Power of Attorney (including on signature pages)

31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* Filed herewith.

ITEM 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: March 25, 2020	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2019 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Kenneth DeCubellis	Dated: March 25, 2020
Kenneth DeCubellis, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Bradley Berman	Dated: March 25, 2020
Bradley Berman, Director

By:	/s/ Lyle Berman	Dated: March 25, 2020
Lyle Berman, Director

By:	/s/ Joseph Lahti	Dated: March 25, 2020
Joseph Lahti, Director

By:	/s/ Benjamin Oehler	Dated: March 25, 2020
Benjamin Oehler, Director

