Form 10-Q/A
period 2019-09-30
Black Ridge Oil & Gas, Inc.
filed 2020-05-15
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANFC	OTCQB

The number of shares of registrant’s common stock outstanding as of November 12, 2019 was 479,844,900.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) (Restated) and December 31, 2018	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 (Restated) and 2018	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (Restated) and 2018	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 (Restated) and 2018	4
	Notes to the Condensed Consolidated Financial Statements (Unaudited) (Restated)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	34
ITEM 1A.	RISK FACTORS	34
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4.	MINE SAFETY DISCLOSURES	34
ITEM 5.	OTHER INFORMATION	34
ITEM 6.	EXHIBITS	34
	SIGNATURES	35

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$64,613	$1,503,500
Accounts receivable	–	13
Receivable from Allied Esports Entertainment, Inc.	181,211	–
Prepaid expenses	24,822	42,685
Current assets from discontinued operations	–	11,250
Total current assets	270,646	1,557,448

Property and equipment:
Property and equipment	128,965	128,156
Less accumulated depreciation	(127,685)	(126,931)
Total property and equipment, net	1,280	1,225

Investment in Allied Esports Entertainment, Inc.	14,045,165	–
Non-current assets from discontinued operations	–	141,307,307

Total assets	$14,317,091	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$48,419	$31,938
Accrued expenses	33,827	5,691
Deferred Compensation	2,809,033	–
Current liabilities of discontinued operations	–	621,722
Total current liabilities	2,891,279	659,351

Long term liabilities	–	–

Total liabilities	2,891,279	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	–	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 shares issued and outstanding	479,845	479,845
Additional paid-in capital	36,559,437	36,475,732
Accumulated deficit	(25,613,470)	(35,487,902)
Total stockholders' equity	11,425,812	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$14,317,091	$142,865,980

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(Restated)		(Restated)
Management fee income	$153,279	$–	$153,279	$–
Total revenues	153,279	–	153,279	–

Operating expenses:
General and administrative expenses
Salaries and benefits	279,621	285,839	910,191	914,166
Stock-based compensation and deferred compensation	2,836,920	77,901	2,892,738	244,664
Professional services	40,287	39,348	79,978	80,001
Other general and administrative expenses	69,157	58,289	185,035	194,530
Total general and administrative expenses	3,225,985	461,377	4,067,942	1,433,361
Depreciation and amortization	131	2,535	754	7,650
Total operating expenses	3,226,116	463,912	4,068,696	1,441,011

Net operating loss	(3,072,837)	(463,912)	(3,915,417)	(1,441,011)

Other income (expense):
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687	–
Merger incentive expense	(5,874,000)	–	(5,874,000)	–
Settlement income	–	2,250,000	–	2,250,000
Settlement expense	–	(112,500)	–	(112,500)
Other income	–	200	51	940
Gain on investment in Allied Esports Entertainment, Inc.	2,094,690	–	2,094,690	–
Total other income (expense)	22,543,377	2,137,700	22,543,428	2,138,440

Net profit before provision for income taxes	19,470,540	1,673,788	18,628,011	697,429
Provision for income taxes	–	–	–	–
Net profit from continuing operations, net of tax	19,470,540	1,673,788	18,628,011	697,429
Net profit (loss) from discontinued operations	(8,152,165)	442,487	(7,421,050)	1,078,489
Net profit before non-controlling interest	11,318,375	2,116,275	11,206,961	1,775,918
Less net profit attributable to redeemable non-controlling interest	(142,919)	(513,240)	(1,332,529)	(1,337,487)
Net income attributable to Black Ridge Oil & Gas, Inc.	$11,175,456	$1,603,035	$9,874,432	$438,431

Weighted average common shares outstanding - basic	479,844,900	479,821,911	479,844,900	479,807,318
Weighted average common shares outstanding - fully diluted	480,089,919	480,042,964	480,118,829	480,045,271

Net income per common share - basic	$0.02	$–	$0.02	$–
Net income per common share - fully diluted	$0.02	$–	$0.02	$–

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2018	479,799,900	$479,800	$36,331,360	$(36,308,492)	$502,668
Common stock options granted for services to employees and directors	–	–	77,901	–	77,901
Exercise of warrants	45,000	45	405	–	450
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	1,603,035	1,603,035
Balance, September 30, 2018	479,844,900	$479,845	$36,409,666	$(34,705,457)	$2,184,054

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2019	479,844,900	$479,845	$36,531,550	$(36,788,926)	$222,469
Common stock options granted for services to employees and directors	–	–	27,887	–	27,887
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	11,175,456	11,175,456
Balance, September 30, 2019 (Restated)	479,844,900	$479,845	$36,599,437	$(25,613,470)	$11,425,812

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	479,799,900	$479,800	$36,164,597	$(35,143,888)	$1,500,509
Common stock options granted for services to employees and directors	–	–	244,664	–	244,664
Exercise of warrants	45,000	45	405	–	450
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	438,431	438,431
Balance, September 30, 2018	479,844,900	$479,845	$36,409,666	$(34,705,457)	$2,184,054

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	479,844,900	$479,845	$36,475,732	$(35,487,902)	$1,467,675
Common stock options granted for services to employees and directors	–	–	83,705	–	83,705
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	9,874,432	9,874,432
Balance, September 30, 2019 (Restated)	479,844,900	$479,845	$36,559,437	$(25,613,470)	$11,425,812

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2019	2018
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Black Ridge Oil & Gas, Inc.	$9,874,432	$438,431
Net loss (profit) from discontinued operations	7,421,050	(1,078,489)
Net income attributable to redeemable non-controlling interest	1,332,529	1,337,487
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(26,322,687)	–
Merger incentive expense	5,874,000	–
Depreciation and amortization	754	7,650
Gain on investment in Allied Esports Entertainment, Inc.	(2,094,690)	–
Amortization of stock options	83,705	244,664
Deferred compensation	2,809,033	–
Decrease (increase) in current assets:
Accounts receivable	13	1,611
Accounts receivable, related party	(181,211)	–
Prepaid expenses	17,863	(9,417)
Increase (decrease) in current liabilities:
Accounts payable	16,481	(15,486)
Accrued expenses	28,136	12,074
Net cash provided by (used in) operating activities of continuing operations	(1,140,592)	938,525
Net cash used in operating activities of discontinued operations	(8,618,568)	(465,159)
Net cash provided by (used in) operating activities	(9,759,160)	473,366

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–
Purchase of property and equipment	(809)	–
Net cash used in investing activities of continuing operations	(9,992,493)	–
Net cash provided by investing activities of discontinued operations	16,880,792	187,773
Net cash provided by investing activities	6,888,299	187,773

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	–	450
Net cash provided by financing activities from continuing operations	–	450
Net cash provided by financing activities from discontinued operations	1,431,974	–
Net cash provided by financing activities from continuing operations	1,431,974	450

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,438,887)	661,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,613	$2,138,678

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$751,630	$148,489

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of subsidiary equity upon deconsolidation	$8,498,212	$–
BRAC Redemptions of redeemable preferred stock from trust account	$126,205,985	$–
BRAC redeemable preferred stock transferred to equity	$15,865,798	$–
BRAC stock issued in merger	$51,632,255	$–
BRAC stock issued to settle intercompany debt	$19,300,000	$–
BRAC loan and accrued interest assumed to settle intercompany debt	$10,992,877	$–
BRAC stock issued to settle liabilities	$5,917,500	$–

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

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

On September 26, 2017, the Company finalized an equity raise utilizing a rights offering and backstop agreement, raising net proceeds of $5,051,675 and issuing 431,819,910 shares. The proceeds were used to sponsor a special purpose acquisition company, discussed below, with the remainder for general corporate purposes.

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

(Unaudited)

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. In addition, the amendments in this Update exempt all entities that are not public business entities from disclosing fair value information for financial instruments measured at amortized cost. In addition, for public business entities, the amendments supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value of financial instruments required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update include items brought to the FASB Board’s attention regarding ASU 2016-01.

The provisions within this Update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity. The amendments in this Update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.

For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard had a material impact on the Company’s consolidated financial statements beginning in the year ended December 31, 2019.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

(Unaudited)

(Restated)

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

As of September 30, 2019, the market value of the Company’s investment in AESE’s common stock was $14,045,165, based on the closing stock price of $5.23 per share. Thus, we recognized a gain of $2,094,690, and adjusted the compensation expense and deferred compensation expense to $2,809,033 to reflect the change in the market value of the stock committed to employees and directors. The balance in deferred compensation will be adjusted quarterly to reflect changes in the market value of the AESE common stock committed to them.

Note 9 – Related Party Transactions

On March 1, 2018, the Board of Directors (the “Board”) of the Company approved and adopted the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (the “Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “Award Agreement”).

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

Note 17 – Explanation of our Restatement

The Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the period ended September 30, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2019 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on May 15, 2020 (the “Form 8-K”). The financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2019 require restatement in order to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. In accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10), unrealized losses that were originally separately presented as other comprehensive income have now been amended and included in our net loss. The changes in our consolidated financial statements are summarized, below.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2019	Adjusted	2019
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$64,613	$–	$64,613
Receivable from Allied Esports Entertainment, Inc.	181,211	–	181,211
Prepaid expenses	24,822	–	24,822
Total current assets	270,646	–	270,646

Property and equipment:
Property and equipment	128,965	–	128,965
Less accumulated depreciation	(127,685)	–	(127,685)
Total property and equipment, net	1,280	–	1,280

Investment in Allied Esports Entertainment, Inc.	14,045,165	–	14,045,165

Total assets	$14,317,091	$–	$14,317,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$48,419	$–	$48,419
Accrued expenses	33,827	–	33,827
Deferred Compensation	2,809,033	–	2,809,033
Total current liabilities	2,891,279	–	2,891,279

Long term liabilities	–	–	–

Total liabilities	2,891,279	–	2,891,279

Commitments and contingencies	–	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 479,844,900 shares issued and outstanding	479,845	–	479,845
Additional paid-in capital	36,559,437	–	36,559,437
Accumulated other comprehensive income	2,094,690	(2,094,690)	–
Accumulated deficit	(27,708,160)	2,094,690	(25,613,470)
Total stockholders' equity	11,425,812	–	11,425,812

Total liabilities, redeemable non-controlling interest and stockholders' equity	$14,317,091	$–	$14,317,091

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2019

(Unaudited)

	As Originally
	Reported	Adjusted	As Restated

Management fee income	$153,279	$–	$153,279
Total revenues	153,279	–	153,279

Operating expenses:
General and administrative expenses
Salaries and benefits	279,621	–	279,621
Stock-based compensation and deferred compensation	2,836,920	–	2,836,920
Professional services	40,287	–	40,287
Other general and administrative expenses	69,157	–	69,157
Total general and administrative expenses	3,225,985	–	3,225,985
Depreciation and amortization	131	–	131
Total operating expenses	3,226,116	–	3,226,116

Net operating loss	(3,072,837)	–	(3,072,837)

Other income (expense):
Gain on deconsolidation of subsidiary	20,448,687	–	20,448,687
Gain on investment in Allied Esports Entertainment, Inc.	–	2,094,690	2,094,690
Total other income (expense)	20,448,687	2,094,690	22,543,377

Net profit before provision for income taxes	17,375,850	2,094,690	19,470,540
Provision for income taxes	–	–	–
Net profit from continuing operations, net of tax	17,375,850	2,094,690	19,470,540
Net profit (loss) from discontinued operations	(8,152,165)	–	(8,152,165)
Net profit before non-controlling interest	9,223,685	2,094,690	11,318,375
Less net profit attributable to redeemable non-controlling interest	(142,919)	–	(142,919)
Net income attributable to Black Ridge Oil & Gas, Inc.	$9,080,766	$2,094,690	$11,175,456

Other comprehensive income:
Unrealized gain on investments	$2,094,690	$(2,094,690)	$–

Net other comprehensive income (loss) attributed to Black Ridge Oil & Gas, Inc.	$11,175,456	$(11,175,456)	$–

Weighted average common shares outstanding - basic	479,844,900		479,844,900
Weighted average common shares outstanding - fully diluted	480,089,919		480,089,919

Net income per common share - basic	$0.02	$–	$0.02
Net income per common share - fully diluted	$0.02	$–	$0.02

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2019

(Unaudited)

	As Originally
	Reported	Adjusted	As Restated

Management fee income	$153,279	$–	$153,279
Total revenues	153,279	–	153,279

Operating expenses:
General and administrative expenses
Salaries and benefits	910,191	–	910,191
Stock-based compensation and deferred compensation	2,892,738	–	2,892,738
Professional services	79,978	–	79,978
Other general and administrative expenses	185,035	–	185,035
Total general and administrative expenses	4,067,942	–	4,067,942
Depreciation and amortization	754	–	754
Total operating expenses	4,068,696	–	4,068,696

Net operating loss	(3,915,417)	–	(3,915,417)

Other income (expense):
Gain on deconsolidation of subsidiary	20,448,687	–	20,448,687
Other income	51	–	51
Gain on investment in Allied Esports Entertainment, Inc.	–	2,094,690	2,094,690
Total other income (expense)	20,448,738	2,094,690	22,543,428

Net profit before provision for income taxes	16,533,321	2,094,690	18,628,011
Provision for income taxes	–	–	–
Net profit from continuing operations, net of tax	16,533,321	2,094,690	18,628,011
Net profit (loss) from discontinued operations	(7,421,050)	–	(7,421,050)
Net profit before non-controlling interest	9,112,271	2,094,690	11,206,961
Less net profit attributable to redeemable non-controlling interest	(1,332,529)	–	(1,332,529)
Net income attributable to Black Ridge Oil & Gas, Inc.	$7,779,742	$2,094,690	$9,874,432

Other comprehensive income:
Unrealized gain on investments	$2,094,690	$(2,094,690)	$–

Net other comprehensive income (loss) attributed to Black Ridge Oil & Gas, Inc.	$9,874,432	$(9,874,432)	$–

Weighted average common shares outstanding - basic	479,844,900		479,844,900
Weighted average common shares outstanding - fully diluted	480,118,829		480,118,829

Net income per common share - basic	$0.02	$–	$0.02
Net income per common share - fully diluted	$0.02	$–	$0.02

See accompanying notes to consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019

(Unaudited)

	As Originally
	Reported	Adjusted	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Black Ridge Oil & Gas, Inc.	$7,779,742	$2,094,690	$9,874,432
Net loss from discontinued operations	7,421,050	–	7,421,050
Net income attributable to redeemable non-controlling interest	1,332,529	–	1,332,529
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc.
to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(26,322,687)	–	(26,322,687)
Merger incentive expense	5,874,000	–	5,874,000
Depreciation and amortization	754	–	754
Gain on investment in Allied Esports Entertainment, Inc.	–	(2,094,690)	(2,094,690)
Amortization of stock options	83,705	–	83,705
Deferred compensation	2,809,033	–	2,809,033
Decrease (increase) in current assets:
Accounts receivable	13	–	13
Accounts receivable, related party	(181,211)	–	(181,211)
Prepaid expenses	17,863	–	17,863
Increase (decrease) in current liabilities:
Accounts payable	16,481	–	16,481
Accrued expenses	28,136	–	28,136
Net cash provided by (used in) operating activities of continuing operations	(1,140,592)	–	(1,140,592)
Net cash used in operating activities of discontinued operations	(8,618,568)	–	(8,618,568)
Net cash provided by (used in) operating activities	(9,759,160)	–	(9,759,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–	(9,991,684)
Purchase of property and equipment	(809)	–	(809)
Net cash used in investing activities of continuing operations	(9,992,493)	–	(9,992,493)
Net cash provided by investing activities of discontinued operations	16,880,792	–	16,880,792
Net cash provided by investing activities	6,888,299	–	6,888,299

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operations	–	–	–
Net cash provided by financing activities from discontinued operations	1,431,974	–	1,431,974
Net cash provided by financing activities from continuing operations	1,431,974	–	1,431,974

NET CHANGE IN CASH	(1,438,887)	–	(1,438,887)
CASH AT BEGINNING OF PERIOD	1,503,500	–	1,503,500
CASH AT END OF PERIOD	$64,613	$–	$64,613

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–	$–
Income taxes paid	$751,630	$–	$751,630

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on investment in AESE	$2,094,690	$(2,094,690)	$–
Recognition of subsidiary equity upon deconsolidation	$8,498,212	$–	$8,498,212
BRAC Redemptions of redeemable preferred stock from trust account	$126,205,985	$–	$126,205,985
BRAC redeemable preferred stock transferred to equity	$15,865,798	$–	$15,865,798
BRAC stock issued in merger	$51,632,255	$–	$51,632,255
BRAC stock issued to settle intercompany debt	$19,300,000	$–	$19,300,000
BRAC loan and accrued interest assumed to settle intercompany debt	$10,992,877	$–	$10,992,877
BRAC stock issued to settle liabilities	$5,917,500	$–	$5,917,500

See accompanying notes to consolidated financial statements.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$153,279	$–	$153,279
Total revenues:	153,279	–	153,279

Operating expenses:
General and administrative expenses:
Salaries and benefits	279,621	285,839	(6,218)
Stock and deferred compensation	2,836,920	77,901	2,759,019
Professional services	40,287	39,348	939
Other general and administrative expenses	69,157	58,289	10,868
Total general and administrative expenses	3,225,985	461,377	2,764,608
Depreciation and amortization	131	2,535	(2,404)
Total operating expenses	3,226,116	463,912	2,762,204

Net operating loss	(3,072,837)	(463,912)	(2,608,925)

Other income (expense)
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687
Merger incentive expense	(5,874,000)	–	(5,874,000)
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	–	200	(200)
Gain on investment in Allied Esports Entertainment, Inc.	2,094,690	–	2,094,690
Total other income (expense)	22,543,377	2,137,700	(20,405,677)

Net profit from continuing operations before provision for income taxes	19,470,540	1,673,788	17,796,752

Provision for income taxes	–	–	–

Net profit from continuing operations, net of tax	19,470,540	1,673,788	17,796,752
Net profit (loss) from discontinued operations	(8,152,165)	442,487	(8,594,652)
Net profit before non-controlling interest	11,318,375	2,116,275	9,202,100
Less: Net income attributable to redeemable non-controlling interest	(142,919)	(513,240)	(370,321)

Net income attributable to Black Ridge Oil & Gas, Inc.	$11,175,456	$1,603,035	$9,572,421

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

Other income (expense)

In the three months ended September 30, 2019, other income was $22,543,377 consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger, and a gain of $2,094,690 on the investment in Allied Esports Entertainment, Inc. pursuant to the change in fair market value the AESE shares.

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

Results of Operations for the Nine Months Ended September 30, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)

Management fee income	$153,279	$–	$153,279
Total revenues:	153,279	–	153,279

Operating expenses:
General and administrative expenses:
Salaries and benefits	910,191	914,166	(3,975)
Stock compensation	2,892,738	244,664	2,648,074
Professional services	79,978	80,001	(23)
Other general and administrative expenses	185,035	194,530	(9,495)
Total general and administrative expenses	4,067,942	1,433,361	2,634,581
Depreciation and amortization	754	7,650	(6,896)
Total operating expenses	4,068,696	1,441,011	2,627,685

Net operating loss	(3,915,417)	(1,441,011)	(2,474,406)

Other income (expense)
Gain on deconsolidation of subsidiary	26,322,687	–	26,322,687
Merger incentive expense	(5,874,000)	–	(5,874,000)
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	51	940	(889)
Gain on investment in Allied Esports Entertainment, Inc.	2,094,690	–	2,094,690
Total other income (expense)	22,543,428	2,138,440	20,404,988

Net profit from continuing operations before provision for income taxes	18,628,011	697,429	17,930,582

Provision for income taxes	–	–	–

Net profit from continuing operations, net of tax	18,628,011	697,429	17,930,582
Net profit (loss) from discontinued operations	(7,421,050)	1,078,489	(8,499,539)
Net profit before non-controlling interest	11,206,961	1,775,918	9,431,043
Less: Net income attributable to redeemable non-controlling interest	(1,332,529)	(1,337,487)	4,958

Net income attributable to Black Ridge Oil & Gas, Inc.	$9,874,432	$438,431	$9,436,001

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

Other income (expense)

In the nine months ended September 30, 2019, other income was $22,543,428, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger, and a gain of $2,094,690 on the investment in Allied Esports Entertainment, Inc. pursuant to the change in fair market value the AESE shares.

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

The following table summarizes our cash flows during the nine month periods ended September 30, 2019 and 2018, respectively.

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(9,759,160)	$473,366
Net cash provided by investing activities	6,888,299	187,773
Net cash provided by financing activities	1,431,974	450

Net change in cash and cash equivalents	$(1,438,887)	$661,589

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

ITEM 4. CONTROLS AND PROCEDURES.

We are restating our previously reported financial information as of September 30, 2019 to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. in accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10), as disclosed in Note 17 of this report. Specifically, unrealized losses that were originally separately presented as other comprehensive income should have been included in our net loss.

We evaluated our investment in AESE shares of common stock by determining the fair market value of the shares, using the closing traded price as traded on the Nasdaq stock exchange. The fair market value was then measured against the carrying value, as reported for the prior period, resulting in a gain or loss, which had previously been recognized in other comprehensive income, as unrealized. The adoption of ASU 2016-01, changed the presentation of the gain or loss on equity securities from other comprehensive income to ordinary income, as presented in this Form 10-Q/A. Following our conclusion to restate our financial statements, we initiated a comprehensive review of all our determinations and documentation related to accounting for our investment in Allied Esports Entertainment, Inc., as well as related processes and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including The Company’s Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

We did not have effective controls to provide reasonable assurance as to the appropriate selection and implementation of accounting methods with respect to presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. We lacked adequate technical expertise to ensure the proper application, at inception and on an ongoing basis, of the criteria for reporting investments in equity securities pursuant to ASU 2016-01. This material weakness resulted in our restatement of the consolidated financial statements for the year ended December 31, 2019, and for the interim period ending September 30, 2019.

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-Q/A, management will implement the following changes:

·	Improve training, education and understanding of requirements for all relevant personnel.

·	Quarterly consultation with a third-party independent expert.

·	Enhanced reviews whenever there is a change in accounting or significant operational activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Promissory Note dated July 9, 2019, issued by Black Ridge Acquisition Corp. to Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil and Gas, Inc. on November 14, 2019)
10.2	Consulting Service Agreement dated August 19, 2019, between Allied Esports Entertainment, Inc. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil and Gas, Inc. on November 14, 2019)
10.3	Amended One to Consulting Service Agreement dated September 23, 2019, between Allied Esports Entertainment, Inc. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil and Gas, Inc. on November 14, 2019)
10.4	Employment Agreement dated September 24, 2019, by and among Ken DeCubellis and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil and Gas, Inc. on November 14, 2019)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 15, 2020	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2020	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Interim Chief Financial Officer (Principal Financial Officer)

