Form 10-K/A
period 2019-12-31
Black Ridge Oil & Gas, Inc.
filed 2020-05-15
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1)

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

EXPLANATORY NOTE

On March 25, 2020, Black Ridge Oil & Gas, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. In accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10), unrealized losses that were originally separately presented as other comprehensive income have now been presented within our net loss, as disclosed in Note 17 of this report. A new audit report with the correction is filed hereto.

We have also filed an amended Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 to reflect the restatements.

A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company and the actions taken by management are set forth in Item 9A. Controls and Procedures.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in the Company’s Annual Report on Form 10-K/A contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

ITEM 1A. RISK FACTORS

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As disclosed in this report, management evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2019 and based on the results of this evaluation, concluded that our internal control over financial reporting was not effective as of December 31, 2019. In particular, we did not have effective controls to provide reasonable assurance as to the appropriate selection and implementation of accounting methods with respect to presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. We lacked adequate technical expertise to ensure the proper application, at inception and on an ongoing basis, of the criteria for reporting investments in equity securities pursuant to ASU 2016-01. This material weakness resulted in our restatement of the consolidated financial statements for the year ended December 31, 2019, and for the interim period in ending September 30, 2019.

We have taken measures and plan to continue to take measures to remedy this material weakness including improving the training, education and understanding of requirements for all relevant personnel, consulting with a third-party independent expert and enhancing reviews of changes in accounting or significant operational activities. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K/A contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern.

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

Effective February 21, 2020, our common stock underwent a 1-for-300 reverse split, which is retrospectively reflected throughout this Form 10-K/A.

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

The report of the Company’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K/A contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

Results of Operations for the Years Ended December 31, 2019 and 2018.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,		Increase/
	2019	2018	Decrease

Management fee income	$466,595	$–	$466,595

Operating expenses:
General and administrative:
Salaries and benefits	1,172,745	1,199,729	(26,984)
Stock-based and deferred compensation	1,496,986	310,731	1,186,255
Professional services	132,505	105,796	26,709
Other general and administrative	259,968	250,088	9,880
Total general and administrative	3,062,204	1,866,344	1,195,860
Depreciation and amortization	872	9,472	(8,600)
Total operating expenses:	3,063,076	1,875,816	1,187,260

Net operating loss	(2,596,481)	(1,875,816)	720,665

Other income:
Gain on deconsolidation of subsidiary	20,448,687	–	20,448,687
Settlement income	–	2,250,000	(2,250,000)
Settlement expense	–	(112,500)	112,500
Other income	51	1,996	(1,945)
Loss on investment in Allied Esports Entertainment, Inc.	(4,968,175)	–	4,968,175
Total other income	15,480,563	2,139,496	13,341,067

Net income before provision for income taxes	12,884,082	263,680	12,620,402

Provision for income taxes	–	–	–
Net income from continuing operations, net of tax	12,884,082	263,680	12,620,402
Net income (loss) from discontinued operations	(7,421,050)	1,261,200	(8,682,250)
Net income before non-controlling interest	5,463,032	1,524,880	3,938,152
Less: Net income attributable to redeemable non-controlling interest	(1,332,529)	(1,868,894)	(536,365)

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$4,130,503	$(344,014)	$4,474,517

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

Other Income (Expense)

In the year ended December 31, 2019, other income was $15,480,563, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger, as partially offset by a net loss on investments in Allied Esports Entertainment, Inc. of $4,968,175.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Black Ridge Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Ridge Oil & Gas, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2019 Financial Statements

As discussed in Note 17 to the consolidated financial statements, the accompanying 2019 financial statements have been restated to correct a misstatement.

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

Houston, TX

March 25, 2020 (Except for Note 17 for which the date is May 15, 2020)

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS	(Restated)

Current assets:
Cash and cash equivalents	$108,756	$1,503,500
Accounts receivable	–	13
Receivable from Allied Esports Entertainment, Inc.	505	–
Prepaid expenses	47,151	42,685
Current assets from discontinued operations	–	11,250
Total current assets	156,412	1,557,448

Property and equipment:
Property and equipment	134,202	128,156
Less accumulated depreciation	(127,803)	(126,931)
Total property and equipment, net	6,399	1,225

Investment in Allied Esports Entertainment, Inc.	6,982,300	–
Non-current assets from discontinued operations	–	141,307,307

Total assets	$7,145,111	$142,865,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,727	$31,938
Accrued expenses	14,220	5,691
Deferred compensation	1,396,460	–
Current liabilities of discontinued operations	–	621,722
Total current liabilities	1,446,407	659,351

Long term liabilities	–	–

Total liabilities	1,446,407	659,351

Commitments and contingencies	–	–

Redeemable non-controlling interest	–	140,738,954

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,484 shares issued and outstanding	1,600	1,600
Additional paid-in capital	37,054,503	36,953,977
Accumulated deficit	(31,357,399)	(35,487,902)
Total stockholders' equity	5,698,704	1,467,675

Total liabilities, redeemable non-controlling interest and stockholders' equity	$7,145,111	$142,865,980

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2019	2018
	(Restated)
Management fee income	$466,595	$–
Total revenues	466,595	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,172,745	1,199,729
Stock-based compensation	100,526	310,731
Deferred compensation	1,396,460	–
Professional services	132,505	105,796
Other general and administrative expenses	259,968	250,088
Total general and administrative expenses	3,062,204	1,866,344
Depreciation and amortization	872	9,472
Total operating expenses	3,063,076	1,875,816

Net operating loss	(2,596,481)	(1,875,816)

Other income (expense):
Gain on deconsolidation of subsidiary	20,448,687	–
Settlement income	–	2,250,000
Settlement expense	–	(112,500)
Other income	51	1,996
Loss on investment in Allied Esports Entertainment, Inc.	(4,968,175)	–
Total other income	15,480,563	2,139,496

Net income before provision for income taxes	12,884,082	263,680
Provision for income taxes	–	–
Net income from continuing operations, net of tax	12,884,082	263,680
Net income (loss) from discontinued operations	(7,421,050)	1,261,200
Net income before non-controlling interest	5,463,032	1,524,880
Less net income attributable to redeemable non-controlling interest	(1,332,529)	(1,868,894)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$4,130,503	$(344,014)

Weighted average common shares outstanding - basic	1,600,484	1,600,484
Weighted average common shares outstanding - fully diluted	1,601,346	1,600,484

Net income per common share - basic	$2.58	$(0.21)
Net income per common share - fully diluted	$2.58	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	–	$–	1,600,334	$1,600	$36,642,796	$(35,143,888)	$1,500,508

Common stock options granted for services to employees and directors	–	–	–	–	310,731	–	310,731

Exercise of stock warrants	–	–	150	–	450	–	450

Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	–	(344,014)	(344,014)

Balance, December 31, 2018	–	$–	1,600,484	$1,600	$36,953,977	$(35,487,902)	$1,467,675

Common stock options granted for services to employees and directors	–	–	–	–	100,526	–	100,526

Non-controlling interest disposed in deconsolidation	–	–	–	–	–	–	–

Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	–	–	4,130,503	4,130,503

Balance, December 31, 2019 (Restated)	–	$–	1,600,484	$1,600	$37,054,503	$(31,357,399)	$5,698,704

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$4,130,503	$(344,014)
Net (income) loss from discontinued operations	7,421,050	(1,261,200)
Net income attributable to redeemable non-controlling interest	1,332,529	1,868,894
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(20,448,687)	–
Depreciation and amortization	872	9,472
Loss on investment in Allied Esports Entertainment, Inc.	4,968,175	–
Amortization of stock options	100,526	310,731
Deferred compensation	1,396,460	–
Decrease (increase) in current assets:
Accounts receivable	13	1,598
Accounts receivable, related party	(505)	2,940
Prepaid expenses	(4,466)	(6,961)
Increase (decrease) in current liabilities:
Accounts payable	3,789	(13,856)
Accrued expenses	8,529	(4,078)
Net cash provided by (used in) operating activities of continuing operations	(1,091,212)	563,526
Net cash used in operating activities of discontinued operations	(8,618,568)	(751,462)
Net cash used in operating activities	(9,709,780)	(187,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–
Purchase of property and equipment	(6,046)	–
Net cash used in investing activities of continuing operations	(9,997,730)	–
Net cash provided by investing activities of discontinued operations	16,880,792	213,897
Net cash provided by investing activities	6,883,062	213,897

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	–	450
Net cash provided by financing activities from continuing operations	–	450
Net cash provided by financing activities from discontinued operations	1,431,974	–
Net cash provided by financing activities	1,431,974	450

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,394,744)	26,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,500	1,477,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,756	$1,503,500

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of subsidiary equity upon deconsolidation	$8,498,212	$–
Non-cash investing and financing activities in discontinued operations	$229,914,415	$–

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

(Restated)

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

(Restated)

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

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

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

As of December 31, 2019, the market value of the Company’s investment in AESE’s common stock was $6,982,300, based on the closing stock price of $2.60 per share. Thus, we recognized a loss of $4,968,175, and adjusted the compensation expense and deferred compensation expense to $1,396,460 to reflect the change in the market value of the stock committed to employees and directors. The balance in deferred compensation will be adjusted quarterly to reflect changes in the market value of the AESE common stock committed to them.

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

(Restated)

Any cash payment in lieu of fractional shares were based on the volume weighted average of the closing sales prices of the Company’s Common Stock on the OTCQB operated by OTC Markets Group Inc. (the “OTCQB”) during regular trading hours for the five consecutive trading days immediately preceding the Effective Date.

The Company was authorized to issue 500,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K/A has been retroactively adjusted to reflect the Reverse Stock Split.

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

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

(Restated)

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

Note 17 – Explanation of our Restatement

he Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report for the Annual period ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2020 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on May 15, 2020 (the “Form 8-K”). The financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 require restatement in order to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. In accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10), unrealized losses that were originally separately presented as other comprehensive income have now been amended and included in our net loss. The changes in our consolidated financial statements are summarized, below.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2019	Adjusted	2019
ASSETS

Current assets:
Cash and cash equivalents	$108,756	$–	$108,756
Receivable from Allied Esports Entertainment, Inc.	505	–	505
Prepaid expenses	47,151	–	47,151
Total current assets	156,412	–	156,412

Property and equipment:
Property and equipment	134,202	–	134,202
Less accumulated depreciation	(127,803)	–	(127,803)
Total property and equipment, net	6,399	–	6,399

Investment in Allied Esports Entertainment, Inc.	6,982,300	–	6,982,300

Total assets	$7,145,111	$–	$7,145,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,727	$–	$35,727
Accrued expenses	14,220	–	14,220
Deferred compensation	1,396,460	–	1,396,460
Total current liabilities	1,446,407	–	1,446,407

Long term liabilities	–	–	–

Total liabilities	1,446,407	–	1,446,407

Commitments and contingencies	–	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,484 shares issued and outstanding	1,600	–	1,600
Additional paid-in capital	37,054,503	–	37,054,503
Accumulated other comprehensive income	(4,968,175)	4,968,175	–
Accumulated deficit	(26,389,224)	(4,968,175)	(31,357,399)
Total stockholders' equity	5,698,704	–	5,698,704

Total liabilities, redeemable non-controlling interest and stockholders' equity	$7,145,111	$–	$7,145,111

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2019

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Originally Reported	Adjusted	As Restated

Management fee income	$466,595	$–	$466,595
Total revenues	466,595	–	466,595

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,172,745	–	1,172,745
Stock-based and compensation	100,526	–	100,526
Deferred compensation	1,396,460	–	1,396,460
Professional services	132,505	–	132,505
Other general and administrative expenses	259,968	–	259,968
Total general and administrative expenses	3,062,204	–	3,062,204
Depreciation and amortization	872	–	872
Total operating expenses	3,063,076	–	3,063,076

Net operating loss	(2,596,481)	–	(2,596,481)

Other income (expense):
Gain on deconsolidation of subsidiary	20,448,687	–	20,448,687
Other income	51	–	51
Loss on investment in Allied Esports Entertainment, Inc.	–	(4,968,175)	(4,968,175)
Total other income	20,448,738	(4,968,175)	15,480,563

Net income before provision for income taxes	17,852,257	(4,968,175)	12,884,082
Provision for income taxes	–	–	–
Net income from continuing operations, net of tax	17,852,257	(4,968,175)	12,884,082
Net income (loss) from discontinued operations	(7,421,050)	–	(7,421,050)
Net income before non-controlling interest	10,431,207	(4,968,175)	5,463,032
Less net income attributable to redeemable non-controlling interest	(1,332,529)	–	(1,332,529)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$9,098,678	$(4,968,175)	$4,130,503

Other comprehensive income:
Unrealized loss on investments	$(4,968,175)	$4,968,175	$–

Net other comprehensive income (loss) attributed to Black Ridge Oil & Gas, Inc.	$4,130,503	$4,130,503	$–

Weighted average common shares outstanding - basic	1,600,484	–	1,600,484
Weighted average common shares outstanding - fully diluted	1,601,346	–	1,601,346

Net income per common share - basic	$5.68	$(3.10)	$2.58
Net income per common share - fully diluted	$5.68	$(3.10)	$2.58

The accompanying notes are an integral part of these consolidated financial statements.

BLACK RIDGE OIL & GAS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2019

(Restated)

BLACK RIDGE OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Originally Reported	Adjusted	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Black Ridge Oil & Gas, Inc.	$9,098,678	$(4,968,175)	$4,130,503
Net loss from discontinued operations	7,421,050	–	7,421,050
Net income attributable to redeemable non-controlling interest	1,332,529	–	1,332,529
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc.
to net cash provided by (used in) operating activities:
Gain on deconsolidation of subsidiary	(20,448,687)	–	(20,448,687)
Depreciation and amortization	872	–	872
Loss on investment in Allied Esports Entertainment, Inc.	–	4,968,175	4,968,175
Amortization of stock options	100,526	–	100,526
Deferred compensation	1,396,460	–	1,396,460
Decrease (increase) in current assets:
Accounts receivable	13	–	13
Accounts receivable, related party	(505)	–	(505)
Prepaid expenses	(4,466)	–	(4,466)
Increase (decrease) in current liabilities:
Accounts payable	3,789	–	3,789
Accrued expenses	8,529	–	8,529
Net cash provided by (used in) operating activities of continuing operations	(1,091,212)	–	(1,091,212)
Net cash used in operating activities of discontinued operations	(8,618,568)	–	(8,618,568)
Net cash used in operating activities	(9,709,780)	–	(9,709,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	(9,991,684)	–	(9,991,684)
Purchase of property and equipment	(6,046)	–	(6,046)
Net cash used in investing activities of continuing operations	(9,997,730)	–	(9,997,730)
Net cash provided by investing activities of discontinued operations	16,880,792	–	16,880,792
Net cash provided by investing activities	6,883,062	–	6,883,062

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	–	–	–
Net cash provided by financing activities from continuing operations	–	–	–
Net cash provided by financing activities from discontinued operations	1,431,974	–	1,431,974
Net cash provided by financing activities	1,431,974	–	1,431,974

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,394,744)	–	(1,394,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,503,500	–	1,503,500
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,756	$–	$108,756

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on investment in AESE	$4,968,175	$(4,968,175)	$–
Recognition of subsidiary equity upon deconsolidation	$8,498,212	$–	$8,498,212
Non-cash investing and financing activities in discontinued operations	$229,914,415	$–	$229,914,415

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

BACKGROUND RELATIVE TO RESTATEMENT

We are restating our previously reported financial information as of December 31, 2019 to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. in accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10), as disclosed in Note 17 of this report. Specifically, unrealized losses that were originally separately presented as other comprehensive income should have been included in our net loss.

We evaluated our investment in AESE shares of common stock by determining the fair market value of the shares, using the closing traded price as traded on the Nasdaq stock exchange. The fair market value was then measured against the carrying value, as reported for the prior period, resulting in a gain or loss, which had previously been recognized in other comprehensive income, as unrealized. The adoption of ASU 2016-01, changed the presentation of the gain or loss on equity securities from other comprehensive income to ordinary income, as presented in this restated Form 10-K. Following our conclusion to restate our financial statements, we initiated a comprehensive review of all our determinations and documentation related to accounting for our investment in Allied Esports Entertainment, Inc., as well as related processes and procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, with the oversight of the Audit Committee, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, have concluded, as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, of the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on the results of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

The Company’s independent auditor, M&K CPAS, PLLC (“M&K”), a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2019.

REMEDIATION OF MATERIAL WEAKNESS

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-K/A, management will implement the following changes:

•	Improve training, education and understanding of requirements for all relevant personnel.
•	Quarterly consultation with a third-party independent expert.
•	Enhanced reviews whenever there is a change in accounting or significant operational activities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter of 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Bradley Berman, Chairman of Board and Director(2)	197,611	12.3%
Ken DeCubellis, Chief Executive Officer(3)	159,371	9.9%
Michael Eisele, Chief Operating Officer(4)	4,766	*
Joseph Lahti, Director(6)	24,968	1.6%
Benjamin Oehler, Director(7)	29,649	1.8%
Lyle Berman, Director(8)	219,001	13.7%
All Directors and Executive Officers as a Group (7 persons)	635,366	39.7%
Neil Sell(9) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	167,077	10.4%
Sheldon Fleck(10) 1400 International Centre 900 Second Ave. South Minneapolis, MN 55402	154,617	9.7%
Gary Raimist(11) 10932 Snow Cloud Court Las Vegas, NV 89135	123,910	7.7%
Perkins Capital Management, Inc.(12) 730 Lake Street E. Wayzata, MN 55391	100,070	6.3%
Ernest W. Moody Revocable Trust 175 East Reno Avenue, Suite C6 Las Vegas, NV 89119	83,333	5.2%
Morris and Arlene Goldfarb 21 Fairway Drive Mamaroneck, NY 10543	80,152	5.0%

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 for filing with the SEC.

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

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 6, 2018)

4.8	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on January 10, 2020)

4.9	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 26, 2020)

4.10	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 26, 2020)

4.11	Description of Securities (incorporated by reference to Exhibit 4.11 of the Form 10-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on March 25, 2020)

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
Kenneth DeCubellis, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of BLACK RIDGE OIL & GAS, Inc., whose signature appears below hereby constitutes and appoints Kenneth DeCubellis, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K/A or the year ended December 31, 2019 (the “Annual Report”) of Black Ridge Oil & Gas, Inc. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Kenneth DeCubellis	Dated: May 15, 2020
Kenneth DeCubellis, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Bradley Berman	Dated: May 15, 2020
Bradley Berman, Director

By:	/s/ Lyle Berman	Dated: May 15, 2020
Lyle Berman, Director

By:	/s/ Joseph Lahti	Dated: May 15, 2020
Joseph Lahti, Director

By:	/s/ Benjamin Oehler	Dated: May 15, 2020
Benjamin Oehler, Director

