Form 10-Q
period 2020-03-31
Black Ridge Oil & Gas, Inc.
filed 2020-05-15
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2020

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

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer	[___]	Smaller reporting company	[_X_]
Emerging growth company	[___]

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

The number of shares of registrant’s common stock outstanding as of May 12, 2020 was 1,600,424.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$52,097	$108,756
Receivable from Allied Esports Entertainment, Inc.	–	505
Prepaid expenses	38,604	47,151
Total current assets	90,701	156,412

Property and equipment:
Property and equipment	134,202	134,202
Less accumulated depreciation	(128,074)	(127,803)
Total property and equipment, net	6,128	6,399

Investment in Allied Esports Entertainment, Inc.	4,216,235	6,982,300

Total assets	$4,313,064	$7,145,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$81,368	$35,727
Accrued expenses	35,040	14,220
Deferred compensation	843,247	1,396,460
Notes payable, net of $251,205 of debt discounts at March 31, 2020	13,795	–
Total current liabilities	973,450	1,446,407

Long term liabilities	–	–

Total liabilities	973,450	1,446,407

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,424 shares issued and outstanding	1,600	1,600
Additional paid-in capital	37,340,992	37,054,503
Accumulated deficit	(34,002,978)	(31,357,399)
Total stockholders' equity	3,339,614	5,698,704

Total liabilities and stockholders' equity	$4,313,064	$7,145,111

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019

Management fee income	$–	$30,000
Total revenues	–	30,000

Operating expenses:
General and administrative expenses:
Salaries and benefits	219,724	318,110
Stock-based compensation	21,489	27,931
Professional services	84,984	27,708
Other general and administrative expenses	91,150	56,558
Total general and administrative expenses	417,347	430,307
Depreciation and amortization	271	443
Total operating expenses	417,618	430,750

Net operating loss	(417,618)	(400,750)

Other income (expense):
Interest expense, including $13,795 of warrants issued as a debt discount	(15,109)	–
Other income	–	51
Loss on investments	(2,212,852)	–
Total other income (expense)	(2,227,961)	51

Net loss before provision for income taxes	(2,645,579)	(400,699)
Provision for income taxes	–	–
Net income from continuing operations, net of tax	(2,645,579)	(400,699)
Net income from discontinued operations	–	332,411
Net loss before non-controlling interest	(2,645,579)	(68,288)
Less net loss attributable to redeemable non-controlling interest	–	(602,049)
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(2,645,579)	$(670,337)

Weighted average common shares outstanding - basic	1,600,424	1,600,424
Weighted average common shares outstanding - fully diluted	1,600,424	1,600,424

Net income per common share - basic	$(1.65)	$(0.42)
Net income per common share - fully diluted	$(1.65)	$(0.42)

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,600,424	$1,600	$36,953,977	$(35,487,902)	$1,467,675
Common stock options granted for services to employees and directors	–	–	27,931	–	27,931
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(670,337)	(670,337)
Balance, March 31, 2019	1,600,424	$1,600	$36,981,908	$(36,158,239)	$825,269

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	1,600,424	$1,600	$37,054,503	$(31,357,399)	$5,698,704
Common stock options granted for services to employees and directors	–	–	21,489	–	21,489
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	265,000	–	265,000
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(2,645,579)	(2,645,579)
Balance, March 31, 2020	1,600,424	$1,600	$37,340,992	$(34,002,978)	$3,339,614

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(2,645,579)	$(670,337)
Net income from discontinued operations	–	(332,411)
Net loss attributable to redeemable non-controlling interest	–	602,049
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash used in operating activities:
Depreciation and amortization	271	443
Loss on investment in Allied Esports Entertainment, Inc.	2,212,852	–
Amortization of stock options	21,489	27,931
Amortization of stock warrants issued as a debt discount	13,795	–
Decrease (increase) in current assets:
Accounts receivable	–	(64)
Accounts receivable, related party	505	–
Prepaid expenses	8,547	2,284
Increase (decrease) in current liabilities:
Accounts payable	45,641	(39)
Accrued expenses	20,820	18,680
Net cash used in operating activities of continuing operations	(321,659)	(351,464)
Net cash used in operating activities of discontinued operations	–	(390,335)
Net cash used in operating activities	(321,659)	(741,799)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(809)
Net cash used in investing activities of continuing operations	–	(809)
Net cash provided by investing activities of discontinued operations	–	95,633
Net cash provided by investing activities	–	94,824

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	387,100	–
Repayments on notes payable	(122,100)	–
Net cash provided by financing activities from continuing operations	265,000	–
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	265,000	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,659)	(646,975)
CASH AT BEGINNING OF PERIOD	108,756	1,503,500
CASH AT END OF PERIOD	$52,097	$856,525

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$265,000	$–

See accompanying notes to unaudited condensed financial statements.

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

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC, a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region. Following the IPO and over-allotment, BROG owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement.

On December 19, 2018, BRAC entered into a business combination agreement and the business combination closed on August 9, 2019.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K/A. The Company follows the same accounting policies in the preparation of interim reports.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Reclassifications

In the prior year, the income, expense and cash flows from Black Ridge Acquisition Corp. (“BRAC”), a wholly-owned subsidiary formed on October 10, 2017, which was consolidated as a variable interest entity through August 9, 2019, the date that BRAC completed a business combination with Allied Esports Entertainment, Inc. (“AESE”), were consolidated and have been retrospectively classified as discontinued operations.

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

Environmental Liabilities

The Company was formerly a direct owner of assets in the oil and gas industry. Oil and gas companies are subject, by their nature, to environmental hazard and clean-up costs. At this time, management knows of no substantial losses from environmental accidents or events which would have a material effect on the Company.

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company didn’t have any cash in excess of FDIC and SIPC insured limits at March 31, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. Depreciation expense was $271 and $443 for the three months ended March 31, 2020 and 2019, respectively.

Revenue Recognition

The Company recognized management fee income as services were provided.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $21,489 and $27,931 consisting entirely of expenses related to common stock options issued for services of $21,489 and $27,931 for the three months ended March 31, 2020 and 2019, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $13,795 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the three months ended March 31, 2020, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the three months ended March 31, 2020.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2020, the Company had a cash balance of $52,097, and total working capital of negative $882,749. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $34,002,978, and as of March 31, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party

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

As of March 31, 2020, and following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock. As a result, 537,100 shares of AESE common stock (the “AESE Shares”) are committed to employees and directors of the Company. Employees and directors are required to remain in their positions for a one-year period, with certain exceptions, to receive the granted shares. The AESE Shares had a fair market value of $843,247 on March 31, 2020. The Company recognized the $1,396,460 of compensation expense related to the Plan during the year ended December 31, 2019. For the three months ended March 31, 2020, the Company recognized a gain of $553,213 related to the reduction in the value of the shares to be paid to employees on August 9, 2020, which was offset against the Company’s loss on the investment in AESE shares due to changes in the AESE market price between December 31, 2019 and March 31, 2020. Subsequent adjustments will be required each quarter to adjust the deferred compensation liability until the shares can be transferred to the employees.

Note 5 – Fair Value of Financial Instruments

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$52,097	$–	$–
Investment in Allied Esports Entertainment, Inc.	4,216,235	–	–
Total assets	4,268,332	–	–

Liabilities
Notes payable, net of $251,205 of debt discounts at March 31, 2020	–	(13,795)	–
Total liabilities	–	(13,795)	–
	$4,268,332	$(13,795)	$–

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$108,756	$–	$–
Investment in Allied Esports Entertainment, Inc.	6,982,300	–	–
Total assets	7,091,056	–	–

Liabilities
None	–	–	–
Total liabilities	–	–	–
	$7,091,056	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2020.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2020	2019
Prepaid insurance costs	$12,779	$21,090
Prepaid employee benefits	8,492	11,587
Prepaid office and other costs	17,333	14,474
Total prepaid expenses	$38,604	$47,151

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Property and Equipment

Property and equipment at March 31, 2020 and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
Property and equipment	$134,202	$134,202
Less: Accumulated depreciation and amortization	(128,074)	(127,803)
Total property and equipment, net	$6,128	$6,399

The Company recognized depreciation expense of $271 and $443 for the three-month periods ended March 31, 2020 and 2019, respectively.

Note 8 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of Allied Esports Entertainment Inc. (NASDAQ: AESE) common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475. As noted in Note 4 - Related Party Transactions, 20% or 537,100, of the shares are committed to be released to employees one year from the date of the merger, or on August 19, 2020. Therefore, the Company recorded a deferred compensation liability of $843,247 to recognize the commitment to employees as of March 31, 2020.

As of March 31, 2020, the market value of the Company’s investment in AESE’s common stock was $4,216,235, based on the closing stock price of $1.57 per share. Thus, we recognized a loss of $2,766,065, as offset by a gain of $553,213 pursuant to the change in the market value of the stock committed to employees and directors, resulting in a net loss of $2,212,852 as of March 31, 2020. The balance in deferred compensation is also adjusted quarterly to reflect changes in the market value of the AESE common stock commitment.

On January 2, 2020, the Company deposited 500,000 shares of its holdings of AESE pursuant to its brokerage account agreement with RBC Capital Markets, LLC. These shares were subsequently used as collateral the $700,000 promissory note, described below, pursuant to a commercial pledge and security agreement, dated March 10, 2020. On February 10, 2020, an additional 66,000 of AESE shares were deposited into this brokerage account. Under this standard brokerage agreement, the Company will be able to borrow funds secured by the value of the AESE shares pursuant to a standard margin account arrangement. The current value of the deposited AESE shares is $933,900 based on a closing price of $1.65 as of May 5, 2020.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Notes Payable

Notes payable consists of the following at March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019

On November 25, 2019, the Company entered into a credit account agreement (“Margin Account”) with RBC Capital Markets, LLC (“RBC”). The Margin Account enables the Company to borrow against the Company’s AESE shares that are held in an account with RBC. The advances received on margin bear interest at rates of between 1.00% and 2.75% over the Base Lending Rate, depending on the average outstanding debit balance. The Base Lending Rate is internally determined by RBC using Broker Call, Prime Rate as determined by commercial banks utilized by RBC CM, Fed Funds, RBC CM’s cost of funds, and other commercially recognized rates of interest. The margin loans are collateralized by the underlying AESE shares. A total of $122,100 was borrowed on the Margin Account over various dates between January 29, 2020 and March 6, 2020. The outstanding balance was repaid in full on, or about, March 12, 2020 out of the proceeds of the loan from Cadence Bank, described below.	$–	$–

On March 12, 2020, the Company entered into a business loan agreement with Cadence Bank, N.A. (“Cadence”), as lender encompassing a $700,000 Promissory Note issued to Cadence (the “Note”), a Security Agreement by the Company in favor of Cadence and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, and members of the Company’s Board of Directors (the “Guarantors”) (collectively, the “Cadence Loan”). The Note bears interest at a rate of 0.50 percentage points over the prime rate, as published in the Wall Street Journal, payable monthly, and is due on March 9, 2021. The Note may be repaid at any time without penalty. The Note is secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC. On March 26, 2020, the Company subsequently entered into a separate letter agreement with the Guarantors (the “Letter Agreement”), which provides that if the Company defaults or fails to make any payment due under the Cadence Loan and the Guarantors are required to make payment to Cadence pursuant to the Guarantees, then the Company agrees to issue additional equity interests or rights to Guarantors reflecting ninety-five percent (95%) of the outstanding equity of the Company at the time of such default to participating Guarantors who have made the payments to Cadence. All equity issuances will be subject to any third party or shareholder approvals required at the time of issuance.	265,000	–

Total notes payable	265,000	–
Less unamortized derivative discounts:	251,205	–
Notes payable	13,795	–
Less: current maturities	13,795	–
Notes payable, less current maturities	$–	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recorded total discounts of $265,000, consisting of debt discounts on warrants granted to four officers and directors for warrants issued in consideration of personal guarantees provided for debt financing incurred during the three months ended March 31, 2020. The discounts are being amortized to stock-based compensation expense over the term of the note using the straight-line method, which closely approximates the effective interest method. The Company recorded $13,795 of stock-based compensation expense pursuant to the amortization of note discounts during the three months ended March 31, 2020.

The Company recognized $15,109 of interest expense, consisting of $1,314 of interest and $13,795 of stock-based warrant expense pursuant to the amortization of the debt discount on the business loans during the three months ended March 31, 2020.

Note 10 – Changes in Stockholders’ Equity

Reverse Stock Split

On February 21, 2020, the Company effected a 1-for-300 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued. Instead, the Company issued the following to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split:

•	Stockholders owning 300 or more shares of Common Stock received (1) one share of Common Stock for every 300 shares owned and (2) cash in lieu of fractional shares upon the surrender of such stockholder’s shares;
•	Stockholders owning between 25 and 300 shares of Common Stock had their ownership of shares of Common Stock rounded up to one share; and
•	Stockholders owning fewer than 25 shares of Common Stock received cash in lieu of fractional shares upon the surrender of such stockholders’ shares and no longer own shares of Common Stock.

Any cash payment in lieu of fractional shares were based on the volume weighted average of the closing sales prices of the Company’s Common Stock on the OTCQB operated by OTC Markets Group Inc. (the “OTCQB”) during regular trading hours for the five consecutive trading days immediately preceding the Effective Date, which was $0.018 per share prior to the effects of the reverse stock split.

The Company was authorized to issue 500,000,000 shares of common stock prior to the Reverse Stock Split, which remains unaffected. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Interim Report has been retroactively adjusted to reflect the Reverse Stock Split.

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of March 31, 2020, and December 31, 2019, a total of 1,600,424 shares of common stock have been issued.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Options

The 2020 Equity Plan was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019, as provided in the definitive information statement filed with Securities and Exchange Commission on January 10, 2020 (the “DEF 14C”). The description of the 2020 Equity Plan is qualified in its entirety by the text of the 2020 Equity Plan, a copy of which was attached as Annex C to the DEF 14C.

Outstanding Options

Options to purchase an aggregate total of 274,204 shares of common stock at a weighted average strike price of $16.41, exercisable over a weighted average life of nine years were outstanding as of March 31, 2020.

Options Granted

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

No options were granted during the three months ended March 31, 2019.

The Company recognized a total of $21,489, and $27,931 of compensation expense during the three months ended March 31, 2020 and 2019, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $889,412 as of March 31, 2020.

Options Exercised

No options were exercised during the three months ended March 31, 2020 and 2019.

Options Forfeited

No options were forfeited during the three months ended March 31, 2020. A total of 125,000 options expired and were forfeited during the three months ended March 31, 2019.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,300 shares of common stock at a $3.00 strike price, exercisable until September 22, 2022 were outstanding as of March 31, 2020.

Warrants Granted

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. No warrants were granted during the three months ended March 31, 2019. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, Director	26,250
Total:	105,000

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2020 and 2019.

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

Losses incurred during the period from April 9, 2011 (inception) to March 31, 2020 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2020, net deferred tax assets were $6,770,453, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $6,770,453 was applied to the net deferred tax assets. Therefore, BROG has no tax expense for 2020 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2020.

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

Note 15 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning November 24, 2020, and is due on April 24, 2022. The PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 8-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under such PPP Note, collection of all amounts owing from the Company, filing suit and obtaining judgment against the Company.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	failure to identify acquire or invest in alternatives for the Company that generate shareholder value, including a merger, acquisition, or a business combination in connection with our Board’s evaluation of strategic options;
•	the effect of the coronavirus (“COVID-19”) pandemic on our efforts to identify, review and explore strategic alternatives and our ability to obtain funding through various financing transactions or arrangements;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to collect payments owed to us;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	inadequate capital of our clients to acquire working interests in oil and gas prospects and to participate in the drilling and production of oil and other hydrocarbons;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	unavailability of oil and gas prospects to acquire for our clients;
•	failure to acquire or grow new business ourselves
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

Going Concern Uncertainty

As of March 31, 2020, the Company had a cash balance of $52,097, and total working capital of negative $882,749. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $34,002,978, and as of March 31, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,		Increase /
	2020	2019	(Decrease)

Management fee income	$–	$30,000	$(30,000)
Total revenues:	–	30,000	(30,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	219,724	318,110	(98,386)
Stock-based compensation	21,489	27,931	(6,442)
Professional services	84,984	27,708	57,276
Other general and administrative expenses	91,150	56,558	34,592
Total general and administrative expenses	417,347	430,307	(12,960)
Depreciation and amortization	271	443	(172)
Total operating expenses	417,618	430,750	(13,132)

Net operating loss	(417,618)	(400,750)	16,868

Other income (expense)
Interest expense, including $13,795 of warrants issued as a debt discount	(15,109)	–	15,109
Other income	–	51	(51)
Loss on investment in Allied Esports Entertainment, Inc.	(2,212,852)	–	2,212,852
Total other income (expense)	(2,227,961)	51	(2,228,012)

Net loss from continuing operations, net of tax	(2,645,579)	(400,699)	2,244,880

Provision for income taxes	–	–	–

Net profit from continuing operations, net of tax	(2,645,579)	(400,699)	2,244,880
Net income from discontinued operations	–	332,411	(332,411)
Net loss before non-controlling interest	(2,645,579)	(68,288)	2,577,291
Less: Net loss attributable to redeemable non-controlling interest	–	(602,049)	(602,049)

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(2,645,579)	$(670,337)	$1,975,242

Management fee revenue

The Company didn’t earn any management fees from its management agreement with BRAC during the three months ended March 31, 2020, compared to $30,000 during the three months ended March 31, 2019. The decrease is attributable to the termination of the agreement subsequent to the merger between BRAC and AESE on August 9, 2019.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2020 were $219,724 compared to $318,110 for the three months ended March 31, 2019, a decrease of 98,386, or 31%. The decrease in salaries and benefits was primarily due to a headcount decrease and decreased health benefit costs.

Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2020 was $21,489 compared to $27,931 for the three months ended March 31, 2019, a decrease of $6,442 or 23%. Included in the expense for the three months ended March 31, 2020, was $16,685 of expense related to the 2020 Stock Incentive Plan, and $4,804 related to the 2019 Stock Incentive Plan. Amortization of stock options decreased as a significant group of options became fully amortized at the end of 2019.

Professional services

General and administrative expenses related to professional services were $84,984 for the 2020 period compared to $27,708 for the 2019 period, an increase of $57,276 or 207%. The increase was primarily due to accounting services provided by an outside consultant and legal costs associated with the reverse stock split, stock option agreements and Cadence loan agreement.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2020 was $91,150 compared to $56,558 for the three months ended March 31, 2019, an increase of $34,592, or 61%. The increase is primarily attributable to increased stock services expense related to the reverse stock split.

Depreciation

Depreciation expense for the three months ended March 31, 2020 was $271, compared to $443 for the three months ended March 31, 2019, a decrease of $172, or 39%. The decrease is attributable to certain equipment becoming fully amortized.

Other income (expense)

In the three months ended March 31, 2020, other expense was $2,227,961, consisting of $1,314 of interest expense derived from the business loans the Company received from Cadence Bank, N.A and RBC Capital Markets, LLC, and $13,795 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net loss on investments in Allied Esports Entertainment, Inc. of $2,212,852, compared to $51 of other income, consisting entirely of other income related to a refund received during the three months ended March 31, 2019.

Provision for income taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net profit (loss) from discontinued operations

Net income from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income from discontinued operations of $332,411 during the three months ended March 31, 2019, consisting primarily of $811,335 of interest income on investments in the trust account for the benefit of potential redeeming shareholders and a gain of $4,733 on investments, as offset by $223,726 of general and administrative expenses, $73,352 of professional fees and $186,579 of income taxes.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2020 and December 31, 2019, respectively.

	March 31,	December 31,
	2020	2019
Current Assets	$90,701	$156,412

Current Liabilities	$973,450	$1,446,407

Working Capital	$(882,749)	$(1,289,995)

As of March 31, 2020, we had negative working capital of $882,749. Liabilities of $843,247 related to the 2018 Management Incentive Plan are included in current liabilities as of March 31, 2020, which will be settled in common stock from the Company’s Investment in Allied Esports Entertainment, Inc., a long-term asset.

The following table summarizes our cash flows during the three-month periods ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(321,659)	$(741,799)
Net cash provided by investing activities	–	94,824
Net cash provided by financing activities	265,000	–

Net change in cash and cash equivalents	$(56,659)	$(646,975)

Net cash used in operating activities was $321,659 and $741,799 for the three months ended March 31, 2020 and 2019, respectively, a period over period decrease of $420,140. The decrease was primarily due to a decrease of $390,335 in net losses in discontinued operations of BRAC. Changes in working capital from continuing operating activities resulted in a decrease in cash of $56,659 in the three months ended March 31, 2020, as compared to a decrease in cash of $646,975 for the same period in the previous year.

Net cash provided by investing activities were $-0- and $94,824 for the three months ended March 31, 2020 and 2019, respectively. In the period ended March 31, 2019, virtually all the cash was provided from discontinued operations and was the result of transfers and withdrawals from the Trust Account.

Net cash provided by financing activities was $265,000 and $-0- for the three months ended March 31, 2020 and 2019, respectively. All of the 2020 activity was the result of net proceeds from notes payable.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2020, our balance of cash was $52,097 and we had total working capital of negative $882,749. We expect to incur significant costs related to a potential business combination which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. On March 12, 2020, the Company received a business loan from Cadence Bank, N.A. via a $700,000 Promissory Note, of which the Company drew down $265,000, a Security Agreement by the Company and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer and members of the Company’s Board of Directors (the “Guarantors”). The Note bears interest at a rate of 0.500 percentage points over the prime rate, currently 4.25% per annum, payable monthly, is due on March 9, 2021 and is secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

On May 15, 2020, we filed a Form 10-K/A for the year ended December 31, 2019 and a Form 10-Q/A for the period ended September 30, 2019 and a Form 10-Q/A for the period ended September 30, 2019 to restate our previously reported financial information to correct the presentation of unrealized losses on our investment in Allied Esports Entertainment, Inc. in accordance with Accounting Standards Update No. 2016-01 – Financial Instruments – Overall (Subtopic 825-10). Specifically, unrealized losses that were originally separately presented as other comprehensive income should have been included in our net loss.

We evaluated our investment in AESE shares of common stock by determining the fair market value of the shares, using the closing traded price as traded on the Nasdaq stock exchange. The fair market value was then measured against the carrying value, as reported for the prior period, resulting in a gain or loss, which had previously been recognized in other comprehensive income, as unrealized. The adoption of ASU 2016-01, changed the presentation of the gain or loss on equity securities from other comprehensive income to ordinary income, as presented in our restated Form 10-K and Form 10-Q filings. Following our conclusion to restate our financial statements, we initiated a comprehensive review of all our determinations and documentation related to accounting for our investment in Allied Esports Entertainment, Inc., as well as related processes and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

We did not have effective controls to provide reasonable assurance as to the appropriate selection and implementation of accounting methods with respect to presentation of unrealized gains (losses) on our investment in Allied Esports Entertainment, Inc. We lacked adequate technical expertise to ensure the proper application, at inception and on an ongoing basis, of the criteria for reporting investments in equity securities pursuant to ASU 2016-01. This material weakness resulted in our restatement of the consolidated financial statements for the year ended December 31, 2019, and for the interim period ending September 30, 2019.

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-Q, management will implement the following changes:

•	Improve training, education and understanding of requirements for all relevant personnel.

•	Quarterly consultation with a third-party independent expert.

•	Enhanced reviews whenever there is a change in accounting or significant operational activities.

Management believes that these measures, when fully implemented, will mitigate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

The outbreak of the coronavirus (“COVID-19”) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets, our operations and our efforts to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to identify, review and explore alternatives for the Company. More broadly, the outbreak could potentially lead to an economic downturn that could limit the potential opportunities available to us via merger, acquisition or business combination.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit and equity markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to obtain additional funding through various financing transactions or arrangements, including joint venturing of projects, equity or debt financing or other means.

A pandemic typically results in social distancing, travel bans and quarantines, and this may limit access to our management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

The extent and potential short and long term impact of the COVID-19 outbreak on our business will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three-month period ended March 31, 2020.

On February 21, 2020, the Company effected a 1-for-300 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued. Instead, the Company issued the following to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split:

•	Stockholders owning 300 or more shares of Common Stock received (1) one share of Common Stock for every 300 shares owned and (2) cash in lieu of fractional shares upon the surrender of such stockholder’s shares;
•	Stockholders owning between 25 and 300 shares of Common Stock had their ownership of shares of Common Stock rounded up to one share; and
•	Stockholders owning fewer than 25 shares of Common Stock received cash in lieu of fractional shares upon the surrender of such stockholders’ shares and will no longer own shares of Common Stock.

Any cash payment in lieu of fractional shares were based on the volume weighted average of the closing sales prices of the Company’s Common Stock on the OTCQB operated by OTC Markets Group Inc. (the “OTCQB”) during regular trading hours for the five consecutive trading days immediately preceding the Effective Date, which was $0.018 per share prior to the effects of the reverse stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1*	Business Loan Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc.
10.2*	Promissory Note dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc.
10.3*	Commercial Pledge and Security Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc.
10.4*	Form of Commercial Guaranty dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: May 15, 2020	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)

