Form 10-Q
period 2020-06-30
Black Ridge Oil & Gas, Inc.
filed 2020-08-11
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 10, 2020 was 1,600,424.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$651,608	$108,756
Investment in Allied Esports Entertainment, Inc. securities	5,073,353	6,982,300
Receivable from Allied Esports Entertainment, Inc.	–	505
Prepaid expenses	24,900	47,151
Total current assets	5,749,861	7,138,712

Property and equipment:
Property and equipment	134,202	134,202
Less accumulated depreciation	(128,453)	(127,803)
Total property and equipment, net	5,749	6,399

Total assets	$5,755,610	$7,145,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$93,199	$35,727
Accrued expenses	47,915	14,220
Deferred compensation	1,133,281	1,396,460
Total current liabilities	1,274,395	1,446,407

Notes payable	262,925	–

Total liabilities	1,537,320	1,446,407

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,424 shares issued and outstanding	1,600	1,600
Additional paid-in capital	37,502,886	37,054,503
Accumulated deficit	(33,286,196)	(31,357,399)
Total stockholders' equity	4,218,290	5,698,704

Total liabilities and stockholders' equity	$5,755,610	$7,145,111

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Management fee income	$–	$30,000	$–	$60,000
Total revenues	–	30,000	–	60,000

Operating expenses:
General and administrative expenses:
Salaries and benefits	233,530	312,460	453,254	630,570
Stock-based compensation	49,454	27,887	70,943	55,818
Professional services	111,872	11,983	196,856	39,691
Other general and administrative expenses	50,229	59,320	141,379	115,878
Total general and administrative expenses	445,085	411,650	862,432	841,957
Depreciation and amortization	379	180	650	623
Total operating expenses	445,464	411,830	863,082	842,580

Net operating loss	(445,464)	(381,830)	(863,082)	(782,580)

Other income (expense):
Interest expense, including $363,645 and $377,440 of warrants issued as a debt discount for the three and six months ended June 30, 2020, respectively	(367,652)	–	(382,761)	–
Other income	2	–	2	51
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	1,529,896	–	(682,956)	–
Total other income (expense)	1,162,246	–	(1,065,715)	51

Net income (loss) before provision for income taxes	716,782	(381,830)	(1,928,797)	(782,529)
Provision for income taxes	–	–	–	–
Net income (loss) from continuing operations, net of tax	716,782	(381,830)	(1,928,797)	(782,529)
Net income from discontinued operations	–	338,704	–	671,115
Net income (loss) before non-controlling interest	716,782	(43,126)	(1,928,797)	(111,414)
Less net loss attributable to redeemable non-controlling interest	–	(587,561)	–	(1,189,610)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$716,782	$(630,687)	$(1,928,797)	$(1,301,024)

Weighted average common shares outstanding - basic	1,600,424	1,600,424	1,600,424	1,600,424
Weighted average common shares outstanding - fully diluted	1,600,545	1,600,424	1,600,424	1,600,424

Net income per common share - basic	$0.45	$(0.39)	$(1.21)	$(0.81)
Net income per common share - fully diluted	$0.45	$(0.39)	$(1.21)	$(0.81)

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2019	1,600,424	$1,600	$36,981,908	$(36,093,222)	$890,286
Common stock options granted for services to employees and directors	–	–	27,887	–	27,887
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(630,687)	(630,687)
Balance, June 30, 2019	1,600,424	$1,600	$37,009,795	$(36,723,909)	$287,486

	For the Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	1,600,424	$1,600	$37,340,992	$(34,002,978)	$3,339,614
Common stock options granted for services to employees and directors	–	–	49,454	–	49,454
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	112,440	–	112,440
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	716,782	716,782
Balance, June 30, 2020	1,600,424	$1,600	$37,502,886	$(33,286,196)	$4,218,290

	For the Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,600,424	$1,600	$36,953,977	$(35,422,885)	$1,532,692
Common stock options granted for services to employees and directors	–	–	55,818	–	55,818
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(1,301,024)	(1,301,024)
Balance, June 30, 2019	1,600,424	$1,600	$37,009,795	$(36,723,909)	$287,486

	For the Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	1,600,424	$1,600	$37,054,503	$(31,357,399)	$5,698,704
Common stock options granted for services to employees and directors	–	–	70,943	–	70,943
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	377,440
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(1,928,797)	(1,928,797)
Balance, June 30, 2020	1,600,424	$1,600	$37,502,886	$(33,286,196)	$4,218,290

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,928,797)	$(1,301,024)
Net income from discontinued operations	–	(671,115)
Net loss attributable to redeemable non-controlling interest	–	1,189,610
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc. to net cash used in operating activities:
Depreciation and amortization	650	623
Loss on investment in Allied Esports Entertainment, Inc. securities, net	682,956	–
Amortization of stock options	70,943	55,818
Amortization of stock warrants issued as a debt discount	377,440	–
Decrease (increase) in current assets:
Accounts receivable	–	(160)
Accounts receivable, related party	505	–
Prepaid expenses	22,251	(3,691)
Increase (decrease) in current liabilities:
Accounts payable	57,472	(4,851)
Accrued expenses	33,695	(4,237)
Net cash used in operating activities of continuing operations	(682,885)	(739,027)
Net cash used in operating activities of discontinued operations	–	(1,388,920)
Net cash used in operating activities	(682,885)	(2,127,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(809)
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	962,812	–
Net cash provided by (used in) investing activities of continuing operations	962,812	(809)
Net cash provided by investing activities of discontinued operations	–	893,323
Net cash provided by investing activities	962,812	892,514

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	802,025	–
Repayments on notes payable	(539,100)	–
Net cash provided by financing activities from continuing operations	262,925	–
Net cash provided by financing activities from discontinued operations	–	–
Net cash provided by financing activities	262,925	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	542,852	(1,235,433)
CASH AT BEGINNING OF PERIOD	108,756	1,503,500
CASH AT END OF PERIOD	$651,608	$268,067

SUPPLEMENTAL INFORMATION:
Interest paid	$4,895	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$377,440	$–

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

The Company currently owns 2,368,532 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”), after selling 316,968 shares for a total of $962,812, and warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”). Of the remaining Sponsor Shares, 537,100 are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018.

On June 9, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), between the Company and S-FDF, LLC, a Texas limited liability company (the “Seller”), pursuant to which the Company will acquire $2.5 million in cash and certain assets and agreements related to the Seller’s freeze dried fruits and vegetables business for human consumption (the “Purchased Assets”) and enter into certain employment and registration rights agreements. The Company will not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets except for those related to agreements or arrangements specified in the Asset Purchase Agreement.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Subject to the terms of Asset Purchase Agreement, Seller will transfer the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller representing 41.18% of the Company’s issued and outstanding common stock (the “Seller Shares”). The amount of Seller Shares to be issued is subject to adjustment, as specified in the Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Sponsor Shares, are less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement (the “Final Determination Date”). The Final Determination Date will be the first anniversary of the closing of the Asset Purchase Agreement if closing occurs by January 1, 2021, and the Company has contributed $4 million to the business in the form of proceeds from either the sale of Sponsor Shares, proceeds from a financing secured by the AESE Shares, proceeds from an equity or convertible debt financing, legal fees paid in connection with the Asset Purchase Agreement or expenses incurred by the Company after August 1, 2020 (the “Company Contribution”). If the Company Contribution is less than $4 million on January 1, 2021, then the Final Determination Date will be January 1, 2021. The Company expects to close the transaction on or about October 1, 2020, subject to extension by mutual agreement of the parties.

The Asset Purchase Agreement may be terminated in the event of a material breach of the provisions of the Asset Purchase Agreement, by mutual consent of the Company and Seller, by either the Company or Seller after October 31, 2020 absent a material breach or failure to comply with the provisions of the Asset Purchase Agreement, or by either party upon payment of a $5 million termination fee.

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

Reclassifications

In the prior year, the income, expense and cash flows from Black Ridge Acquisition Corp., a wholly-owned subsidiary formed on October 10, 2017, which was consolidated as a variable interest entity through August 9, 2019, the date that BRAC completed a business combination with Allied Esports Entertainment, Inc. (“AESE”), were consolidated and have been retrospectively classified as discontinued operations. In addition, prior period investment in Allied Esports Entertainment, Inc. securities of $6,982,300 were reclassified from long term assets to current assets to conform to current period presentation.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $44,718 of cash in excess of SIPC insured limits at June 30, 2020. The Company has not experienced any losses in such accounts.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020	2019
Weighted average common shares outstanding – basic	1,600,424	1,600,424
Plus: Potentially dilutive common shares:
Common stock warrants	121	–
Weighted average common shares outstanding – diluted	1,600,545	1,600,424

For the six months ended June 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 378,871 and 36,788 as of June 30, 2020 and 2019, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. Depreciation expense was $650 and $623 for the six months ended June 30, 2020 and 2019, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognized revenue from management services through our previously consolidated Special Purpose Acquisition Company (“SPAC”), Black Ridge Acquisition Corp. until December 31, 2019.

Revenue was primarily generated from BRAC in the form of management services performed within the state of Minnesota on a fixed fee basis. Revenue from the performance of those services was recognized upon completion of the services, at which time the services were delivered to the customer, and collectability of the fee was reasonably assured. We typically required payment within thirty days of the completion of services. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $70,943 and $55,818, consisting entirely of expenses related to common stock options issued for services for the six months ended June 30, 2020 and 2019, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the six months ended June 30, 2020, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the six months ended June 30, 2020.

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

Notes to Condensed Financial Statements

(Unaudited)

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2020, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $33,286,196. As of June 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking sources of capital to fund the requirements of the Asset Purchase Agreement. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Name	Percentage of BRAC Shares Owned by the Company Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

Following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock. During the quarter ending June 30, 2020, the Company sold 316,968 shares for a total of $962,812, leaving 2,368,532 shares owned in AESE common stock. Of these 2,368,532 shares, 537,100 shares (the “AESE Plan Shares”) are committed to employees and directors of the Company. Employees and directors are required to remain in their positions for a one-year period from the AESE merger, with certain exceptions, to receive the granted shares. The AESE Plan Shares had a fair market value of $1,133,281 on June 30, 2020. The Company recognized $1,396,460 of compensation expense related to the Plan during the year ended December 31, 2019. For the six months ended June 30, 2020, the Company recognized a gain of $263,179 related to the reduction in the value of the shares to be paid to employees on August 10, 2020, which was offset against the Company’s loss on the investment in AESE shares due to changes in the AESE market price between December 31, 2019 and June 30, 2020. Subsequent adjustments will be required each quarter to adjust the deferred compensation liability until the shares can be transferred to the employees.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$651,608	$–	$–
Investment in Allied Esports Entertainment, Inc. securities	5,073,353	–	–
Total assets	5,724,961	–	–
Liabilities
Notes payable	–	(262,925)	–
Total liabilities	–	(262,925)	–
	$5,724,961	$(262,925)	$–

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$108,756	$–	$–
Investment in Allied Esports Entertainment, Inc.	6,982,300	–	–
Total assets	7,091,056	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$7,091,056	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2020.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance costs	$3,012	$21,090
Prepaid employee benefits	8,492	11,587
Prepaid office and other costs	13,396	14,474
Total prepaid expenses	$24,900	$47,151

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Property and Equipment

Property and equipment at June 30, 2020 and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
Property and equipment	$134,202	$134,202
Less: Accumulated depreciation and amortization	(128,453)	(127,803)
Total property and equipment, net	$5,749	$6,399

The Company recognized depreciation expense of $650 and $623 for the six-month periods ended June 30, 2020 and 2019, respectively.

Note 8 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of Allied Esports Entertainment Inc. (NASDAQ: AESE) common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”), of which the Company currently owns 2,368,532 shares, after selling 316,968 shares for a total of $962,812 during the second quarter of 2020, and the warrants to purchase 505,000 Sponsor Warrants. As noted in Note 4 - Related Party Transactions, 20% or 537,100, of the shares are committed to be released to employees one year from the date of the merger, or on August 10, 2020. Therefore, the Company recorded a deferred compensation liability of $1,133,281 to recognize the commitment to employees as of June 30, 2020.

As of June 30, 2020, the market value of the Company’s investment in AESE’s common stock was $4,997,603, based on the closing stock price of $2.11 per share, and the investment in AESEW was $75,750, based on the closing warrant price of $0.15 per warrant, for a total investment in AESE securities of $5,073,353, resulting in gains and losses on our investment in securities, as follows:

Net loss on investment in Allied Esports Entertainment, Inc. securities for the six months ended June 30, 2020	$(682,956)
Less: Net gains and losses recognized during 2020 on equity securities sold during the period	(138,696)
Less: Gain on deferred compensation payable in shares of AESE	(263,179)
Unrealized loss recognized during 2020 on equity securities still held at June 30, 2020	$(1,084,831)

On January 2, 2020, the Company deposited 500,000 shares of its holdings of AESE pursuant to its brokerage account agreement with RBC Capital Markets, LLC. These shares were subsequently used as collateral for the $700,000 promissory note, described below, pursuant to a commercial pledge and security agreement, dated March 10, 2020. On February 10, 2020, an additional 66,000 of AESE shares were deposited into this brokerage account. Under this standard brokerage agreement, the Company will be able to borrow funds secured by the value of the AESE shares pursuant to a standard margin account arrangement. During the second quarter of 2020, the Company sold 316,968 of these shares for total proceeds of $962,812, resulting in a gain on investment of $363,813. The value of the remaining 249,032 deposited AESE shares is $525,458 based on a closing price of $2.11 as of June 30, 2020.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Notes Payable

Notes payable consists of the following at June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$–

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note may be repaid at any time without penalty. Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.	112,925	–

On November 25, 2019, the Company entered into a credit account agreement (“Margin Account”) with RBC Capital Markets, LLC (“RBC”). The Margin Account enables the Company to borrow against the Company’s AESE shares that are held in an account with RBC. The advances received on margin bear interest at rates of between 1.00% and 2.75% over the Base Lending Rate, depending on the average outstanding debit balance. The Base Lending Rate is internally determined by RBC using Broker Call, Prime Rate as determined by commercial banks utilized by RBC CM, Fed Funds, RBC CM’s cost of funds, and other commercially recognized rates of interest. The margin loans are collateralized by the underlying AESE shares. A total of $122,100 was borrowed on the Margin Account over various dates between January 29, 2020 and March 6, 2020. The outstanding balance was repaid in full on, or about, March 12, 2020 out of the proceeds of the loan from Cadence Bank, described below.	–	–

On March 12, 2020, the Company entered into a business loan agreement with Cadence Bank, N.A. (“Cadence”), as lender encompassing a $700,000 Promissory Note issued to Cadence (the “Note”), a Security Agreement by the Company in favor of Cadence and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, and members of the Company’s Board of Directors (the “Guarantors”) (collectively, the “Cadence Loan”). The Note carried interest at a rate of 0.50 percentage points over the prime rate, as published in the Wall Street Journal, payable monthly, and was due on March 9, 2021. The Note could be repaid at any time without penalty. The Note was secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC. On March 26, 2020, the Company subsequently entered into a separate letter agreement with the Guarantors (the “Letter Agreement”), which provides that if the Company defaults or fails to make any payment due under the Cadence Loan and the Guarantors are required to make payment to Cadence pursuant to the Guarantees, then the Company agrees to issue additional equity interests or rights to Guarantors reflecting ninety-five percent (95%) of the outstanding equity of the Company at the time of such default to participating Guarantors who have made the payments to Cadence. All equity issuances will be subject to any third party or shareholder approvals required at the time of issuance. A total of $417,000 was advanced on the loan and subsequently repaid in full on June 30, 2020.	–	–

Total notes payable	262,925	–
Less unamortized derivative discounts:	–	–
Notes payable	262,925	–
Less: current maturities	–	–
Notes payable, less current maturities	$262,925	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recorded total discounts of $377,440, consisting of debt discounts on warrants granted to four officers and directors for warrants issued in consideration of personal guarantees provided for debt financing incurred during the six months ended June 30, 2020. The discounts were amortized to stock-based compensation expense over the term of the note, until repayment, using the straight-line method, which closely approximated the effective interest method. The Company recorded $377,440 of stock-based compensation expense pursuant to the amortization of note discounts during the six months ended June 30, 2020.

The Company recognized $382,761 of interest expense, consisting of $5,321 of interest and $377,440 of stock-based warrant expense pursuant to the amortization of the debt discount on the business loans during the six months ended June 30, 2020.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of June 30, 2020, and December 31, 2019, a total of 1,600,424 shares of common stock have been issued.

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

Outstanding Options

Options to purchase an aggregate total of 273,871 shares of common stock at a weighted average strike price of $16.32, exercisable over a weighted average life of nine years were outstanding as of June 30, 2020.

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

No options were granted during the six months ended June 30, 2019.

The Company recognized a total of $70,943, and $55,818 of compensation expense during the six months ended June 30, 2020 and 2019, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $839,958 as of June 30, 2020.

Options Exercised

No options were exercised during the six months ended June 30, 2020 and 2019.

Options Forfeited

A total of 333 options with a weighted average exercise price of $90, and 457 options with a weighted average exercise price of $9.83 expired and were forfeited during the six months ended June 30, 2020 and 2019, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,300 shares of common stock at a $3.00 strike price, exercisable until September 22, 2022 were outstanding as of June 30, 2020.

Warrants Granted

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. No warrants were granted during the comparative six months ended June 30, 2019. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, Director	26,250
Total:	105,000

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2020 and 2019.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Losses incurred during the period from April 9, 2011 (inception) to June 30, 2020 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2020, net deferred tax assets were $6,564,319, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $6,564,319 was applied to the net deferred tax assets. Therefore, BROG has no tax expense for 2020 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2020.

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

On July 9, 2020, the Company sold an additional 20,000 shares of AESE stock in accordance with the 10b5-1 plan, dated June 15, 2020 at an average price of $2.50 per share, resulting in total proceeds of $50,000.

On August 10, 2020, the Company sold another 113,000 shares of AESE stock in accordance with the 10b5-1 plan. The shares were sold at an average price of $2.0191 per share, resulting in total proceeds of $228,158. Of these share sales, 101,098 shares were sold on behalf of the employees out of the 2018 Management Incentive Plan (“MIP”) in order to cover payroll tax withholdings, and the remaining 11,902 shares, were sold by the Company to fund the employer’s portion of payroll taxes. The remaining 436,002 shares of the 537,100 shares previously committed under the MIP are being distributed to employees. After the distribution and recent sales, the Company still holds 1,799,530 shares of AESE common stock.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	failure to successfully complete the closing of the S-FDF LLC Asset Purchase Agreement;
•	failure to identify acquire or invest in alternatives for the Company that generate shareholder value, including a merger, acquisition, or a business combination in connection with our Board’s evaluation of strategic options;
•	the effect of the coronavirus (“COVID-19”) pandemic on our efforts to identify, review and explore strategic alternatives and our ability to obtain funding through various financing transactions or arrangements;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	low trading volume and price of our investment in AESE Shares;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to acquire or grow new business ourselves
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

Following the close of the Merger, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The result of that review is the transaction with S-FDF described below. The Company currently owns 2,368,532 Sponsor Shares, after selling 316,968 shares for a total of $962,812. Of those remaining shares, 537,100 of the Sponsor Shares are subject to distribution rights to officers and directors under the 2018 Management Incentive Plan dated March 6, 2018. Black Ridge expects to use the remaining Sponsor Shares to fulfill its obligations related to the Asset Purchase Agreement described below.

On June 9, 2020, the Company entered into an Asset Purchase Agreement, between the Company and S-FDF, LLC, a Texas limited liability company, pursuant to which the Company will acquire $2.5 million in cash and certain assets and agreements related to the Seller’s freeze dried fruits and vegetables business for human consumption and enter into certain employment and registration rights agreements. The Company will not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets except for those related to agreements or arrangements specified in the Asset Purchase Agreement.

Subject to the terms of Asset Purchase Agreement, Seller will transfer the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller representing 41.18% of the Company’s issued and outstanding common stock. The amount of Seller Shares to be issued is subject to adjustment, as specified in the Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Sponsor Shares, are less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. The Final Determination Date will be the first anniversary of the closing of the Asset Purchase Agreement if closing occurs by January 1, 2021, and the Company has contributed $4 million to the business in the form of proceeds from either the sale of Sponsor Shares, proceeds from a financing secured by the AESE Shares, proceeds from an equity or convertible debt financing, legal fees paid in connection with the Asset Purchase Agreement or expenses incurred by the Company after August 1, 2020. If the Company Contribution is less than $4 million on January 1, 2021, then the Final Determination Date will be January 1, 2021. The Company expects to close the transaction on or about October 1, 2020, subject to extension by mutual agreement of the parties.

Going Concern Uncertainty

As of June 30, 2020, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $33,286,196, and as of June 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking sources of capital to fund the requirements of the Asset Purchase Agreement including selling its shares of AESE or other sources of capital. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2020 and 2019, respectively.

	Three Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)

Management fee income	$–	$30,000	$(30,000)
Total revenues:	–	30,000	(30,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	233,530	312,460	(78,930)
Stock-based compensation	49,454	27,887	21,567
Professional services	111,872	11,983	99,889
Other general and administrative expenses	50,229	59,320	(9,091)
Total general and administrative expenses	445,085	411,650	33,435
Depreciation and amortization	379	180	199
Total operating expenses	445,464	411,830	33,634

Net operating loss	(445,464)	(381,830)	63,634

Other income (expense)
Interest expense, including $363,645 of warrants issued as a debt discount	(367,652)	–	367,652
Other income	2	–	2
Gain on investment in Allied Esports Entertainment, Inc.	1,529,896	–	1,529,896
Total other income (expense)	1,162,246	–	1,162,246

Net income (loss) from continuing operations, net of tax	716,782	(381,830)	1,098,612

Provision for income taxes	–	–	–

Net income (loss) from continuing operations, net of tax	716,782	(381,830)	1,098,612
Net income from discontinued operations	–	338,704	(338,704)
Net income (loss) before non-controlling interest	716,782	(43,126)	759,908
Less: Net loss attributable to redeemable non-controlling interest	–	(587,561)	587,561

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$716,782	$(630,687)	$1,347,469

Management fee revenue

The Company did not earn any management fees from its management agreement with BRAC during the three months ended June 30, 2020, compared to $30,000 during the three months ended June 30, 2019. The decrease is attributable to the termination of the agreement subsequent to the merger between BRAC and AESE on August 9, 2019.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2020 were $233,530, compared to $312,460 for the three months ended June 30, 2019, a decrease of 78,930, or 25%. The decrease in salaries and benefits was primarily due to a headcount decrease and decreased health benefit costs.

Stock-based compensation

Stock-based compensation expense for the three months ended June 30, 2020 was $49,454, compared to $27,887 for the three months ended June 30, 2019, an increase of $21,567, or 77%. Stock-based compensation consisted entirely of expense on stock options. Amortization of stock options increased as new options were granted toward the end of February 2020, with a five-year vesting period.

Professional services

General and administrative expenses related to professional services were $111,872 for the 2020 period, compared to $11,983 for the 2019 period, an increase of $99,889, or 834%. The increase was primarily due to professional services related to our asset purchase agreement with S-FDF, LLC.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2020 was $50,229, compared to $59,320 for the three months ended June 30, 2019, a decrease of $9,091, or 15%. The decrease is primarily attributable to decreased administrative activity as we focused on finalizing the Asset Purchase Agreement.

Depreciation

Depreciation expense for the three months ended June 30, 2020 was $379, compared to $180 for the three months ended June 30, 2019, a decrease of $199, or 111%. The decrease is attributable to certain equipment becoming fully amortized.

Other income (expense)

In the three months ended June 30, 2020, other expense was $1,162,246, consisting of $367,652 of interest expense derived from the business loans the Company received from Cadence Bank, N.A and RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, including $363,645 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net gain on investments in Allied Esports Entertainment, Inc. of $1,529,896. There was no other income (expenses) during the comparative three months ended June 30, 2019.

Provision for income taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net profit (loss) from discontinued operations

Net income from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income from discontinued operations of $338,704 during the three months ended June 30, 2019, consisting primarily of $824,289 of interest income on investments in the trust account for the benefit of potential redeeming shareholders, as offset by a loss of $6,255 on investments, $162,540 of general and administrative expenses, $116,914 of professional fees and $199,876 of income taxes.

Results of Operations for the Six Months Ended June 30, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)

Management fee income	$–	$60,000	$(60,000)
Total revenues:	–	60,000	(60,000)

Operating expenses:
General and administrative expenses:
Salaries and benefits	453,254	630,570	(177,316)
Stock-based compensation	70,943	55,818	15,125
Professional services	196,856	39,691	157,165
Other general and administrative expenses	141,379	115,878	25,501
Total general and administrative expenses	862,432	841,957	20,475
Depreciation and amortization	650	623	27
Total operating expenses	863,082	842,580	20,502

Net operating loss	(863,082)	(782,580)	80,502

Other income (expense)
Interest expense, including $377,440 of warrants issued as a debt discount	(382,761)	–	382,761
Other income	2	51	(49)
Loss on investment in Allied Esports Entertainment, Inc.	(682,956)	–	682,956
Total other income (expense)	(1,065,715)	51	(1,065,766)

Net loss from continuing operations, net of tax	(1,928,797)	(782,529)	1,146,268

Provision for income taxes	–	–	–

Net loss from continuing operations, net of tax	(1,928,797)	(782,529)	1,146,268
Net income from discontinued operations	–	671,115	(671,115)
Net loss before non-controlling interest	(1,928,797)	(111,414)	1,817,383
Less: Net loss attributable to redeemable non-controlling interest	–	(1,189,610)	1,189,610

Net loss attributable to Black Ridge Oil & Gas, Inc.	$(1,928,797)	$(1,301,024)	$627,773

Management fee revenue

The Company did not earn any management fees from its management agreement with BRAC during the six months ended June 30, 2020, compared to $60,000 during the six months ended June 30, 2019. The decrease is attributable to the termination of the agreement subsequent to the merger between BRAC and AESE on August 9, 2019.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2020 were $453,254, compared to $630,570 for the six months ended June 30, 2019, a decrease of $177,316, or 28%. The decrease in salaries and benefits was primarily due to a headcount decrease and decreased health benefit costs.

Stock-based compensation

Stock-based compensation expense for the six months ended June 30, 2020 was $70,943, compared to $55,818 for the six months ended June 30, 2019, an increase of $15,125, or 27%. Stock-based compensation consisted entirely of expense on stock options. Amortization of stock options increased as new options were granted toward the end of February 2020, with a five-year vesting period.

Professional services

General and administrative expenses related to professional services were $196,856 for the 2020 period, compared to $39,691 for the 2019 period, an increase of $157,165, or 396%. The increase was primarily due to professional services related to our asset purchase agreement with S-FDF, LLC.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2020 was $141,379, compared to $115,878 for the six months ended June 30, 2019, an increase of $25,501, or 22%. The increase is primarily attributable to increased stock services expense related to the reverse stock split.

Depreciation

Depreciation expense for the six months ended June 30, 2020 was $650, compared to $623 for the six months ended June 30, 2019, an increase of $27, or 4%. The increase is attributable to the addition of new computer equipment in 2020.

Other income (expense)

In the six months ended June 30, 2020, other expense was $1,065,715, consisting of $382,761 of interest expense derived from the business loans the Company received from Cadence Bank, N.A, RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, including $377,440 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net loss on investments in Allied Esports Entertainment, Inc. of $682,956, as offset by $2 of interest income, compared to $51 of other income, consisting entirely of other income related to a refund received during the six months ended June 30, 2019.

Provision for income taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net profit (loss) from discontinued operations

Net income from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income from discontinued operations of $671,115 during the six months ended June 30, 2019, consisting primarily of $1,635,625 of interest income on investments in the trust account for the benefit of potential redeeming shareholders, as offset by a loss of $1,522 on investments, $386,266 of general and administrative expenses, $190,267 of professional fees and $386,455 of income taxes.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2020 and December 31, 2019, respectively.

	June 30,	December 31,
	2020	2019
Current Assets	$5,749,861	$156,412

Current Liabilities	$1,274,395	$1,446,407

Working Capital	$4,475,466	$(1,289,995)

As of June 30, 2020, we had working capital of $4,475,466. Liabilities of $1,133,281 related to the 2018 Management Incentive Plan are included in current liabilities as of June 30, 2020, which will be settled in common stock from the Company’s Investment in Allied Esports Entertainment, Inc., a long-term asset.

The following table summarizes our cash flows during the six-month periods ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(682,885)	$(2,127,947)
Net cash provided by investing activities	962,812	892,514
Net cash provided by financing activities	262,925	–

Net change in cash and cash equivalents	$542,852	$(1,235,433)

Net cash used in operating activities was $682,885 and $2,127,947 for the six months ended June 30, 2020 and 2019, respectively, a period over period improvement of $1,445,062. The decrease was primarily due to a decrease of $1,388,920 in net losses in discontinued operations of BRAC. Changes in working capital from continuing operating activities resulted in a decrease in cash used in operating activities of $56,142 in the six months ended June 30, 2020, as compared to a decrease in cash used in operating activities of $455,571 for the same period in the previous year.

Net cash provided by investing activities were $962,812 and $892,514 for the six months ended June 30, 2020 and 2019, respectively. Cash provided by investing activities were comprised of proceeds of $962,812 from the sale of Allied Esports Entertainment, Inc. securities during the six months ended June 30, 2020. In the comparative period ended June 30, 2019, virtually all the cash was provided from discontinued operations and was the result of transfers and withdrawals from the Trust Account.

Net cash provided by financing activities was $262,925 and $-0- for the six months ended June 30, 2020 and 2019, respectively. All of the 2020 activity was the result of $802,025 of net proceeds from notes payable, as offset by $539,100 of repayments.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2020, our balance of cash was $651,608 and we had total working capital of $4,475,466. We expect to incur significant costs related to a potential business combination which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and the sale of its AESE shares, however, there can be no assurance the share price will be sufficient to cover our cash obligations for the next 12 months, therefore, additional financing in the form of equity or debt may be needed. The Company realized $962,812 of proceeds on the sale of 316,968 shares of AESE stock, and received proceeds of $112,925 on a PPP loan and $150,000 of proceeds on an EIDL loan to be used as working capital to alleviate economic injury caused by COVID-19 during the second quarter of 2020. Pursuant to the Asset Purchase Agreement we entered into with S-FDF, LLC on June 9, 2020, we will need to contribute $4 million to the business in the form of proceeds from either the sale of Sponsor Shares, proceeds from a financing secured by the AESE Shares, or proceeds from equity or convertible debt financing by January 1, 2020. The net fair value of the Sponsor Shares and Sponsor Warrants, less the deferred compensation under the Management Incentive Plan Award Agreement is approximately $4 million currently, however, there can be no assurance we will be able to realize these proceeds upon the sale of the securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including The Company’s Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to identify, review and explore alternatives for the Company. More broadly, the outbreak could potentially reduce the value of the AESE Shares that we own and impact the shares of the Company that we may be required to issue to Sellers under the S-FDF Asset Purchase Agreement.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit and equity markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to obtain additional funding through various financing transactions or arrangements, including equity or debt financing or other means.

A pandemic typically results in social distancing, travel bans and quarantines, and this may limit access to our management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. In addition, it could impact the ability to complete construction and commence operations of the S-FDF business following the anticipated closing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Business Loan Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.2	Promissory Note dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.3	Commercial Pledge and Security Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.4	Form of Commercial Guaranty dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.5	Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)
10.6*	Promissory Note dated April 24, 2020, between Kensington Bank and Black Ridge Oil & Gas, Inc.
10.7*	Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc.
10.8*	Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc.
10.9*	Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: August 11, 2020	By:	/s/ Kenneth DeCubellis
Kenneth DeCubellis, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)

