Form 10-Q
period 2020-09-30
Black Ridge Oil & Gas, Inc.
filed 2020-11-12
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2020

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-53952

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-2345075 (I.R.S. Employer Identification No.)

1440 N. Union Bower, Irving, TX 75061

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (214) 623-6055

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

The number of shares of registrant’s common stock outstanding as of November 10, 2020 was 2,743,759.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLACK RIDGE OIL & GAS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)

Current assets:
Cash	$417,109	$108,756
Investment in Allied Esports Entertainment, Inc. securities	2,242,207	6,982,300
Receivable from Allied Esports Entertainment, Inc.	–	505
Prepaid expenses	25,684	47,151
Total current assets	2,685,000	7,138,712

Property and equipment:
Property and equipment	–	134,202
Less accumulated depreciation	–	(127,803)
Total property and equipment, net	–	6,399

Total assets	$2,685,000	$7,145,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$110,569	$35,727
Accrued expenses	262,532	14,220
Deferred compensation	–	1,396,460
Total current liabilities	373,101	1,446,407

Notes payable	262,925	–

Total liabilities	636,026	1,446,407

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,600,424 shares issued and outstanding	1,600	1,600
Additional paid-in capital	37,825,774	37,054,503
Accumulated deficit	(35,778,400)	(31,357,399)
Total stockholders' equity	2,048,974	5,698,704

Total liabilities and stockholders' equity	$2,685,000	$7,145,111

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Management fee income	$–	$153,279	$–	$153,279
Total revenues	–	153,279	–	153,279

Operating expenses:
General and administrative expenses:
Salaries and benefits	483,050	279,621	936,304	910,191
Stock-based compensation	322,888	2,836,920	393,831	2,892,738
Professional services	130,234	40,287	327,090	79,978
Other general and administrative expenses	45,001	69,157	186,380	185,035
Total general and administrative expenses	981,173	3,225,985	1,843,605	4,067,942
Depreciation and amortization	380	131	1,030	754
Total operating expenses	981,553	3,226,116	1,844,635	4,068,696

Net operating loss	(981,553)	(3,072,837)	(1,844,635)	(3,915,417)

Other income (expense):
Gain on deconsolidation of subsidiary	–	26,322,687	–	26,322,687
Merger incentive expense	–	(5,874,000)	–	(5,874,000)
Interest expense, including $-0- and $377,440 of warrants issued as a debt discount for the three and nine months ended September 30, 2020, respectively	(1,695)	–	(384,456)	–
Other income	14	–	16	51
Loss on disposal of property and equipment	(5,369)	–	(5,369)	–
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	(1,503,601)	2,094,690	(2,186,557)	2,094,690
Total other income (expense)	(1,510,651)	22,543,377	(2,576,366)	22,543,428

Net income (loss) before provision for income taxes	(2,492,204)	19,470,540	(4,421,001)	18,628,011
Provision for income taxes	–	–	–	–
Net income (loss) from continuing operations, net of tax	(2,492,204)	19,470,540	(4,421,001)	18,628,011
Net income from discontinued operations	–	(8,152,165)	–	(7,421,050)
Net income (loss) before non-controlling interest	(2,492,204)	11,318,375	(4,421,001)	11,206,961
Less net income attributable to redeemable non-controlling interest	–	(142,919)	–	(1,332,529)
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(2,492,204)	$11,175,456	$(4,421,001)	$9,874,432

Weighted average common shares outstanding - basic	1,600,424	1,600,424	1,600,424	1,600,424
Weighted average common shares outstanding - fully diluted	1,600,424	1,601,241	1,600,424	1,601,337

Net income per common share - basic	$(1.56)	$6.98	$(2.76)	$6.17
Net income per common share - fully diluted	$(1.56)	$6.98	$(2.76)	$6.17

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	1,600,424	$1,600	$37,009,795	$(36,788,926)	$222,469
Common stock options granted for services to employees and directors	–	–	27,887	–	27,887
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	11,175,456	11,175,456
Balance, September 30, 2019	1,600,424	$1,600	$37,037,682	$(25,613,470)	$11,425,812

	For the Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	1,600,424	$1,600	$37,502,886	$(33,286,196)	$4,218,290
Common stock options granted for services to employees and directors	–	–	322,888	–	322,888
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(2,492,204)	(2,492,204)
Balance, September 30, 2020	1,600,424	$1,600	$37,825,774	$(35,778,400)	$2,048,974

	For the Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,600,424	$1,600	$36,953,977	$(35,487,902)	$1,467,675
Common stock options granted for services to employees and directors	–	–	83,705	–	83,705
Net income attributable to Black Ridge Oil & Gas, Inc.	–	–	–	9,874,432	9,874,432
Balance, September 30, 2019	1,600,424	$1,600	$37,037,682	$(25,613,470)	$11,425,812

	For the Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	1,600,424	$1,600	$37,054,503	$(31,357,399)	$5,698,704
Common stock options granted for services to employees and directors	–	–	393,831	–	393,831
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	377,440
Net loss attributable to Black Ridge Oil & Gas, Inc.	–	–	–	(4,421,001)	(4,421,001)
Balance, September 30, 2020	1,600,424	$1,600	$37,825,774	$(35,778,400)	$2,048,974

See accompanying notes to unaudited condensed financial statements.

BLACK RIDGE OIL & GAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(4,421,001)	$9,874,432
Net income from discontinued operations	–	7,421,050
Net loss attributable to redeemable non-controlling interest	–	1,332,529
Adjustments to reconcile net loss attributable to Black Ridge Oil & Gas, Inc.
to net cash used in operating activities:
Gain on deconsolidation of subsidiary	–	(26,322,687)
Merger incentive expense	–	5,874,000
Depreciation and amortization	1,030	754
Loss on disposal of property and equipment	5,369	–
(Gain) Loss on investment in Allied Esports Entertainment, Inc. securities, net	2,186,557	(2,094,690)
Amortization of stock options	393,831	83,705
Amortization of stock warrants issued as a debt discount	377,440	–
Deferred compensation	–	2,809,033
Decrease (increase) in current assets:
Accounts receivable	–	13
Accounts receivable, related party	505	(181,211)
Prepaid expenses	21,467	17,863
Increase (decrease) in current liabilities:
Accounts payable	74,842	16,481
Accrued expenses	248,312	28,136
Net cash used in operating activities of continuing operations	(1,111,648)	(1,140,592)
Net cash used in operating activities of discontinued operations	–	(8,618,568)
Net cash used in operating activities	(1,111,648)	(9,759,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	–	(9,991,684)
Purchase of property and equipment	–	(809)
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	1,157,076	–
Net cash provided by (used in) investing activities of continuing operations	1,157,076	(9,992,493)
Net cash provided by investing activities of discontinued operations	–	16,880,792
Net cash provided by investing activities	1,157,076	6,888,299

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	802,025	–
Repayments on notes payable	(539,100)	–
Net cash provided by financing activities from continuing operations	262,925	–
Net cash provided by financing activities from discontinued operations	–	1,431,974
Net cash provided by financing activities	262,925	1,431,974

NET CHANGE IN CASH AND CASH EQUIVALENTS	308,353	(1,438,887)
CASH AT BEGINNING OF PERIOD	108,756	1,503,500
CASH AT END OF PERIOD	$417,109	$64,613

SUPPLEMENTAL INFORMATION:
Interest paid	$4,895	$–
Income taxes paid	$–	$751,630

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$377,440	$–
Value of investment in securities distributed to board members and employees	$1,133,281	$–
Recognition of subsidiary equity upon deconsolidation	$–	$8,498,212
BRAC Redemptions of redeemable preferred stock from trust account	$–	$126,205,985
BRAC redeemable preferred stock transferred to equity	$–	$15,865,798
BRAC stock issued in merger	$–	$51,632,255
BRAC stock issued to settle intercompany debt	$–	$19,300,000
BRAC loan and accrued interest assumed to settle intercompany debt	$–	$10,992,877
BRAC stock issued to settle liabilities	$–	$5,917,500

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

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC, a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region. Following the IPO and over-allotment, BROG owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement. On December 19, 2018, BRAC entered into a business combination agreement, which subsequently closed on August 9, 2019.

On October 1, 2020 the Company completed its acquisition of S-FDF, LLC pursuant to an Asset Purchase Agreement detailed in Footnote 15, Subsequent Events. In connection with the closing of the Asset Purchase Agreement, the Company acquired $2.5 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements.

The Company currently owns 1,779,529 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”), after selling 368,871 shares for total proceeds of $1,282,067, selling warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”) for total proceeds of $73,668, and distributing 537,100 Sponsor Shares on August 9, 2020 to employees and directors under the 2018 Management Incentive Plan, dated March 6, 2018.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company didn’t have any cash in excess of SIPC insured limits at September 30, 2020, and has not experienced any losses in such accounts.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	1,600,424	1,600,424	1,600,424	1,600,424
Plus: Potentially dilutive common shares:
Common stock warrants	–	817	–	913
Weighted average common shares outstanding – diluted	1,600,424	1,601,241	1,600,424	1,601,337

For the three and nine months ended September 30, 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 35,488 three and nine months ended September 30, 2019.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. Depreciation expense was $1,030 and $754 for the nine months ended September 30, 2020 and 2019, respectively.

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

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $393,831 and $83,705, consisting entirely of expenses related to common stock options issued for services for the nine months ended September 30, 2020 and 2019, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the nine months ended September 30, 2020, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the nine months ended September 30, 2020.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company adopted this guidance effective January 1, 2019, and the standard did not have a material impact on the Company’s financial statements and related disclosures until the closing of the asset purchase with S-FDF, LLC on October 1, 2020.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2020, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $35,778,400. As of September 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking sources of capital to fund the requirements of the Asset Purchase Agreement. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Related Party

Management Incentive Plan

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

Following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock and 505,000 warrants to purchase AESE (NASDAQ: AESEW). During the nine months ending September 30, 2020, the Company sold some of these securities, resulting in gross proceeds of $1,157,076, consisting of 368,870 shares of common stock for total proceeds of $1,083,408, and the sale of warrants to purchase 505,000 shares for total proceeds of $73,668. The Company also distributed 537,101 Sponsor Shares on August 9, 2020 to employees and directors under the 2018 Management Incentive Plan. Employees and directors were required to remain in their positions for a one-year period from the AESE merger, with certain exceptions, to receive the granted shares. The AESE Plan Shares had a fair market value of $1,133,281 on August 10, 2020, when the shares were distributed. The Company recognized $1,396,460 of compensation expense related to the Plan during the year ended December 31, 2019. For the nine months ended September 30, 2020, the Company recognized a gain of $263,179 related to the reduction in the value of the shares to be paid to employees on August 10, 2020, which was offset against the Company’s loss on the investment in AESE shares due to changes in the AESE market price between December 31, 2019 and September 30, 2020.

Lease Agreement

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its facility in Irving, Texas under which an entity owned entirely by Ira Goldfarb is the landlord.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$417,109	$–	$–
Investment in Allied Esports Entertainment, Inc. securities	2,242,207	–	–
Total assets	2,659,316	–	–
Liabilities
Notes payable	–	(262,925)	–
Total liabilities	–	(262,925)	–
	$2,659,316	$(262,925)	$–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$108,756	$–	$–
Investment in Allied Esports Entertainment, Inc.	6,982,300	–	–
Total assets	7,091,056	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$7,091,056	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2020.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance costs	$3,185	$21,090
Prepaid employee benefits	8,082	11,587
Prepaid office and other costs	14,417	14,474
Total prepaid expenses	$25,684	$47,151

Note 7 – Property and Equipment

Property and equipment at September 30, 2020 and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
Property and equipment	$–	$134,202
Less: Accumulated depreciation and amortization	–	(127,803)
Total property and equipment, net	$–	$6,399

On September 30, 2020, the Company disposed of computer equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $5,369, which represented the net book value at the time of disposal.

The Company recognized depreciation expense of $1,030 and $754 for the nine-month periods ended September 30, 2020 and 2019, respectively.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of Allied Esports Entertainment Inc. (NASDAQ: AESE) common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”), of which the Company currently owns 1,779,529 shares, after selling 368,870 shares for total proceeds of $1,157,076, selling warrants to purchase 505,000 Sponsor Warrants for total proceeds of $73,668, and distributing 537,101 Sponsor Shares on August 10, 2020 to employees and directors under the 2018 Management Incentive Plan. As noted in Note 4 - Related Party Transactions, 20% or 537,101, of the shares were distributed to employees, officers and directors one year from the date of the merger, or on August 10, 2020. After the distribution and recent sales, the Company still holds 1,799,529 shares of AESE common stock.

As of September 30, 2020, the market value of the Company’s investment in AESE’s common stock was $2,242,207, based on the closing stock price of $1.26 per share, resulting in gains and losses on our investment in securities, as follows:

Net loss on investment in Allied Esports Entertainment, Inc. securities for the nine months ended September 30, 2020	$(2,186,557)
Less: Net gains and losses recognized during 2020 on equity securities sold during the period	(198,012)
Unrealized losses recognized during 2020 on equity securities still held at September 30, 2020	$(2,384,569)

During the third quarter of 2020, the Company sold 51,902 of these shares for total proceeds of $120,596, resulting in a loss on investment of $14,352.

During the second quarter of 2020, the Company sold 316,968 of these shares for total proceeds of $962,812, resulting in a gain on investment of $363,813.

In accordance with a brokerage account agreement with RBC Capital Markets, LLC, 500,000 of these shares were used as collateral for a $700,000 promissory note pursuant to a commercial pledge and security agreement, dated March 10, 2020, described below, which was subsequently repaid. Under this standard brokerage agreement, the Company will be able to borrow funds secured by the value of the AESE shares pursuant to a standard margin account arrangement.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Notes Payable

Notes payable consists of the following at September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$–

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note may be repaid at any time without penalty. Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.	112,925	–

On November 25, 2019, the Company entered into a credit account agreement (“Margin Account”) with RBC Capital Markets, LLC (“RBC”). The Margin Account enables the Company to borrow against the Company’s AESE shares that are held in an account with RBC. The advances received on margin bear interest at rates of between 1.00% and 2.75% over the Base Lending Rate, depending on the average outstanding debit balance. The Base Lending Rate is internally determined by RBC using Broker Call, Prime Rate as determined by commercial banks utilized by RBC CM, Fed Funds, RBC CM’s cost of funds, and other commercially recognized rates of interest. The margin loans are collateralized by the underlying AESE shares. A total of $122,100 was borrowed on the Margin Account over various dates between January 29, 2020 and March 6, 2020. The outstanding balance was repaid in full on, or about, March 12, 2020 out of the proceeds of the loan from Cadence Bank, described below.	–	–

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

On March 12, 2020, the Company entered into a business loan agreement with Cadence Bank, N.A. (“Cadence”), as lender encompassing a $700,000 Promissory Note issued to Cadence (the “Note”), a Security Agreement by the Company in favor of Cadence and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, and members of the Company’s Board of Directors (the “Guarantors”) (collectively, the “Cadence Loan”). The Note carried interest at a rate of 0.50 percentage points over the prime rate, as published in the Wall Street Journal, payable monthly, and was due on March 9, 2021. The Note could be repaid at any time without penalty. The Note was secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC. On March 26, 2020, the Company subsequently entered into a separate letter agreement with the Guarantors (the “Letter Agreement”), which provides that if the Company defaults or fails to make any payment due under the Cadence Loan and the Guarantors are required to make payment to Cadence pursuant to the Guarantees, then the Company agrees to issue additional equity interests or rights to Guarantors reflecting ninety-five percent (95%) of the outstanding equity of the Company at the time of such default to participating Guarantors who have made the payments to Cadence. All equity issuances will be subject to any third party or shareholder approvals required at the time of issuance. A total of $417,000 was advanced on the loan and subsequently repaid in full on June 30, 2020.	–	–

Total notes payable	262,925	–
Less unamortized derivative discounts:	–	–
Notes payable	262,925	–
Less: current maturities	–	–
Notes payable, less current maturities	$262,925	$–

The Company recorded total discounts of $377,440, consisting of debt discounts on warrants granted to four officers and directors for warrants issued in consideration of personal guarantees provided for debt financing incurred during the nine months ended September 30, 2020. The discounts were amortized to stock-based compensation expense over the term of the note, until repayment, using the straight-line method, which closely approximated the effective interest method. The Company recorded $377,440 of stock-based compensation expense pursuant to the amortization of note discounts during the nine months ended September 30, 2020.

The Company recognized $384,456 of interest expense, consisting of $7,016 of interest and $377,440 of stock-based warrant expense pursuant to the amortization of the debt discount on the business loans during the nine months ended September 30, 2020.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of September 30, 2020, and December 31, 2019, a total of 1,600,424 shares of common stock have been issued.

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

Outstanding Options

Options to purchase an aggregate total of 273,871 shares of common stock at a weighted average strike price of $16.32, exercisable over a weighted average life of 8.75 years were outstanding as of September 30, 2020.

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

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested, with the exception of 83,019 options that were awarded to four employees, whose vesting periods were accelerated to be fully vested as of September 30, 2019, pursuant to severance agreements.

No options were granted during the nine months ended September 30, 2019.

The Company recognized a total of $393,831, and $83,705 of compensation expense during the nine months ended September 30, 2020 and 2019, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $517,070 as of September 30, 2020.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Exercised

No options were exercised during the nine months ended September 30, 2020 and 2019.

Options Forfeited

A total of 333 options with a weighted average exercise price of $90, and 457 options with a weighted average exercise price of $9.83 expired and were forfeited during the nine months ended September 30, 2020 and 2019, respectively.

Note 12 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 106,300 shares of common stock at a $3.99 strike price, exercisable over a weighted average life of 9.36 years were outstanding as of September 30, 2020.

Warrants Granted

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. No warrants were granted during the comparative nine months ended September 30, 2019. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, Director	26,250
Total:	105,000

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2020 and 2019.

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

Losses incurred during the period from April 9, 2011 (inception) to September 30, 2020 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2020, net deferred tax assets were $7,013,057, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $7,013,057 was applied to the net deferred tax assets. Therefore, BROG has no tax expense for 2020 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2020.

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

Asset Purchase

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC, a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020. In connection with the closing of the Asset Purchase Agreement, the Company acquired $2.5 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements. The Company did not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets except for those related to agreements or arrangements specified in the Asset Purchase Agreement. The Seller transferred the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller, representing 41.18% of the Company’s issued and outstanding common stock. The number of Seller Shares to be issued is subject to adjustment, as specified in the Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Sponsor Shares, are less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement.

The Final Determination Date will be the first anniversary of the closing of the Asset Purchase Agreement and the Company has contributed $4 million to the business in the form of proceeds from either the sale of Sponsor Shares after October 1, 2020, proceeds from a financing secured by the AESE Shares after June 9, 2020, proceeds from an equity or convertible debt financing, legal fees paid in connection with the Asset Purchase Agreement, expenses incurred by the Company after August 1, 2020 (except for severance related to change in control payments made to the Company's employees), and the Company's cash as of October 1, 2020 (the “Company Contribution”). If the Company Contribution is less than $4 million on January 1, 2021, then the Final Determination Date will be January 1, 2021.

BLACK RIDGE OIL & GAS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to its obligations under the Asset Purchase Agreement, on the Closing Date the Company, (a) created three new seats on the Company’s Board of Directors and appointed the Seller’s principals, Ira Goldfarb and Claudia Goldfarb, and a third person designated by the Goldfarbs, Greg Creed, as directors, (b) entered into employment agreements with Ira Goldfarb and Claudia Goldfarb, (c) delivered a registration rights agreement with respect to the Seller Shares and any shares of common stock delivered as part of the employment compensation for Ira Goldfarb or Claudia Goldfarb, and (d) amended the Company’s 2020 Stock Incentive Plan to increase the number of shares of common stock reserved thereunder. At closing, the Company also assumed the Seller’s obligations under a real property lease for its facility in Irving, Texas under which an entity owned entirely by Ira Goldfarb is the landlord.

Adoption of Non-Employee Director Compensation Plan

On October 1, 2020, the Company adopted a Non-Employee Director Compensation Plan. Pursuant to the Plan, each non-employee director will receive annual compensation of $25,000 to be paid in cash or common stock, at the Company’s election, each October 1, beginning with October 1, 2020. On October 1, 2020, the Company issued 4,167 shares to Mr. Bradley Berman, Mr. Lyle Berman, Mr. Joseph Lahti, Mr. Benjamin Oehler, and Mr. Creed under the Non-Employee Director Compensation Plan. In addition, the plan provides for annual compensation of $15,000 to be paid in cash or common stock, at the Company's election, each October 1, beginning with October 1, 2020, to Board committee chairs. On October 1, 2020, the Company issued 2,500 shares to Mr. Benjamin Oehler as its Audit Committee Chair.

Amendment to 2020 Stock Incentive Plan

As a condition to closing on the Asset Purchase Agreement, the Board approved an increase in the number of shares of common stock reserved under the 2020 Stock Incentive Plan adopted in January 2020, from 320,000 shares to a total of 514,150 shares. The increase remains subject to shareholder approval, to be provided, if at all, by October 1, 2021.

Option Grants

On October 1, 2020, Mr. Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $6.00 per share, which represented the closing price of the Company’s shares on the OTCQB marketplace on October 1, 2020. These options will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested.

On October 2, 2020, the Company’s Board of Directors also granted an aggregate amount of 115,250 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.25 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on October 2, 2020. The options are exercisable over a ten-year term, and vest 60% on the 3rd anniversary of the grant date and 20% each anniversary thereafter, until fully vested. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title	Shares Granted
Ira Goldfarb, Chairman of the Board and Director	50,000
Claudia Goldfarb, Chief Executive Officer	50,000
Total:	100,000

Management Changes

Ken DeCubellis stepped down from his roles as the Company’s Chief Executive Officer and interim Chief Financial Officer on September 30, 2020, and will serve as a transition resource employee and assist with the integration of the Seller’s freeze-dried fruit business into the Company's existing operations through December 15, 2020, or the earlier termination of his employment.

Effective October 1, 2020, in connection with closing of the Asset Purchase Agreement, Ira Goldfarb was appointed as the Company’s Executive Chairman and Chairman of the Board, and Claudia Goldfarb was appointed as the Company’s Chief Executive Officer.

Effective October 5, 2020, Brad Burke was appointed and agreed to serve on an interim basis as the Company’s Chief Financial Officer.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	the effect of the coronavirus (“COVID-19”) pandemic on our ability to obtain funding through various financing transactions or arrangements;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and possible application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	low trading volume and price of our investment in AESE Shares;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to timely launch our freeze-dried fruit product offerings and obtain sufficient sales and distributions;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

Following the close of the Merger, the Company commenced a strategic review to identify, review and explore alternatives for the Company, including a merger, acquisition, or a business combination. The result of that review is the transaction with S-FDF described below. The Company currently owns 1,779,529 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination, after selling 368,870 shares for total proceeds of $1,083,408, selling warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) for total proceeds of $73,668, and distributing 537,101 Sponsor Shares on August 10, 2020 to employees and directors under the 2018 Management Incentive Plan.

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC, as detailed in Footnote 15, Subsequent Events.

Going Concern Uncertainty

As of September 30, 2020, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $35,778,400, and as of September 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking sources of capital to fund the requirements of the Asset Purchase Agreement including selling its shares of AESE or other sources of capital. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2020 and 2019, respectively.

	Three Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)

Management fee income	$–	$153,279	$(153,279)
Total revenues:	–	153,279	(153,279)

Operating expenses:
General and administrative expenses:
Salaries and benefits	483,050	279,621	203,429
Stock-based compensation	322,888	2,836,920	(2,514,032)
Professional services	130,234	40,287	89,947
Other general and administrative expenses	45,001	69,157	(24,156)
Total general and administrative expenses	981,173	3,225,985	(2,244,812)
Depreciation and amortization	380	131	249
Total operating expenses	981,553	3,226,116	(2,244,563)

Net operating loss	(981,553)	(3,072,837)	(2,091,284)

Other income (expense)
Gain on deconsolidation of subsidiary	–	26,322,687	(26,322,687)
Merger incentive expense	–	(5,874,000)	(5,874,000)
Interest expense	(1,695)	–	1,695
Other income	14	–	14
Loss on disposal of property and equipment	(5,369)	–	5,369
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	(1,503,601)	2,094,690	(3,598,291)
Total other income (expense)	(1,510,651)	22,543,377	(24,054,028)

Net income (loss) from continuing operations, net of tax	(2,492,204)	19,470,540	(21,962,744)

Provision for income taxes	–	–	–

Net income (loss) from continuing operations, net of tax	(2,492,204)	19,470,540	(21,962,744)
Net income from discontinued operations	–	(8,152,165)	(8,142,165)
Net income (loss) before non-controlling interest	(2,492,204)	11,318,375	(13,810,579)
Less: Net loss attributable to redeemable non-controlling interest	–	(142,919)	(142,919)

Net income (loss) attributable to Black Ridge Oil & Gas, Inc.	$(2,492,204)	$11,175,456	$(13,667,660)

Management fee income

The Company did not earn any management fees from its management agreement with BRAC during the three months ended September 30, 2020, compared to $153,279 during the three months ended September 30, 2019. The decrease is attributable to the termination of the agreement subsequent to the merger between BRAC and AESE on August 9, 2019.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2020 were $483,050, compared to $279,621 for the three months ended September 30, 2019, an increase of $203,429, or 73%. The increase in salaries and benefits was primarily due to payroll taxes on the distribution of AESE shares to employees in the current period pursuant to the Management Incentive Plan and accrued severance pay to former officers and employees.

Stock-based compensation

Stock-based compensation expense for the three months ended September 30, 2020 was $322,888, compared to $2,836,920 for the three months ended September 30, 2019, a decrease of $2,514,032, or 89%. Stock-based compensation consisted of stock options expense in both periods, and $2,809,033 of expense related to the 2018 Management Incentive Plan (the “2018 Plan”) in the prior period. Amortization of stock options increased as new options were granted toward the end of February 2020, with a five-year vesting period, and the vesting period was accelerated pursuant to separation agreements entered into on September 30, 2020.

Professional services

General and administrative expenses related to professional services were $130,234 for the 2020 period, compared to $40,287 for the 2019 period, an increase of $89,947, or 223%. The increase was primarily due to professional services related to our asset purchase agreement with S-FDF, LLC.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2020 was $45,001, compared to $69,157 for the three months ended September 30, 2019, a decrease of $24,156, or 35%. The decrease is primarily attributable to decreased administrative activity as we focused on completing the asset purchase with S-FDF, LLC.

Depreciation

Depreciation expense for the three months ended September 30, 2020 was $380, compared to $131 for the three months ended September 30, 2019, an increase of $249, or 190%. The increase is attributable to the addition of new computer equipment in 2020.

Other income (expense)

In the three months ended September 30, 2020, other expense was $1,510,651, consisting of $1,695 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs, a loss on the disposal of equipment of $5,369, and a net loss on investments in Allied Esports Entertainment, Inc. securities of $1,503,601, as offset by $14 of interest income. During the comparative three months ended September 30, 2019, other income was $22,543,377, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as an incentive to participate in the merger, and a gain of $2,094,690 on the investment in Allied Esports Entertainment, Inc. pursuant to the change in fair market value of the AESE shares.

Provision for income taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net income from discontinued operations

Net income from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income from discontinued operations for the three months ended September 30, 2019 was $8,152,165.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)

Management fee income	$–	$153,279	$(153,279)
Total revenues:	–	153,279	(153,279)

Operating expenses:
General and administrative expenses:
Salaries and benefits	936,304	910,191	26,113
Stock-based compensation	393,831	2,892,738	(2,498,907)
Professional services	327,090	79,978	247,112
Other general and administrative expenses	186,380	185,035	1,345
Total general and administrative expenses	1,843,605	4,067,942	(2,224,337)
Depreciation and amortization	1,030	754	276
Total operating expenses	1,844,635	4,068,696	(2,224,061)

Net operating loss	(1,844,635)	(3,915,417)	(2,070,782)

Other income (expense)
Gain on deconsolidation of subsidiary	–	26,322,687	(26,322,687)
Merger incentive expense	–	(5,874,000)	(5,874,000)
Interest expense, including $377,440 of warrants issued as a debt discount	(384,456)	–	384,456
Other income	16	51	(35)
Loss on disposal of property and equipment	(5,369)	–	5,369
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	(2,186,557)	2,094,690	(4,281,247)
Total other income (expense)	(2,576,366)	22,543,428	(25,119,794)

Net income (loss) from continuing operations, net of tax	(4,421,001)	18,628,011	(23,049,012)

Provision for income taxes	–	–	–

Net loss from continuing operations, net of tax	(4,421,001)	18,628,011	(23,049,012)
Net income from discontinued operations	–	(7,421,050)	(7,421,050)
Net loss before non-controlling interest	(4,421,001)	11,206,961	(15,627,962)
Less: Net loss attributable to redeemable non-controlling interest	–	(1,332,529)	(1,332,529)

Net loss attributable to Black Ridge Oil & Gas, Inc.	(4,421,001)	$9,874,432	$(14,295,433)

Management fee income

The Company did not earn any management fees from its management agreement with BRAC during the nine months ended September 30, 2020, compared to $153,279 during the nine months ended September 30, 2019. The decrease is attributable to the termination of the agreement subsequent to the merger between BRAC and AESE on August 9, 2019.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2020 were $936,304, compared to $910,191 for the nine months ended September 30, 2019, an increase of $26,113, or 3%. The increase in salaries and benefits was primarily due to payroll taxes on the distribution of AESE shares to employees in the current period pursuant to the Management Incentive Plan and accrued severance pay to former officers and employees.

Stock-based compensation

Stock-based compensation expense for the nine months ended September 30, 2020 was $393,831, compared to $2,892,738 for the nine months ended September 30, 2019, a decrease of $2,498,907, or 86%. Stock-based compensation consisted of stock options expense in both periods, and $2,809,033 of expense related to the 2018 Management Incentive Plan in the prior period. Amortization of stock options increased as new options were granted toward the end of February 2020, with a five-year vesting period, and the vesting period was accelerated pursuant to separation agreements entered into on September 30, 2020.

Professional services

General and administrative expenses related to professional services were $327,090 for the 2020 period, compared to $79,978 for the 2019 period, an increase of $247,112, or 309%. The increase was primarily due to professional services related to our asset purchase agreement with S-FDF, LLC.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2020 was $186,380, compared to $185,035 for the nine months ended September 30, 2019, an increase of $1,345, or 1%.

Depreciation

Depreciation expense for the nine months ended September 30, 2020 was $1,030, compared to $754 for the nine months ended September 30, 2019, an increase of $276, or 37%. The increase is attributable to the addition of new computer equipment in 2020.

Other income (expense)

In the nine months ended September 30, 2020, other expense was $2,576,366, consisting of $384,456 of interest expense derived from the business loans the Company received from Cadence Bank, N.A, RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, including $377,440 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, a loss on the disposal of equipment of $5,369, along with a net loss on investments in Allied Esports Entertainment, Inc. of $2,186,557, as offset by $16 of interest income, compared to other income of $22,543,428 during the nine months ended September 30, 2019, consisting of the $26,322,687 gain upon deconsolidation of BRAC and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger, interest income of $51 and a gain of $2,094,690 on the investment in Allied Esports Entertainment, Inc. pursuant to the change in fair market value the AESE shares.

Provision for income taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net income from discontinued operations

Net income from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net income from discontinued operations of $7,421,050 during the nine months ended September 30, 2019.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2020 and December 31, 2019, respectively.

	September 30,	December 31,
	2020	2019
Current Assets	$2,685,000	$7,138,712

Current Liabilities	$373,101	$1,446,407

Working Capital	$2,311,899	$5,692,305

As of September 30, 2020, we had working capital of $2,311,899.

The following table summarizes our cash flows during the nine-month periods ended September 30, 2020 and 2019, respectively.

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(1,111,648)	$(9,759,160)
Net cash provided by investing activities	1,157,076	6,888,299
Net cash provided by financing activities	262,925	1,431,974

Net change in cash and cash equivalents	$308,353	$(1,438,887)

Net cash used in operating activities was $1,111,648 and $9,759,160 for the nine months ended September 30, 2020 and 2019, respectively, a period over period improvement of $8,647,512. The decrease was primarily due to a decrease of $8,618,568 in net losses in discontinued operations of BRAC. Changes in working capital from continuing operating activities resulted in a decrease in cash of $169,715 in the nine months ended September 30, 2020, as compared to a decrease in cash of $181,718 for the same period in the previous year.

Net cash provided by investing activities were $1,157,076 and $6,888,299 for the nine months ended September 30, 2020 and 2019, respectively. Cash provided by investing activities were comprised of proceeds of $1,157,076 from the sale of Allied Esports Entertainment, Inc. securities during the nine months ended September 30, 2020. In the comparative period ended September 30, 2019, virtually all the cash was provided from discontinued operations and was the result of transfers and withdrawals from the Trust Account.

Net cash provided by financing activities was $262,925 and $1,431,974 for the nine months ended September 30, 2020 and 2019, respectively. All of the 2020 activity was the result of $802,025 of net proceeds from notes payable, as offset by $539,100 of repayments, compared to $1,431,974 of cash provided by financing activities from discontinued operations in the comparative nine months ended September 30, 2019.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2020, our balance of cash was $417,109 and we had total working capital of $2,311,899. We expect to incur significant costs related to the freeze-dried fruit Asset Purchase Agreement which closed on October 1, 2020, which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and the sale of its AESE shares, however, there can be no assurance the share price will be sufficient to cover our cash obligations for the next 12 months, therefore, additional financing in the form of equity or debt may be needed. The Company realized $1,157,076 of proceeds on the sale of 469,968 shares of AESE stock and 505,000 AESEW warrants, and received proceeds of $112,925 on a PPP loan and $150,000 of proceeds on an EIDL loan to be used as working capital to alleviate economic injury caused by COVID-19 during the second quarter of 2020. Pursuant to the Asset Purchase Agreement we entered into with S-FDF, LLC on June 9, 2020, we will need to contribute $4 million to the business in the form of proceeds from either the sale of Sponsor Shares after October 1, 2020, proceeds from a financing secured by the AESE Shares after June 9, 2020, proceeds from an equity or convertible debt financing, legal fees paid in connection with the Asset Purchase Agreement, expenses incurred by the Company after August 1, 2020 (except for severance related to change in control payments made to the Company's employees), and the Company's cash as of October 1, 2020 (the “Company Contribution”). If the Company Contribution is less than $4 million on January 1, 2021, then the Final Determination Date will be January 1, 2021. The net fair value of the Sponsor Shares is approximately $1.8 million currently, however, there can be no assurance we will be able to realize these proceeds upon the sale of the securities.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

Risks Due to COVID-19

The outbreak of the coronavirus (“COVID-19”) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets, our operations and our efforts to identify, review and explore opportunities for the Company.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to identify, review and explore alternatives for the Company. More broadly, the outbreak could potentially reduce the value of the AESE Shares that we own and impact the shares of the Company that we may be required to issue to Sellers under the Asset Purchase Agreement.

The COVID-19 outbreak could disrupt or otherwise negatively impact credit and equity markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to obtain additional funding through various financing transactions or arrangements, including equity or debt financing or other means.

Social distancing, travel bans and quarantines have limited access in certain respects to our management, support staff, professional advisors and our independent auditors. These factors, in turn, may not only impact our operations, financial condition and our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. In addition, it could impact the ability to complete construction and commence operations of the S-FDF business.

The extent and potential short and long-term impact of the COVID-19 outbreak on our business will depend on future developments, including the duration, severity and spread of the virus, actions that may be taken by governmental authorities and the impact on the financial markets, all of which are highly uncertain and cannot be predicted. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

Our freeze-dried foods business is essentially a start-up, and does not have any meaningful history of operations.

The assets we purchased under the Asset Purchase Agreement were of a development stage business without any major customers or history of operations upon which to forecast future business trends. We cannot guarantee that we will become profitable. As a developing company, we will need to adopt and implement a plan to increase awareness of our products, secure distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships. It is likely our strategic priorities will need to evolve over time and our business would be materially and adversely effected if we do not properly adapt our strategies to our changing needs and changes in the market.

As our operations develop and grow, we expect to experience significant increases in our working capital requirements. These conditions raise doubt over our ability to meet all of our obligations over the next twelve months if we are unable to obtain additional capital. Even if we obtain additional capital and achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

We have very limited internal distribution and marketing capabilities and are only in the early stages of building our distribution network.

We have not yet launched our freeze-dried food products commercially. In order to be successful, we will need to establish a direct to consumer platform and/or relationships with numerous retail outlets through which our products can be sold. While our products have been introduced into a limited number of potential consumers and customers on a trial basis, to date, we have not entered into any relationships with distributors and retail outlets for the sale of our products and have not yet generated revenues through sales. We have extremely limited internal marketing and distribution capabilities and resources. There can be no assurance that we will be successful in establishing a meaningful distribution network or direct to consumer platform or that if the same is established that such network or platform will result in profitable sales of our products.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.

A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in food products purchased, could have a material adverse effect on our revenue, results of operations, business and financial condition.

Fluctuations in various food and supply costs, particularly related to fruit, could adversely affect our operating results.

Supplies and prices of the ingredients that we are going to use to can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the price of fruit, which is currently our main ingredient in our products, can be highly volatile. The fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we are going to use in our products could have a significant adverse effect on our profitability. We cannot assure you that we will be able to secure our fruit supply.

Our success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.

Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences, including with respect to health and wellness. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.

We must distinguish between short-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives is unable or unwilling to continue to work for us in his or her present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy.

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our senior management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, we may be unable to grow effectively. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Our ability to maintain and expand our distribution network and attract consumers, distributors, retailers and brokers will depend on a number of factors, some of which are outside our control.

Some of these factors include:

•	the level of demand for our brands and products types;

•	our ability to price our products at levels competitive with those of competing products; and

•	our ability to deliver products in the quantity and at the time ordered by consumers, distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We will need to maintain adequate inventory levels to be able to deliver products on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate demand for our products, we may end up with too much inventory, resulting in higher storage costs and increased trade spend. If we fail to manage our inventory to meet demand, we could damage our relationships with our customers and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results.

Risks Related to Our Industry

The challenges of competing with other freeze-dried fruit businesses may result in reductions in our revenue and operating margins.

We will compete with many companies on the basis of taste, quality and price of product offered, and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences away from products like ours, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. We compete with other manufacturers of freeze-dried fruit, frozen fruits, convenience foods, health foods and packaged goods. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

Concerns over food safety and public health may affect our operations by increasing our costs and negatively impacting demand for our products.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients. As a result, we may elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. Our success depends on our ability to maintain the quality of our existing and new products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of our brands and may cause consumers to choose other products.

Product liability exposure may expose us to significant liability.

We may face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we ultimately avoid financial liability for this type of exposure, we may incur significant costs in defending ourselves that could hurt our financial performance and condition.

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
3.3

Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)

10.1	Business Loan Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.2	Promissory Note dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.3	Commercial Pledge and Security Agreement dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.4	Form of Commercial Guaranty dated March 10, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)
10.5	Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)
10.6	Amendment to Asset Purchase Agreement dated October 1, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on October 6, 2020)
10.7	Promissory Note dated April 24, 2020, between Kensington Bank and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)
10.8	Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)
10.9	Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)
10.10	Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)
10.11*	Amended and Restated Employment Agreement dated September 30, 2020, between Kenneth DeCubellis and Black Ridge Oil & Gas, Inc
10.12*	Separation Agreement and Release dated September 30, 2020, between Michael Eisele and Black Ridge Oil & Gas, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK RIDGE OIL & GAS, INC.

Dated: November 12, 2020	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Burke
Interim Chief Financial Officer (Principal Financial Officer)

