Form 10-K
period 2020-12-31
Sow Good Inc.
filed 2021-03-31
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53952

SOW GOOD INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

1440 N Union Bower Rd, Irving, TX 75061

(Address of principal executive offices) (Zip Code)

(214) 623-6055

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered

COMMON STOCK	SOWG	OTCQB

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,492,165 as of June 30, 2020 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 3,939,439 shares outstanding of the registrant’s common stock as of March 29, 2021.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	the effect of the coronavirus (“COVID-19”) pandemic on our ability to obtain funding through various financing transactions or arrangements;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock;
•	potential fluctuation in quarterly results;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to timely launch our freeze-dried product offerings and obtain sufficient sales and distributions;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

i

ii

PART I

ITEM 1. BUSINESS

Overview

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”). Our common stock is traded on the OTCQB under the trading symbol “SOWG”.

The Company is focused on entering into the freeze-dried food products market. Sow Good is an emerging consumer products platform focused on manufacturing and marketing freeze-dried snacks, smoothies and soups. Sow Good will launch its line of freeze-dried snacks, smoothies and soups, and its direct-to-consumer focused website, to coincide with initial production from its state-of-the-art facility located in Irving, Texas.

S-FDF Business Combination

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC (the "Seller"), a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements. The Company did not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets, except for those related to agreements or arrangements specified in the Asset Purchase Agreement. The Seller transferred the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller. The number of Seller Shares to be issued was subject to adjustment, as specified in the Asset Purchase Agreement, as amended, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. ("AESE") Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement, which resulted in the issuance of an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. Black Ridge Oil & Gas, Inc. was determined to be the acquiror of the business combination.

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

BRAC Business Combination

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC, a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region. Following the IPO and over-allotment, BROG owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement through December 31, 2019. On December 19, 2018, BRAC entered into a business combination agreement, which subsequently closed on August 9, 2019. BRAC was renamed Allied Esports Entertainment, Inc. following the merger, or “AESE”, and referred to herein, as such.

Going Concern Uncertainty

As of December 31, 2020, the Company had a cash balance of $1,912,729 and total working capital of $1,768,153. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of December 31, 2020 would be insufficient to sustain operations over the next year. On February 5, 2021, we raised $2.525 million from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, resulting in approximately $2.7 million of cash on hand and $650,000 of liquid securities for a combined liquidity of $3.35 million as of March 19, 2021.

We continue to pursue sources of additional capital through various financing transactions or arrangements, equity or debt financing or other means. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund or expand our business.

The Company’s current business plan projects the commencement of sales in the first half of 2021. We may be unable to obtain additional funding if we are unsuccessful in launching our products.

The report of the Company’s independent registered public accounting firm that accompanies its audited financial statements in the Company’s Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Business

We intend to launch our line of freeze-dried snacks, smoothies and soups, and our direct-to-consumer focused website, to coincide with initial production from our state-of-the-art facility located in Irving, Texas in the first half of 2021.

Our business will operate under two distinct brands, Sow Good and Sustain Us. Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

On March 20, 2021, our first freeze drier successfully completed its production testing. In addition, we completed the build-out of our production facility in March, and have finalized products and packaging, while delivering samples to potential B2B customers.

With the extensive freeze-dried manufacturing and food product-focused business development experience of our senior management team, including recent additions, we believe we are well positioned to lead the Company's growth and development in the freeze-dried food industry.

Principal Agreements Affecting Our Ordinary Business

Our principal agreements for our continuing operations take the form of employment agreements, whereby our management is compensated through a variety of forms, including cash and equity.

Employees

We currently have seventeen full time employees. We may hire additional technical or administrative personnel as appropriate. We expect a significant change in the number of full-time employees over the next 12 months based upon our currently-projected business plan, as we commence production. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 1440 N Union Bower Rd, Irving, TX 75061. Our office space is included in our production facility, which consists of approximately 20,945 square feet leased pursuant to a lease agreement through September 15, 2025, with two five-year options to extend, under which an entity owned entirely by Ira Goldfarb is the landlord.

Financial Information about Segments and Geographic Areas

We have not segregated our operations into segments or geographic areas.

Available Information – Reports to Security Holders

Our website address is www.thisissowgood.com. We still make available on our www.blackridgeoil.com website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC, however, we expect to transition these to the new website in the near term. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We also post to our website our Audit Committee Charter and our Code of Ethics, in addition to all pertinent company contact information.

ITEM 1A. RISK FACTORS

Risks Due to COVID-19

The outbreak of the coronavirus (“COVID-19”) has negatively impacted and could continue to negatively impact the global economy. In addition, the COVID-19 pandemic could disrupt or otherwise negatively impact global credit markets, our operations.

The significant outbreak of COVID-19 has resulted in a widespread health crisis, which has negatively impacted and could continue to negatively impact the global economy. In addition, the global and regional impact of the outbreak, including official or unofficial quarantines and governmental restrictions on activities taken in response to such event, could have a negative impact on our operations and our ability to source products and launch our operations and distribution network.

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

We have not yet launched our freeze-dried food products commercially. In order to be successful, we will need to establish a direct-to-consumer platform and/or relationships with numerous retail outlets through which our products can be sold. While our products have been introduced into a limited number of potential consumers and customers on a trial basis, to date, we have not entered into any relationships with distributors and retail outlets for the sale of our products and have not yet generated revenues through sales. We have extremely limited internal marketing and distribution capabilities and resources. There can be no assurance that we will be successful in establishing a meaningful distribution network or direct to consumer platform or that if the same is established that such network or platform will result in profitable sales of our products.

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

We are highly dependent on Ira and Claudia Goldfarb, our Executive Chairman and the chief executive officer, and our other executive officers and employees. The loss of one or more of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Ira and Claudia Goldfarb, our executive chairman and chief executive officer, respectively, whose knowledge, leadership and technical expertise would be difficult to replace, with the support of Brad Burke, our chief financial officer. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

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

meet our capital needs;
expand our systems effectively or efficiently or in a timely manner;
allocate our human resources optimally;
identify and engage qualified employees and consultants, or retain valued employees and consultants; or
incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our financial condition and results of operations may be materially adversely affected.

Risks Related to Our Industry

The challenges of competing with other freeze-dried food businesses may result in reductions in our revenue and operating margins.

We will compete with many companies on the basis of taste, quality and price of product offered, and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences away from products like ours, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. We compete with other manufacturers of freeze-dried foods, frozen foods, convenience foods, health foods and packaged goods. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

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

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
•	quarterly variations in our revenues and operating expenses as we commence our production and sales;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC traded stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by selling shareholders following the registration of shares under a prospectus.

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

As of December 31, 2020, we had options for 12,027 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 8,347 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. In addition, our 2020 Stock Incentive Plan (the “2020 Equity Plan”) was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019, and on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. The increase remains subject to shareholder approval, to be provided, if at all, by October 1, 2021. As of December 31, 2020, we had options for 439,151 shares of common stock outstanding under our 2020 Equity Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our executive offices are located at 1440 N Union Bower Rd, Irving, TX 75061. Our office space is included in our production facility, which consists of approximately 20,945 square feet leased pursuant to a lease agreement through September 15, 2025, with two five-year options to extend, under which an entity owned entirely by Ira Goldfarb is the landlord.

Research and Development

We anticipate performing product research and development as required for our products and distribution under our new plan of operation. The Company currently has one full-time employee dedicated to product research and development. The Company’s research and development activities primarily consist of product formulation, nutritional analysis, and taste analysis.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company changed its ticker symbol from “ANFC” to “SOWG”, effective as of the opening of trading on January 22, 2021.

Quotations on the OTCQB reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

Effective February 21, 2020, our common stock underwent a 1-for-300 reverse split, which is retrospectively reflected throughout this Form 10-K.

As of March 22, 2021, there were approximately 341 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 22, 2021, there were 3,939,439 shares of common stock outstanding on record.

Equity Compensation Plan Information

Effective December 5, 2019, the 2020 Stock Incentive Plan (the “2020 Plan”) was approved by our Board. Amongst other things, the 2020 Plan authorized a total of 320,000 shares of our common stock. Subsequently, on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. The increase remains subject to shareholder approval, to be provided, if at all, by October 1, 2021. The following table sets forth certain information regarding our 2020 Plan as of December 31, 2020:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
439,151	$5.21	374,999

For the fiscal years ended December 31, 2020 and 2019, we issued 439,151 and -0- stock options pursuant to the 2020 Plan. There were no options cancelled or forfeited pursuant to the 2020 Plan during the years ended December 31, 2020 and 2019, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2020:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
8,347	$12.12	4,365

For the fiscal years ended December 31, 2020 and 2019, we issued no stock options pursuant to the 2016 Plan. There were 3,699 and 833 options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2020 and 2019, respectively.

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the “2012 Plan”) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 25,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2020:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
12,027	$133.94	12,973

For the fiscal years ended December 31, 2020 and 2019, we issued no stock options pursuant to the 2012 Plan. There were 10,131 and 908 options cancelled or forfeited pursuant to the 2012 Plan during the years ended December 31, 2020 and 2019, respectively.

Warrants

In consideration for four of our officers and directors’ willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. No warrants were granted during the fiscal year ended December 31, 2019. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, Director	26,250
Total:	105,000

There were no warrants exercised, forfeited or expired during the years ended December 31, 2020 and 2019. A total of 106,300 warrants were outstanding as of December 31, 2020 with a weighted average exercise price of $3.99 and a weighted average life of 9.1 years.

Unregistered Issuance of Equity Securities

The following issuances of our securities during the three-month period ended December 31, 2020 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On October 1, 2020, we issued a total of 1,120,000 shares of common stock, restricted in accordance with Rule 144, to S-FDF, LLC, a Texas limited liability company, pursuant to an asset purchase agreement.

On October 1, 2020, we issued a total of 23,335 shares of common stock, restricted in accordance with Rule 144, among six board members for services rendered.

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

Overview and Outlook

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. Our common stock is quoted on the OTCQB under the trading symbol “SOWG”.

We intend to launch our line of freeze-dried snacks, smoothies and soups, and our direct-to-consumer focused website, to coincide with initial production from our state-of-the-art facility located in Irving, Texas in the first half of 2021.

Our business will operate under two distinct brands, Sow Good and Sustain Us. Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

On March 20, 2021, our first freeze drier successfully completed its production testing. In addition, we completed the build-out of our production facility in March, and have finalized products and packaging, while delivering samples to potential B2B customers.

With the extensive freeze-dried manufacturing and food product-focused business development experience of our senior management team, including recent additions, we believe we are well positioned to lead the Company's growth and development in the freeze-dried food industry.

S-FDF Business Combination

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC (the "Seller"), a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements. The Company did not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets, except for those related to agreements or arrangements specified in the Asset Purchase Agreement. The Seller transferred the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller. The number of shares to be issued to Seller was subject to adjustment, as specified in the Asset Purchase Agreement, as amended, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of AESE Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement, which resulted in the issuance of an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. Black Ridge Oil & Gas, Inc. was determined to be the acquiror of the business combination.

Pursuant to its obligations under the Asset Purchase Agreement, on the Closing Date the Company, (a) created three new seats on the Company’s Board of Directors and appointed the Seller’s principals, Ira Goldfarb and Claudia Goldfarb, and a third person designated by the Goldfarbs, Greg Creed, as directors, (b) entered into employment agreements with Ira Goldfarb and Claudia Goldfarb, (c) delivered a registration rights agreement with respect to the shares to be issued to Seller and any shares of common stock delivered as part of the employment compensation for Ira Goldfarb or Claudia Goldfarb, and (d) amended the Company’s 2020 Stock Incentive Plan to increase the number of shares of common stock reserved thereunder. At closing, the Company also assumed the Seller’s obligations under a real property lease for its facility in Irving, Texas under which an entity owned entirely by Ira Goldfarb is the landlord.

BRAC Business Combination

On October 10, 2017, the Company’s sponsored special purpose acquisition company, Black Ridge Acquisition Corp. (“BRAC”), completed an IPO raising $138,000,000 of gross proceeds (including proceeds from the exercise of an over-allotment option by the underwriters on October 18, 2017). In addition, the Company purchased 445,000 BRAC units at $10.00 per unit in a private placement transaction for a total contribution of $4,450,000 in order to fulfill its obligations in sponsoring BRAC, a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. BRAC’s efforts to identify a prospective target business were not limited to a particular industry or geographic region. Following the IPO and over-allotment, BROG owned 22% of the outstanding common stock of BRAC and managed BRAC’s operations via a management services agreement through December 31, 2019. On December 19, 2018, BRAC entered into a business combination agreement, which subsequently closed on August 9, 2019. BRAC was renamed Allied Esports Entertainment, Inc. following the merger, or “AESE”, and referred to herein, as such.

Going Concern Uncertainty

As of December 31, 2020, the Company had a cash balance of $1,912,729 and total working capital of $1,768,153. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to sustain operations over the next year. On February 5, 2021, we raised $2.525 million from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, resulting in approximately $2.7 million of cash on hand and $650,000 of liquid securities for a combined liquidity of $3.35 million as of March 19, 2021.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including equity financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

The report of the Company’s independent registered public accounting firm that accompanies its audited financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Overview of 2020 results

Our 2020 results were largely dominated by managing, searching for potential business combination candidates and ultimately closing the business combination with S-FDF, LLC to enter into the freeze-dried foods business. We did not earn any revenues in 2020, compared to earning $466,595 in management fees for the year ended December 31, 2019, from our management agreement with BRAC subsequent to the AESE transaction. We anticipate generating revenues from our freeze-dried foods business in 2021.

Our general and administrative expenses remained relatively consistent throughout 2020, driven primarily by salaries and benefits amounting to $1,477,124. Our stock-based compensation of $1,104,096 consisted of $268,608 of stock issued to officers and directors, $458,048 of expense related to the amortization of stock options and $377,440 of expense related to warrants issued to officers and directors as a debt discount for their personal guarantee on a line of credit.

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

Results of Operations for the Years Ended December 31, 2020 and 2019.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2020 and 2019.

	Years Ended December 31,		Increase/
	2020	2019	Decrease

Management fee income	$–	$466,595	$(466,595)

Operating expenses:
General and administrative:
Salaries and benefits	1,477,124	1,172,745	304,379
Stock-based compensation	726,656	100,526	626,130
Deferred compensation	–	1,396,460	(1,396,460)
Professional services	451,125	132,505	318,620
Other general and administrative	350,875	259,968	90,907
Total general and administrative	3,005,780	3,062,204	(56,424)
Depreciation and amortization	3,642	872	2,770
Total operating expenses:	3,009,422	3,063,076	(53,654)

Net operating loss	(3,009,422)	(2,596,481)	412,941

Other income:
Gain on deconsolidation of subsidiary	–	20,448,687	(20,448,687)
Interest expense	(386,164)	–	386,164
Other income	5,045	51	4,994
Loss on disposal of property and equipment	(5,369)	–	5,369
Loss on investment in Allied Esports Entertainment, Inc.	(1,925,029)	(4,968,175)	(3,043,146)
Total other income (expense)	(2,311,517)	15,480,563	(17,792,080)

Net income (loss) before provision for income taxes	(5,320,939)	12,884,082	(18,205,021)

Provision for income taxes	–	–	–
Net income from continuing operations, net of tax	(5,320,939)	12,884,082	(18,205,021)
Net income (loss) from discontinued operations	–	(7,421,050)	(7,421,050)
Net income before non-controlling interest	(5,320,939)	5,463,032	(10,783,971)
Less: Net income attributable to redeemable non-controlling interest	–	(1,332,529)	(1,332,529)

Net income (loss) attributable to Sow Good Inc.	$(5,320,939)	$4,130,503	$(9,451,442)

Management Fee Revenue

The Company earned $466,595 in management fees for the year ended December 31, 2019, from its management agreement with BRAC subsequent to the Mergers. The Company did not earn any management fees during the year ended December 31, 2020.

General and Administrative Expenses

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2020 were $1,477,124, compared to $1,172,745 for the year ended December 31, 2019, an increase of $304,379, or 26%. The increase in salaries and benefits was primarily due to severance pay accrued pursuant to the separation agreements for the former management team, as we transitioned to our new line of business.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2020 was $726,656, compared to $100,526 for the year ended December 31, 2019, an increase of $626,130, or 623%. Stock-based compensation consisted of stock options expense in both periods, in addition to $268,608 of expense related to the issuance of common stock to officers and directors incurred during the year ended December 31, 2020. Amortization of stock options increased as new options were granted toward the end of February 2020, with a five-year vesting period, and the vesting period was accelerated pursuant to separation agreements entered into on September 30, 2020.

Deferred Compensation

Deferred compensation expense for the year ended December 31, 2019 was $1,396,460, consisting of expense related to the 2018 Management Incentive Plan (the “2018 Plan”). There was no deferred compensation expense in the current period.

Professional Services

General and administrative expenses related to professional services were $451,125 for the 2020 period, compared to $132,505 for the 2019 period, an increase of $318,620, or 240%. The increase was primarily due to legal costs related to our asset purchase agreement with S-FDF, LLC.

Other General and Administrative Expenses

Other general and administrative expenses for the year ended December 31, 2020 were $350,875, compared to $259,968 for the year ended December 31, 2019, an increase of $90,907, or 35%. The increase is attributable to increased administrative activity in the fourth quarter pursuant to the development of our freeze-dried foods business.

Depreciation

Depreciation expense for the year ended December 31, 2020 was $3,642, compared to $872 for year ended December 31, 2019. The increase is attributable to the significant increase in capital expenditures incurred as we developed our freeze-dried foods production facility.

Other Income (Expense)

In the year ended December 31, 2020, other expense was $2,311,517, consisting of $386,164 of interest expense derived from operating loans, including $377,440 of warrants issued as consideration to officers and directors in exchange for their personal guarantees, a loss on the disposal of equipment of $5,369, and a net loss on investments in Allied Esports Entertainment, Inc. securities of $1,925,029, as offset by a $5,000 grant from the Small Business Administration under their EIDL program and $45 of interest income.

In the year ended December 31, 2019, other income was $15,480,563, consisting of the gain upon deconsolidation of BRAC of $26,322,687 and an offsetting merger incentive expense of $5,874,000 to recognize the cost related to transferring shares of AESE stock to the former owners of Allied Esports and WPT and other investors as incentive to participate in the merger, and $51 of interest income, as offset by a net loss on investments in Allied Esports Entertainment, Inc. securities of $4,968,175.

Provision for Income Taxes

The Company had no income tax expense in the 2020 or 2019 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net Loss from Discontinued Operations

Net loss from discontinued operations relates to the income and expenses of BRAC during the periods prior to deconsolidation. Net loss from discontinued operations consisted of a loss of $7,421,050 during the year ended December 31, 2019. During the 2019 period, there were contingent closing costs from BRAC’s underwriter and other investment bankers involved in the merger of $7,917,500. Interest from investments in the trust account for the benefit of potential redeeming shareholders was $1,780,992 in 2019, due to trust account redemptions and the withdrawal of the remaining assets at the time of the Mergers.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2020 and 2019.

	December 31,
	2020	2019
Current Assets	$2,390,944	$7,138,712

Current Liabilities	$622,791	$1,446,407

Working Capital	$1,768,153	$5,692,305

As of December 31, 2020, we had working capital of $1,768,153.

The following table summarizes our cash flows during the years ended December 31, 2020 and 2019, respectively.

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,743,409)	$(9,709,780)
Net cash provided by investing activities	3,284,457	6,883,062
Net cash provided by financing activities	262,925	1,431,974

Net change in cash and cash equivalents	$1,803,973	$(1,394,744)

Net cash used in operating activities was $1,743,409 and $9,709,780 for the years ended December 31, 2020 and 2019, respectively, a year over year decreased use of $7,966,371. The decreased use was primarily due to a decrease of $8,618,568 in net losses in discontinued operations of BRAC due primarily to the recognition of $7,917,500 of contingent fees upon BRAC’s business combination. Changes in working capital from continuing operating activities resulted in an increase in cash of $340,735 during the year ended December 31, 2020, as compared to an increase in cash of $7,360 for the same period in the previous year.

Net cash provided by investing activities was $3,284,457 and $6,883,062 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, cash provided by investing activities consisted of $1,154,459 of cash received pursuant to our business combination with S-FDF, LLC, and $3,181,735 of proceeds received from the sale of AESE securities, as offset by $257,626 of equipment purchases and $794,111 paid on construction projects still in progress. In the comparative period, virtually all the cash was provided from discontinued operations and was the result of transfers and withdrawals from the Trust Account, other than $6,046 of equipment purchases during 2019.

Net cash provided by financing activities was $262,925 and $1,431,974 for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities consisted of $802,025 of proceeds received from debt financing, including $112,925 of proceeds received under the Paycheck Protection Program (“PPP”) that were forgiven in January of 2021, as offset by $539,100 of debt repayments in 2020. All of the 2019 activity was the result of activities in the discontinued operations of BRAC.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2020, our balance of cash and cash equivalents was $1,912,729 and we had total working capital of $1,768,153. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of December 31, 2020 would be insufficient to sustain operations over the next year.

We expect to incur significant costs related to the development and operation of our freeze-dried foods business which will put a strain on our cash resources. Should the Company be successful in launching its products, we may pursue the expansion of our production capabilities through the construction of a second freeze drier. Adding a second freeze drier would require approximately $1 million of incremental capital and would likely require the Company to identify additional sources of funding.

Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. On February 5, 2021, we raised $2.525 million from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, resulting in approximately $2.7 million of cash on hand and $650,000 of liquid securities for a combined liquidity of $3.35 million as of March 19, 2021. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

Effects of inflation and pricing

We do not expect any significant effects from inflation and pricing.

Contractual obligations and commitments

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd. Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

Summary of product and research and development that we will perform for the term of our plan

We anticipate performing product research and development as required for our products and distribution under our new plan of operation. The Company currently has one full-time employee dedicated to product research and development. The Company’s research and development activities primarily consist of product formulation, nutritional analysis, and taste analysis.

Expected purchase or sale of plant and significant equipment

We anticipate the purchase of significant property and equipment in 2021 as we complete our freeze-dried production facility.

Significant changes in the number of employees

As of December 31, 2020, we had eighteen employees, our chief executive officer, Claudia Goldfarb, our Executive Chairman, Ira Goldfarb, our chief financial officer, Brad Burke and fifteen other employees. We expect a significant change in the number of full-time employees over the next 12 months based upon our currently-projected business plan, as we commence production. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses. Currently, there are no organized labor agreements or union agreements and we do not anticipate any in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOW GOOD, INC.

SOW GOOD, INC.

(FORMERLY BLACK RIDGE OIL & GAS, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sow Good, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sow Good, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and the cash on hand would be insufficient to fund the Company over the next year, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination, S-FDF

As discussed in Note 4, the Company acquired S-FDF, LLC in an acquisition accounted for as a business combination, which required asset and liabilities assumed to be measured at their acquisition date fair values. Significant judgment is exercised by the Company in determining the fair value of assets acquired. Management engaged specialists, and the work of management’s specialists was used in performing the procedures to evaluate the reasonableness purchase price allocation. Given these factors and due to significant judgements made by management, the related audit effort in evaluating management's judgments in determining accounting for the business combination required a high degree of auditor judgment.

As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings. We evaluated and tested the Company’s significant judgments that determine the recognition of goodwill.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, TX

March 31, 2021

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$1,912,729	$108,756
Investment in Allied Esports Entertainment, Inc.	280,417	6,982,300
Receivable from Allied Esports Entertainment, Inc.	–	505
Prepaid expenses	56,427	47,151
Inventory	141,371	–
Total current assets	2,390,944	7,138,712

Property and equipment:
Property and equipment	497,494	134,202
Less accumulated depreciation	(2,612)	(127,803)
Construction in progress	1,639,690	–
Total property and equipment, net	2,134,572	6,399

Security deposit	10,000	–
Right-of-use asset	1,394,202	–
Goodwill	6,411,327	–

Total assets	$12,341,045	$7,145,111

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$273,862	$35,727
Accounts payable, related party	51,253	–
Accrued expenses	257,806	14,220
Deferred compensation	–	1,396,460
Current portion of operating lease liabilities	39,870	–
Total current liabilities	622,791	1,446,407

Operating lease liabilities	1,399,868	–
Notes payable	262,925	–

Total liabilities	2,285,584	1,446,407

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 2,742,890 and 1,599,555 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,743	1,600
Additional paid-in capital	44,748,859	37,054,503
Common stock payable, consisting of 535,729 shares at December 31, 2020	1,982,197	–
Accumulated deficit	(36,678,338)	(31,357,399)
Total stockholders' equity	10,055,461	5,698,704

Total liabilities and stockholders' equity	$12,341,045	$7,145,111

The accompanying notes are an integral part of these financial statements.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2020	2019

Management fee income	$–	$466,595

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,477,124	1,172,745
Stock-based compensation	726,656	100,526
Deferred compensation	–	1,396,460
Professional services	451,125	132,505
Other general and administrative expenses	350,875	259,968
Total general and administrative expenses	3,005,780	3,062,204
Depreciation and amortization	3,642	872
Total operating expenses	3,009,422	3,063,076

Net operating loss	(3,009,422)	(2,596,481)

Other income (expense):
Gain on deconsolidation of subsidiary	–	20,448,687
Interest expense, including $377,440 of warrants issued as a debt discount for the year ended December 31, 2020	(386,164)	–
Other income	5,045	51
Loss on disposal of property and equipment	(5,369)	–
Loss on investment in Allied Esports Entertainment, Inc.	(1,925,029)	(4,968,175)
Total other income (expense)	(2,311,517)	15,480,563

Net income (loss) before provision for income taxes	(5,320,939)	12,884,082
Provision for income taxes	–	–
Net income (loss) from continuing operations, net of tax	(5,320,939)	12,884,082
Net loss from discontinued operations	–	(7,421,050)
Net income (loss) before non-controlling interest	(5,320,939)	5,463,032
Less net income attributable to redeemable non-controlling interest	–	(1,332,529)
Net income (loss) attributable to Sow Good Inc.	$(5,320,939)	$4,130,503

Weighted average common shares outstanding - basic	1,886,951	1,599,555
Weighted average common shares outstanding - fully diluted	1,886,951	1,600,417

Net income (loss) per common share - basic	$(2.82)	$2.58
Net income (loss) per common share - fully diluted	$(2.82)	$2.58

The accompanying notes are an integral part of these financial statements.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'	Redeemable Non-controlling
	Shares	Amount	Capital	Payable	Deficit	Equity	Interest

Balance, December 31, 2018	1,599,555	$1,600	$36,953,977	$–	$(35,487,902)	$1,467,675	$140,738,954

Common stock options granted for services to employees and directors	–	–	100,526	–	–	100,526	–

Non-controlling interest disposed in deconsolidation	–	–	–	–	–	–	(142,071,483)

Net income attributable to Sow Good, Inc.	–	–	–	–	4,130,503	4,130,503	1,332,529

Balance, December 31, 2019	1,599,555	$1,600	$37,054,503	$–	$(31,357,399)	$5,698,704	$–

Common stock issued for services to employees and directors	23,335	23	139,988	128,597	–	268,608	–

Common stock issued for the purchase of S-FDF, LLC assets	1,120,000	1,120	6,718,880	1,853,600	–	8,573,600	–

Common stock options granted for services to employees and directors	–	–	458,048	–	–	458,048	–

Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	–	377,440	–

Net income attributable to Sow Good, Inc.	–	–	–	–	(5,320,939)	(5,320,939)	–

Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461	$–

The accompanying notes are an integral part of these financial statements.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to Sow Good Inc.	$(5,320,939)	$4,130,503
Net loss from discontinued operations	–	7,421,050
Net income attributable to redeemable non-controlling interest	–	1,332,529
Adjustments to reconcile net loss attributable to Sow Good, Inc.
to net cash used in operating activities:
Gain on deconsolidation of subsidiary	–	(20,448,687)
Depreciation and amortization	3,642	872
Loss on disposal of property and equipment	5,369	–
Loss on investment in Allied Esports Entertainment, Inc.	2,123,688	4,968,175
Common stock issued to officers and directors for services	268,608	–
Amortization of stock options	458,048	100,526
Amortization of stock warrants issued as a debt discount	377,440	–
Deferred compensation	–	1,396,460
Decrease (increase) in current assets:
Accounts receivable	–	13
Accounts receivable, related party	505	(505)
Prepaid expenses	158,596	(4,466)
Inventory	(141,371)	–
Right-of-use asset	15,934	–
Increase (decrease) in current liabilities:
Accounts payable	152,275	3,789
Accrued expenses	164,119	8,529
Lease liabilities	(9,323)	–
Net cash used in operating activities of continuing operations	(1,743,409)	(1,091,212)
Net cash used in operating activities of discontinued operations	–	(8,618,568)
Net cash used in operating activities	(1,743,409)	(9,709,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash disposed in deconsolidation	–	(9,991,684)
Cash received in business combination	1,154,459	–
Purchase of property and equipment	(257,626)	(6,046)
Cash paid for construction in progress	(794,111)	–
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	3,181,735	–
Net cash provided by (used in) investing activities of continuing operations	3,284,457	(9,997,730)
Net cash provided by investing activities of discontinued operations	–	16,880,792
Net cash provided by investing activities	3,284,457	6,883,062

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	802,025	–
Repayments on notes payable	(539,100)	–
Net cash provided by financing activities from continuing operations	262,925	–
Net cash provided by financing activities from discontinued operations	–	1,431,974
Net cash provided by financing activities	262,925	1,431,974

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,803,973	(1,394,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,756	1,503,500
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,912,729	$108,756

SUPPLEMENTAL INFORMATION:
Interest paid	$4,895	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$377,440	$–
Value of investment in securities distributed to board members and employees	$1,133,281	$–
Fair value of net assets acquired in business combination	$2,162,273	$–
Fair value of common stock paid in business combination	$8,573,600	$–
Recognition of subsidiary equity upon deconsolidation	$–	$8,498,212
Non-cash investing and financing activities in discontinued operations	$–	$229,914,415

The accompanying notes are an integral part of these financial statements.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”). Our common stock is traded on the OTCQB under the trading symbol “SOWG”. At that time, our common stock started to be quoted on the OTCQB under the trading symbol “SOWG”, from the former trading symbol “ANFC”. Prior to April 2, 2012, the Company name was Ante5, Inc., which became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. From October 2010 through August 2019, we had been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and /or managing similar assets for third parties.

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

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC pursuant to an Asset Purchase Agreement. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements.

As of December 31, 2020, the Company owned 177,479 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”), after selling 1,970,920 shares for total net proceeds of $3,108,067, selling warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”) for total proceeds of $73,668, and distributing 537,101 Sponsor Shares on August 9, 2020 to employees and directors under the 2018 Management Incentive Plan, dated March 6, 2018.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Reclassifications

In the prior year, the income, expense and cash flows from Black Ridge Acquisition Corp., a wholly-owned subsidiary formed on October 10, 2017, which was consolidated as a variable interest entity through August 9, 2019, the date that BRAC completed a business combination with Allied Esports Entertainment, Inc. (“AESE”), were consolidated and have been retrospectively classified as discontinued operations. In addition, prior period investment in Allied Esports Entertainment, Inc. securities of $6,982,300 were reclassified from long term assets to current assets to conform to management’s intent and ability to liquidate the asset.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at December 31, 2020 and 2019.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $1,311,464 and $-0- in excess of FDIC and SIPC insured limits at December 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts.

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

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Office equipment	5 years
Furniture and fixtures	5 years
Machinery and equipment	7-10 years
Intangible assets	Indefinite
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $3,642 and $872 for the years ended December 31, 2020 and 2019, respectively.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following:

	December 31,	December 31,
	2020	2019

Raw materials	$141,371	$–

No reserve for obsolete inventories has been recognized, and we have not yet commenced production.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company will recognize revenue from the sale of its freeze-dried food products once operations commence, in accordance with a five-step model in which the Company will evaluate the transfer of promised goods or services and recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company will perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue will be reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions will be dependent on customer pricing and promotional practices. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time. The Company recognized management fee income as services were provided in 2019.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Weighted average common shares outstanding – basic	1,886,951	1,599,555
Plus: Potentially dilutive common shares:
Stock options and warrants	–	862
Weighted average common shares outstanding – diluted	1,886,951	1,600,417

For 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 565,824 and 34,204 of December 31, 2020 and 2019, respectively.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $268,608 of stock-based compensation for the issuance of shares of common stock for services in 2020. Amortization of the fair values of stock options issued for services and compensation totaled $458,048 and $100,526 for the years ended December 31, 2020 and 2019, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the year ended December 31, 2020.

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

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2020, the Company had a cash balance of $1,912,729 and working capital of $1,768,153. The Company has no revenue source presently. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand would be insufficient to sustain operations over the next year. On February 5, 2021, we raised $2.525 million from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, resulting in approximately $2.7 million of cash on hand and $650,000 of liquid securities for a combined liquidity of $3.35 million as of March 19, 2021.

The Company continues to pursue sources of additional capital through debt and financing transactions or arrangements, including equity financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

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

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Business Combination, S-FDF

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC (the "Seller"), a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements. The Company did not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets, except for those related to agreements or arrangements specified in the Asset Purchase Agreement. The Seller transferred the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller. The number of Seller Shares to be issued was subject to adjustment, as specified in the Asset Purchase Agreement, as amended, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. ("AESE") Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement, which resulted in the issuance of an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. Black Ridge Oil & Gas, Inc. was determined to be the acquiror of the business combination.

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

This acquisition was accounted for as a business combination under the purchase method of accounting. The purchase resulted in the recognition of $6,411,327 of goodwill, which is evaluated annually for impairment, unless circumstances change that require an earlier determination. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

October 1,
2020
Consideration:
Fair value of 1,620,973 shares of common stock	$8,573,600
Liabilities assumed:
Accounts payable	137,113
Accrued expenses	79,467
Lease liabilities	1,449,061
Total consideration	$10,239,241

Fair value of identifiable assets acquired assumed:
Cash	$1,154,459
Other receivables	17,348
Prepaid expenses	150,524
Property and equipment	239,868
Construction in progress	845,579
Security deposit	10,000
Right-of-use asset	1,410,136
Total fair value of assets assumed	3,827,914
Consideration paid in excess of fair value (Goodwill)(1)	$6,411,327

___________

(1) The consideration paid in excess of the net fair value of assets acquired and liabilities assumed was recognized as goodwill. The book value of the net assets acquired was determined to represent the fair market value, and no additional intangible assets were evidenced.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of S-FDF, LLC was effective on the first day of each of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	For the Years Ended December 31,
	2020	2019(2)
	(Unaudited)	(Unaudited)
Revenues	$–	$466,595
Net operating loss	$(3,346,407)	$(2,596,481)
Net income (loss)	$(5,657,924)	$4,130,503
Weighted average common shares outstanding - basic	3,507,924	3,220,528
Weighted average common shares outstanding - fully diluted	3,507,924	3,221,390
Net income (loss) per common share - basic	$(1.61)	$1.28
Net income (loss) per common share - fully diluted	$(1.61)	$1.28

(2)S-FDF, LLC was formed on May 4, 2020, therefore pro forma operation for 2019 are identical to the Company’s actual results, other than the basic and fully diluted net income per share amounts.

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

Simultaneous with the closing of the IPO, BRAC sold 400,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to BROG, generating gross proceeds of $4,000,000. BROG’s investment in BRAC’s common stock was eliminated in consolidation prior to the BRAC’s merger on August 9, 2019.

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

On October 18, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, BRAC sold an additional 1,800,000 Units and sold an additional 45,000 Placement Units to BROG at $10.00 per Unit, generating total proceeds of $18,450,000. Transaction costs for underwriting fees on the sale of the over-allotment units were $360,000. Following the closing, an additional $18,090,000 of the net proceeds ($10.05 per Unit) was placed in the Trust Account, bringing the total aggregate proceeds held in the Trust Account to $138,690,000 ($10.05 per Unit). BROG’s investment in BRAC’s common stock was eliminated in consolidation prior to the BRAC’s merger on August 9, 2019.

Upon the closing of the IPO, $10.05 per Unit sold in the IPO, including some of the proceeds of the Private Placements was deposited in a trust account (“Trust Account”) to be held until the earlier of (i) the consummation of its initial Business Combination or (ii) BRAC’s failure to consummate a Business Combination within 21 months from the consummation of the IPO (the “Combination Period”).

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

With the above guidance the Company determined that the effect of the deconsolidation of BRAC produced a non-cash adjustment, resulting in a gain of $20,448,687.

Intercompany Transactions and Eliminations

BROG was paid a management fee by AESE of $10,000 per month as part of an administrative services agreement, which commenced October 5, 2017 and ended on the date of the merger, for general and administrative services including the cost of office space and personnel dedicated to AESE. BROG was also reimbursed for any out-of-pocket expenses, particularly travel, incurred in connection with activities on AESE’s behalf, including but not limited to identifying potential target businesses and performing due diligence on suitable business combinations. AESE paid a total of $72,903 to BROG for such services in 2019, prior to the merger and while AESE remained a VIE and was consolidated and included in our loss on discontinued operations. The management services income of BROG and the management services expense of AESE as well as any balances due between the companies for such services or reimbursements were eliminated in consolidation. Management fees earned by BROG of $466,595 subject to the management services agreement between AESE and BROG in effect subsequent to the merger were not eliminated.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Related Party

Common Stock Awarded Pursuant to Business Combination

On October 1, 2020, the Company issued 1,120,000 shares of common stock to S-FDF, LLC, a Texas limited liability company co-owned by Claudia and Ira Goldfarb, pursuant to an Asset Purchase Agreement, between the Company and the Seller. The issuance represented 41.18% of the Company’s issued and outstanding common stock at the time. The fair value of the common stock was $6,720,000 based on the closing price of the Company’s common stock on the date of grant.

The number of Seller Shares to be issued was subject to adjustment, as specified in the amended Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. ("AESE") Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. This resulted in an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. The fair value of the 500,673 shares was $1,853,600, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

Common Stock Issued to Officers for Services, Common Stock Payable

On January 4, 2021, the Board amended Claudia and Ira Goldfarb’s employment agreements to issue shares of common stock in equal monthly increments of 5,541 and 6,044 shares, respectively, following each month of employment from October 2020 through December 31, 2021. The Company awarded an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira, respectively, for their services from October through December 31, 2020 as a common stock payable. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020. The shares were subsequently issued on January 4, 2021.

Common Stock Issued to Directors for Services

On October 1, 2020, the Company issued an aggregate 20,835 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,010, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On October 1, 2020, the Company issued an additional 2,500 shares to Mr. Benjamin Oehler, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock and 505,000 warrants to purchase AESE (NASDAQ: AESEW). During the year ended December 31, 2020, the Company sold some of these securities, resulting in gross proceeds of $3,181,735, consisting of 1,970,920 shares of common stock for total proceeds of $3,108,067, and the sale of warrants to purchase 505,000 shares for total proceeds of $73,668. The Company also distributed 537,101 Sponsor Shares on August 9, 2020 to employees and directors under the 2018 Management Incentive Plan. Employees and directors were required to remain in their positions for a one-year period from the AESE merger, with certain exceptions, to receive the granted shares. The AESE Plan Shares had a fair market value of $1,133,281 on August 10, 2020, when the shares were distributed. The Company recognized $1,396,460 of compensation expense related to the Plan during the year ended December 31, 2019.

Lease Agreement

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

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

Note 7 – Fair Value of Financial Instruments

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

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31,2020 and 2019:

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,912,729	$–	$–
Investment in Allied Esports Entertainment, Inc.	280,417	–	–
Goodwill	6,411,327	–	–
Total assets	8,604,473	–	–
Liabilities
Notes payable	–	262,925	–
Total liabilities	–	262,925	–
	$8,604,473	$(262,925)	$–

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$108,756	$–	$–
Investment in Allied Esports Entertainment, Inc.	6,982,300	–	–
Total assets	7,091,056	–	–
Liabilities
None	–	–	–
Total liabilities	–	–	–
	$7,091,056	$–	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2020 and 2019.

Note 8 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2020	2019
Prepaid software licenses	$26,853	$–
Prepaid insurance costs	11,325	21,090
Prepaid employee benefits	8,082	11,587
Prepaid office and other costs	10,167	14,474
Total prepaid expenses	$56,427	$47,151

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Property and Equipment

Property and equipment at December 31, 2020 and 2019, consisted of the following:

	December 31,	December 31,
	2020	2019
Office equipment	$5,042	$134,202
Machinery	183,680	–
Software	49,000	–
Website	259,772	–
Construction in progress	1,639,690	–
	2,137,184	134,202
Less: Accumulated depreciation and amortization	(2,612)	(127,803)
Total property and equipment, net	$2,134,572	$6,399

Construction in progress consists of costs incurred to build out our manufacturing facility in Irving Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

On September 30, 2020, the Company disposed of computer equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $5,369, which represented the net book value at the time of disposal.

Depreciation of property and equipment was $3,642 and $872 for the years ended December 31, 2020 and 2019, respectively.

Note 10 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”), of which the Company still owned 177,479 shares as of December 31, 2020, after selling 1,970,920 shares for total net proceeds of $3,108,067, selling warrants to purchase 505,000 Sponsor Warrants for total proceeds of $73,668, and distributing 537,101 Sponsor Shares on August 10, 2020 to employees and directors under the 2018 Management Incentive Plan. As noted above, in Note 6 - Related Party Transactions, 20% or 537,101, of the shares were released to employees on August 10, 2020. Therefore, the Company recorded compensation expense and recorded a deferred compensation liability of $1,396,460 to recognize the commitment to employees in 2019.

As of December 31, 2020, the market value of the Company’s investment in AESE’s common stock was $280,417, based on the closing stock price of $1.58 per share, resulting in losses on our investment in securities, as follows:

	December 31,	December 31,
	2020	2019
Net loss on investment in Allied Esports Entertainment, Inc. securities	$(1,925,029)	$(4,968,175)
Less: Net gains and losses recognized on equity securities sold during the period	(1,764,200)	–
Unrealized losses recognized on equity securities still held at the end of the period	$(160,829)	$(4,968,175)

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 11 – Leases

The Company leases its 20,945 square foot operating and office facility under a non-cancelable real property lease agreement that expires on August 31, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021, subject to the ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The operating and office facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Year Ended
December 31,
2020
Operating lease cost:
Fixed rent expense	$81,720

Supplemental balance sheet information related to leases was as follows:

December 31,
2020
Operating leases:
Operating lease assets	$1,394,202

Current portion of operating lease liabilities	$39,870
Noncurrent operating lease liabilities	1,399,868
Total operating lease liabilities	$1,439,738

Weighted average remaining lease term:
Operating leases	14.98 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
December 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,323

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,431,463

The future minimum lease payments due under operating leases as of December 31, 2020 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021	$121,638
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
$2,199,793
Less effects of discounting	760,055
Lease liability recognized	$1,439,738

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 12 – Notes Payable

Notes payable consists of the following at December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$–

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note may be repaid at any time without penalty. Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the PPP Note. On January 19, 2021, the Company received forgiveness, as authorized by Section 1106 of the Cares Act in the amount of $113,772, consisting of $112,925 of principal and $847 of interest.	112,925	–

On November 25, 2019, the Company entered into a credit account agreement (“Margin Account”) with RBC Capital Markets, LLC (“RBC”). The Margin Account enables the Company to borrow against the Company’s AESE shares that are held in an account with RBC. The advances received on margin bear interest at rates of between 1.00% and 2.75% over the Base Lending Rate, depending on the average outstanding debit balance. The Base Lending Rate is internally determined by RBC using Broker Call, Prime Rate as determined by commercial banks utilized by RBC CM, Fed Funds, RBC CM’s cost of funds, and other commercially recognized rates of interest. The margin loans are collateralized by the underlying AESE shares. A total of $122,100 was borrowed on the Margin Account over various dates between January 29, 2020 and March 6, 2020. The outstanding balance was repaid in full on, or about, March 12, 2020 out of the proceeds of the loan from Cadence Bank, described below.	–	–

On March 12, 2020, the Company entered into a business loan agreement with Cadence Bank, N.A. (“Cadence”), as lender encompassing a $700,000 Promissory Note issued to Cadence (the “Note”), a Security Agreement by the Company in favor of Cadence and limited commercial guarantees by the Company’s Chief Executive Officer and Interim Chief Financial Officer, who is one in the same, and members of the Company’s Board of Directors (the “Guarantors”) (collectively, the “Cadence Loan”). The Note carried interest at a rate of 0.50 percentage points over the prime rate, as published in the Wall Street Journal, payable monthly, and was due on March 9, 2021. The Note could be repaid at any time without penalty. The Note was secured by all of the Company’s rights, title and interests in and to 500,000 shares of the common stock of Allied Esports Entertainment Inc. (NASDAQ: AESE) currently owned by the Company and held in the Company’s brokerage account with RBC Capital Markets, LLC. On March 26, 2020, the Company subsequently entered into a separate letter agreement with the Guarantors (the “Letter Agreement”), which provides that if the Company defaults or fails to make any payment due under the Cadence Loan and the Guarantors are required to make payment to Cadence pursuant to the Guarantees, then the Company agrees to issue additional equity interests or rights to Guarantors reflecting ninety-five percent (95%) of the outstanding equity of the Company at the time of such default to participating Guarantors who have made the payments to Cadence. All equity issuances will be subject to any third party or shareholder approvals required at the time of issuance. A total of $417,000 was advanced on the loan and subsequently repaid in full on June 30, 2020.	–	–

Total notes payable	262,925	–
Less unamortized derivative discounts:	–	–
Notes payable	262,925	–
Less: current maturities	–	–
Notes payable, less current maturities	$262,925	$–

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

The Company recorded total discounts of $377,440, consisting of debt discounts on warrants granted to four officers and directors for warrants issued in consideration of personal guarantees provided for debt financing incurred during the year ended December 31, 2020. The discounts were amortized to stock-based compensation expense over the term of the note, until repayment, using the straight-line method, which closely approximated the effective interest method. The Company recorded $377,440 of stock-based compensation expense pursuant to the amortization of note discounts during the year ended December 31, 2020.

The Company recognized $384,456 of interest expense, consisting of $8,724 of interest and $377,440 of stock-based warrant expense pursuant to the amortization of the debt discount on the business loans during the year ended December 31, 2020.

Note 13 – Stockholders’ Equity

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of December 31, 2020, a total of 12,742,890 shares of common stock have been issued.

Common Stock Awarded Pursuant to Business Combination

On October 1, 2020, the Company issued 1,120,000 shares of common stock to S-FDF, LLC, a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller. The issuance represented 41.18% of the Company’s issued and outstanding common stock at the time. The fair value of the common stock was $6,720,000 based on the closing price of the Company’s common stock on the date of grant.

The number of Seller Shares to be issued was subject to adjustment, as specified in the amended Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. ("AESE") Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. This resulted in an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. The fair value of the 500,673 shares was $1,853,600, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Common Stock Issued to Officers for Services, Common Stock Payable

On January 4, 2021, the Board amended Claudia and Ira Goldfarb’s employment agreements to issue shares of common stock in equal monthly increments of 5,541 and 6,044 shares, respectively, following each month of employment from October 2020 through December 31, 2021. The Company awarded an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira, respectively, for their services from October through December 31, 2020 as a common stock payable. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020. The shares were subsequently issued on January 4, 2021.

Common Stock Issued to Directors for Services

On October 1, 2020, the Company issued an aggregate 20,835 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,010, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On October 1, 2020, the Company issued an additional 2,500 shares to Mr. Benjamin Oehler, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

No shares were issued during 2019.

Note 14 – Options

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

Outstanding Options

Options to purchase an aggregate total of 459,524 shares of common stock at a weighted average strike price of $8.70, exercisable over a weighted average life of 9.22 years were outstanding as of December 31, 2020.

Options Granted

On December 28, 2020, (a) Mr. Burke was granted options to purchase 20,000 shares of the Company’s common stock, (b) Ira Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, and (c) Claudia Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020 (collectively, the “Executive Option Grants”). The Executive Option Grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $210,185. The options are being expensed over the vesting period, resulting in $ 344 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $209,841 of unamortized expenses are expected to be expensed over the vesting period.

On December 28, 2020, two employees were granted options to purchase an aggregate 6,750 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020. The option grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $26,769. The options are being expensed over the vesting period, resulting in $44 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $26,725 of unamortized expenses are expected to be expensed over the vesting period.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

On October 2, 2020, the Company’s Board of Directors granted an aggregate amount of 115,250 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.25 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on October 2, 2020. The options are exercisable over a ten-year term, and vest 60% on the 3rd anniversary of the grant date and 20% each anniversary thereafter, until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 532.91% and a call option value of $5.2102, was $600,473. The options are being expensed over the vesting period, resulting in $27,667 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $572,806 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ira Goldfarb, Chairman of the Board and Director	50,000
Claudia Goldfarb, Chief Executive Officer	50,000
Total:	100,000

On October 1, 2020, Mr. Greg Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $6.00 per share, which represented the closing price of the Company’s shares on the OTCQB marketplace on October 1, 2020. These options will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 552.14% and a call option value of $5.9660, was $144,084. The options are being expensed over the vesting period, resulting in $6,633 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $137,451 of unamortized expenses are expected to be expensed over the vesting period.

On February 26, 2020, the Company’s Board of Directors granted an aggregate amount of 240,000 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.41 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on February 20, 2020. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $896,506. The options are being expensed over the vesting period, resulting in $408,964 of stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020, a total of $487,541 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	60,377
Michael Eisele, Chief Operating Officer	42,264
Bradley Berman, Chairman of the Board and Director	24,151
Joseph Lahti, Director	24,151
Benjamin Oehler, Director	24,151
Lyle Berman, Director	24,151
Total:	199,245

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested.

The Company recognized a total of $458,048, and $100,526 of compensation expense during the years ended December 31, 2020 and 2019, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,434,364 as of December 31, 2020.

No options were granted during the year ended December 31, 2019.

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Options Cancelled or Forfeited

An aggregate 13,164 and 1,284 options with a weighted average strike price of $107.94 and $27.18 per share were forfeited by former employees during the years ended December 31, 2020 and 2019, respectively.

Options Expired

An aggregate 666 and 457 options with a weighted average strike price of $195.00 and $90.51 per share expired during the years ended December 31, 2020 and 2019, respectively.

Options Exercised

No options were exercised during the years ended December 31, 2020 and 2019.

The following is a summary of information about the Stock Options outstanding at December 31, 2020.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$4.00 - $300.00	459,524	9.22 years	$8.70	163,769	$14.78

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2018	35,945	$87.00
Options expired	(457)	(9.51)
Options cancelled	(1,284)	(27.18)
Balance, December 31, 2019	34,204	89.31
Options expired	(666)	(195.00)
Options cancelled	(13,165)	(107.94)
Options granted	439,151	5.21
Balance, December 31, 2020	459,524	$8.70

Exercisable, December 31, 2020	163,769	$14.78

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 15 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 106,300 shares of common stock at a $3.99 strike price, exercisable over a weighted average life of 9.1 years were outstanding as of December 31, 2020.

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

Stock Warrant
Name and Title at the Time of Grant	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, Director	26,250
Total:	105,000

No warrants were granted during the year ended December 31, 2019.

No warrants were exercised, cancelled or expired during the years ended December 31, 2020 and 2019.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2018	1,300	$3.00
No change	–	–
Balance, December 31, 2019	1,300	3.00
Warrants granted	105,000	4.00
Balance, December 31, 2020	106,300	$3.99

Exercisable, December 31, 2020	106,300	$3.99

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

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

Our provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

December 31,
	2020	2019
Current taxes	$–	$–
Deferred taxes	–	–
Net income tax provision (benefit)	$–	$–

The effective income tax rate for the years ended December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020		2019
Federal statutory income tax rate	21.0%		21.0%
State income taxes	7.7%		7.7%
Permanent differences	0.1%		0.1%
Change in effective state income tax rate	(7.41%	)	–
Change in valuation allowance	(13.26%	)	(28.8%	)
Net effective income tax rate	0.0%		0.0%

The components of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryovers	$6,424,323	$7,692,561
Stock compensation	1,932,158	2,327,142
Property and equipment	–	34
Deferred compensation	–	401,371
Reorganization costs	28,135	38,508
Total deferred tax assets	$8,384,616	$10,459,616

Deferred tax liabilities:
Property and equipment	$(29,514)	$–
Unrealized gain on investment in Allied Esports Entertainment, Inc.	(2,865,274)	(4,449,409)
Total deferred liabilities	(2,894,788)	(4,449,409)

Net deferred tax assets (liabilities)	5,489,828	6,010,207
Less: valuation allowance	(5,489,828)	(6,010,207)
Deferred tax assets (liabilities)	$–	$–

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2020, the Company has a net operating loss carryover of approximately $30,592,014. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss carryover begins to expire in 2030. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total net operating loss as of December 31, 2020, approximately $4,837,882 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2020, BROG decreased its valuation allowance from $6,010,207 to $5,489,828 to adjust for the decrease in net deferred tax assets primarily due to an unrealized gain recorded for book purposes related to the investment in Allied Esports Entertainment, Inc. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized. The Company did not place a valuation allowance on deferred tax asset for BRAC related to the capitalized merger and acquisition costs.

The Company filed annual US Federal income tax returns and annual income tax returns for the state of Minnesota through 2020. Going forward, it will file annual state income tax returns for the state of Texas. We are not subject to income tax examinations by tax authorities for years before 2015 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2020.

Note 17 – Commitments

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

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

The future minimum lease payments due under operating leases as of December 31, 2020 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021	$121,638
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
$2,199,793
Less effects of discounting	760,055
Lease liability recognized	$1,439,738

SOW GOOD, INC.

(Formerly Black Ridge Oil & Gas, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

Note 18 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Issuance of Shares in Completion of Acquisition

In connection with the closing of the Amended Asset Purchase Agreement between the Company and S-FDF, LLC, the Company was obligated to make certain adjustments to the common stock issued to Seller. The adjustment was based primarily on the fair value of AESE shares sold subsequent to the Asset Purchase Agreement. On December 31, 2020, the final number of shares to be issued to S-FDF, LLC was determined to be 500,973 shares and a common stock payable was recognized in the amount of $1,853,600, the fair value of the common stock based on the closing price of the Company’s common stock on the date of grant. On January 4, 2021, the 500,973 shares were issued in settlement of the common stock payable.

Common Stock Issued to Officers on Common Stock Payable

On January 7, 2021, the Company issued an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira Goldfarb, respectively, for services from October 2020 through December 31, 2020 in satisfaction of the outstanding common stock payable.

Issuance of Shares for Services

On January 27, 2021, upon Benjamin Oehler’s resignation, the Company appointed Chris Ludeman as a member of the Board of Directors of the Company, and appointed him to the Company’s Audit Committee as Chairperson. Pursuant to his appointment, Mr. Ludeman was issued 6,400 shares of common stock for his services to be rendered. The aggregate fair value of the common stock was $40,000, based on the closing price of the Company’s common stock on the date of grant.

On January 31, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for January 2021. The aggregate fair value of the shares was $29,035 and $31,671 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

On February 28, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for February 2021. The aggregate fair value of the shares was $38,787 and $42,308 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

Common Stock Sold for Cash

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the Purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 300,000 of these shares, or proceeds of $1,200,000 were purchased by related parties.

Options Granted

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a ten-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a ten-year term. The options will vest in five equal annual installments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 15, 2021:

Name	Age	Position
Claudia Goldfarb	45	Chief Executive Officer, Director
Brad Burke(1)	38	Chief Financial Officer
Ira Goldfarb	63	Chairman of the Board of Directors
Bradley Berman(1)	50	Director
Joseph Lahti(1)	60	Director
Lyle Berman(1)	79	Director
Greg Creed(1)	63	Director
Chris Ludeman(1)	62	Director

(1)Member of audit committee.

Claudia Goldfarb has been our chief executive officer since October 1, 2020. Mrs. Goldfarb is the co-founder of the freeze-dried foods business which the Company recently acquired. Mrs. Goldfarb previously served as Prairie Dog Pet Products, LLC’s President from 2016 to 2020 and Chief Operating Officer from 2012 to 2016. During Mrs. Goldfarb’s tenure at Prairie Dog Pet Products she was responsible for managing four food manufacturing facilities with over 300 employees and 200,000 sq. feet of manufacturing space. Mrs. Goldfarb’s expertise in product research and development is underscored by her successful launch of over 200 unique products. She has also served as Chief Operating Officer of the pet apparel company, PGT Holdings, from 2010-2012. Mrs. Goldfarb co-founded and served as the Chief Executive Officer of Operation Ava, Inc. Previously, Mrs. Goldfarb served as a Project Development Consultant for the North American Development Bank, specializing in infrastructure development and financing on the US-Mexican Border. Mrs. Goldfarb has spent the last 10 years specializing in product development, implementing best-in-class quality food systems, and freeze-dried pet food manufacturing.

Mr. Ira Goldfarb, who is our Chairman of the Board of Directors, is Mrs. Claudia Goldfarb’s husband.

Mrs. Goldfarb’s qualifications:

•	Leadership experience – Mrs. Goldfarb is the CEO of Sow Good, Inc. She was previously the President of Prairie Dog Pet Products and, prior to that role, the company’s Chief Operating Officer.
•	Finance experience – Mrs. Goldfarb served as a Project Development Consultant for the North American Development Bank, specializing in infrastructure development and financing on the US-Mexican border.
•	Industry experience – Mrs. Goldfarb was responsible for managing four food manufacturing facilities for Prairie Dog Pet Products, which over 300 employees and 200,000 sq. feet of manufacturing space. Over her career, Mrs. Goldfarb has launched over 200 unique products, underscoring her expertise in product research and development.

Brad Burke has been our chief financial officer since December 28, 2020, and served as our interim chief financial officer from October 5, 2020 through December 28, 2020. Mr. Burke was most recently the Senior Vice President of Corporate Finance and Investor Relations at CBRE Group Inc., reporting to CBRE’s Chief Financial Officer. In that role, he led CBRE’s investor relations strategy, acting as the interface between the company and CBRE’s shareholders. He also led CBRE’s forecasting, budgeting and financial analysis activities. Mr. Burke joined CBRE in 2017 as the Vice President of Investor Relations, having previously worked at Goldman Sachs as an equity research analyst where he led the research coverage of 17 real estate companies. Prior to joining Goldman Sachs & Co. in 2013, Mr. Burke was an equity research analyst at UBS Securities, covering the Industrials and Energy sectors. He began his financial services career in the audit practice group of Ernst & Young in 2003. Mr. Burke earned an MBA from Carnegie Mellon University in 2009, an MS in Accountancy from the University of Notre Dame in 2004 and a BS in Marketing from The Pennsylvania State University in 2003. He is a Certified Public Accountant (license inactive) and a CFA Charterholder.

Ira Goldfarb has been our chairman since October 1, 2020. Mr. Goldfarb is the co-founder of the freeze-dried foods business which the Company recently acquired. Mr. Goldfarb previously founded Prairie Dog Pet Products, LLC in 2012 and served as its Chief Executive Officer until 2020 when he sold the company to Kinderhook Industries. Prairie Dog Pet Products is a leading freeze-dried pet food and treat manufacturing company based in Grand Prairie, Texas. Previously, Mr. Goldfarb was Chief Executive Officer of PGT Holdings from 2010-2012 and founder and Chief Executive Officer of DS Retail Holdings, LLC from 2006 until 2013. In 2009 Mr. Goldfarb co-founded and funded Operation Ava Inc., the second largest dog and cat rescue group in Pennsylvania. Operation Ava saved over 2,000 animals each year from euthanasia. Mr. Goldfarb has extensive experience in both the retail and manufacturing industries spanning over 30 years; he first specialized in the leather fashion industry then in the pet food industry with a focus on dehydrated and freeze-dried products. He has also founded, developed, and sold numerous companies to public and private groups. Mr. Goldfarb is the husband of Claudia Goldfarb.

Mrs. Claudia Goldfarb, who is our Chief Executive Officer, is Mr. Ira Goldfarb’s wife.

Mr. Goldfarb’s qualifications:

•	Leadership experience – Mr. Goldfarb is the Executive Chairman of Sow Good, Inc. He previously founded Prairie Dog Pet Products in 2012 and served as the company’s CEO until 2020.
•	Industry experience – Prairie Dog Pet Products is a leading freeze-dried pet food and treat manufacturing company. Mr. Goldfarb has extensive experience in both the retail and manufacturing industries over his greater than 30-year career. He first specialized in the leather fashion industry before focusing on the pet food industry with an emphasis on dehydrated and freeze-dried products

Bradley Berman has been a director of Black Ridge since our inception and was our chairman from November 12, 2010 until October 1, 2020. He was our chief executive officer from November 12, 2010 to November 9, 2011, our chief financial officer between November 12, 2010 and November 15, 2010, and our corporate secretary from November 12, 2010 to February 22, 2011. Mr. Berman has been a director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) since May 2017. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

Mr. Lyle Berman, who is one of our directors, is Mr. Brad Berman’s father.

Mr. Berman’s qualifications:

•	Leadership experience – Mr. Berman was our chairman from November 12, 2010 until October 1, 2020 and was our chief executive officer from November 12, 2010 to November 9, 2011 and he is the founder and president of King Show Games, Inc.
•	Finance experience – Mr. Berman is the founder and president of King Show Games, Inc.
•	Education experience - Mr. Berman attended Mankato State University in Minnesota and University of Nevada at Las Vegas in Nevada concentrating in business and computer science.

Joseph Lahti has been a director of the Company since August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as Chairman of the Board of PokerTek, Inc., a publicly traded company sold in October 2014, and he also served as an independent director and Chairman of AFAM Capital until October of 2018 and then as Chairman of the Board of Innealta, an investment manager. Within the past five years Mr. Lahti served on the board of directors of Voyager Oil & Gas, Inc., and more than five years ago Mr. Lahti served as the Chairman of the Board of directors of Shuffle Master, Inc. and served on the board of directors of Zomax, Inc. Through his public company Board experience, he has participated on, and chaired, both Audit and Compensation Committees. Mr. Lahti has been a director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) since May 2017.

Mr. Lahti’s qualifications:

•	Leadership experience – Mr. Lahti is a principal of JL Holdings (1989 to present). Mr. Lahti served as Chairman of AFAM Capital. He served as Chairman of the Board of PokerTek, Inc., a publicly traded company. He served as chief executive officer and chairman of Shuffle Master, Inc., a publicly traded company (1997-2002).
•	Education experience – Mr. Lahti holds Bachelor of Arts degree in economics from Harvard University.

Lyle Berman has been a director of the Company since October 26, 2016. Mr. Berman began his career with Berman Buckskin, his family's leather business. He helped grow the business into a major specialty retailer with 27 outlets. After selling Berman Buckskin to WJL Grace in 1979, Mr. Berman continued as President and Chief Executive Officer and led the company to become one the county's largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 unti1 2000. In October 1995, Mr. Berman was honored with the B'nai B'rith "Great American Traditions Award." In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal. In 1998, Lakes Entertainment, Inc. was formed.

In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as Chairman of the Board from January 2005 until October 2011. Mr. Berman has been a director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) since May 2017.

Mr. Bradley Berman, who is the chairman of our Board of Directors, is Mr. Lyle Berman’s son.

Mr. Berman’s qualifications:

•	Leadership experience – Mr. Berman served as Chairman of the Board and CEO of Lakes Entertainment, Inc. (1999-2015). He served as the Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes) (1991-1998). He served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) (2002-2013). He served as Chairman of the Board of PokerTek, Inc. (2005-2011). He served as Chairman of the Board and Chief Executive Officer of Rainforest Café, Inc. (1994-2000). Mr. Berman currently serves on the Board of Directors of Golden Entertainment, Inc., Redstone American Grill, Inc., Allied Esports Entertainment Inc., Augeo Affinity Marketing, Inc., Poker52, LLC, LubeZone, Inc., and Mill City Ventures, Ltd.
•	Education experience – Mr. Berman holds a degree in Business Administration from the University of Minnesota.

Greg Creed was appointed as a director of the Company on October 1, 2020. Mr. Creed was Chief Executive Officer of Yum! Brands from January 2015 to December 2019 and served as a Director of the Board from November 2014 to May 2020. Mr. Creed retired after a successful 25-year career with the Company. He has more than 40 years of extensive global experience in marketing and operations with leading packaged goods and restaurant brands.

Previously, Mr. Creed was head of Taco Bell, the nation’s leading Mexican-style quick service restaurant chain. He was appointed Chief Executive Officer of Taco Bell in early 2011 after serving as President and Chief Concept Officer and was responsible for driving overall brand strategy and performance of the business in the U.S. and internationally. He has held various roles with the Company including Chief Marketing Officer at Taco Bell where he spearheaded the “Think Outside the Bun” campaign and new product introductions that generated strong sales and profit growth for five consecutive years, as well as Chief Operating Officer for Yum!.

Mr. Creed earned a business degree from Queensland University of Technology (QUT) in Brisbane, Australia, was named the 2014 QUT Alumnus of the Year, was awarded an honorary doctorate in 2019 and currently serves as President of The Friends of QUT in America Foundation. He serves on the Board of Directors for Whirlpool Corporation where he chairs the Human Resources Committee, Aramark Corporation, NetBase Quid and Girls Inc. He is also a member of the American Society of Corporate Executives (ASCE).

Mr. Creed’s qualifications:

•	Leadership experience –Mr. Creed was Chief Executive Officer of Yum! Brands from January 2015 to December 2019 and served as a Director of the Board from November 2014 to May 2020. Previously, Mr. Creed was head of Taco Bell, the nation’s leading Mexican-style quick service restaurant chain. He was appointed Chief Executive Officer of Taco Bell in early 2011 after serving as President and Chief Concept Officer.
•	Education experience - Mr. Creed earned a business degree from Queensland University of Technology (QUT) in Brisbane, Australia.

Chris Ludeman has been our director and has served as Chairperson of the Audit Committee since January 27, 2021. Chris Ludeman is Global President of Capital Markets for CBRE, the world’s leading commercial real estate services firm and one of the largest U.S.-based public companies. Mr. Ludeman drives the company’s advisory business for investors, including responsibility for equity sales, debt and structured finance and real estate investment banking, both globally and in the Americas. He serves as a member of the Global Operating Committee and the Americas Operations Management Board.

During his more than three decades in the real estate services industry and with CBRE, Mr. Ludeman has served in several key management roles, including serving as the president of various businesses including Brokerage, Transaction Management and Global Corporate Services. In these roles, Mr. Ludeman was responsible for all transaction units in the Americas as well as corporate outsourcing functions such as facilities management, project management, lease administration, transaction management and research and consulting. Prior to his national and international roles Mr. Ludeman served in several regional and local market leadership positions across the United States.

Mr. Ludeman’s qualifications:

•	Leadership experience –Mr. Ludeman is Global President of Capital Markets for CBRE, with responsibility for equity sales, debt and structured finance and real estate investment banking, both globally and in the Americas.
•	Industry experience – During his more than three decades in the real estate services industry and with CBRE, Mr. Ludeman has served in several key management roles, including serving as the president of various businesses including Brokerage, Transaction Management and Global Corporate Services.
•	Education experience – Mr. Ludeman earned a Bachelor of Arts degree from the University of California, Santa Barbara.

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

Board and Committee Meetings

During the year ended December 31, 2020, the Board of Directors held eight meetings, the Audit Committee held five meetings. The Company does not have a separate Compensation Committee. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2020. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Chairman and Chief Executive Officer or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board. The Board has determined that having Ira Goldfarb serve as Chairman and Claudia Goldfarb as the CEO is in the best interest of the Company’s stockholders at this time.

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

Communications with the Board of Directors

Stockholders and other interested persons seeking to communicate directly with the Board of Directors, the independent directors as a group or the Audit Committee of the Board of Directors, should submit their written comments c/o Corporate Secretary at our principal executive offices at 1440 N Union Bower Rd, Irving, TX 75061 and should indicate in the address whether the communication is intended for the Chairman of the Board, the Independent Directors or a Committee Chair. The Chairman of the Board will review any such communication at the next regularly scheduled Board of Directors meeting unless, in his or her judgment, earlier communication to the Board of Directors is warranted.

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

The following Compensation Overview describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors reviews and recommends policies, practices, and procedures relating to the total direct compensation of our executive officers, including the Named Executive Officers, and the establishment and administration of certain of our employee benefit plans to our board of directors.

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

The compensation received by our Named Executive Officers is based primarily on the levels at which we can afford to retain them and their responsibilities and individual contributions. Our compensation policy also reflects our strategy of minimizing general and administration expenses and utilizing independent professional consultants. Our board of directors apply the compensation philosophy and policies described below to determine the compensation of Named Executive Officers.

The primary purpose of the compensation and benefits we consider is to attract, retain, and motivate highly talented individuals who will engage in the behavior necessary to enable us to succeed in our mission, while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of our board of directors who will make recommendations regarding compensation to our board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

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

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation. Each executive officer’s compensation relative to the benchmark varies based on the scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of The Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. Our board of directors review the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Claudia Goldfarb, Ira Goldfarb and Brad Burke are our only Named Executive Officers that have an employment agreement with us.

•	We entered into an employment agreement with Claudia Goldfarb on October 1, 2020, which was amended on January 4, 2021, under which she serves as our Chief Executive Officer. Pursuant to the employment agreement, we pay Mrs. Goldfarb (a) for the period beginning on October 1, 2020 and ending December 31, 2021, the issuance of 5,541 shares of the Company’s common stock per month, and (b) beginning on January 1, 2022, a base salary payable in monthly increments in an amount equal to the base salary of $292,500 per year through at least October 1, 2025, subject to annual 10% increases.
•	We entered into an employment agreement with Ira Goldfarb on October 1, 2020, which was amended on January 4, 2021, under which he serves as our Executive Chairman of the Board. Pursuant to the employment agreement, we pay Mr. Goldfarb (a) for the period beginning on the Closing Date and ending December 31, 2021, the issuance of 6,044 shares of the Company’s common stock per month, and (b) beginning on January 1, 2022, a base salary payable in monthly increments in an amount equal to the base salary of $330,000 per year through at least October 1, 2025, subject to annual 10% increases.
•	We entered into an employment agreement with Brad Burke on December 28, 2020, under which she serves as our Chief Financial Officer. Pursuant to the employment agreement, we pay Mr. Burke an annual base salary of $275,000, commencing January 1, 2021 through at least December 31, 2023. From October 5, 2020 through December 31, 2020, we paid Mr. Burke at the rate of $22,917 per month.

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2020, all executive officer base salary decisions were approved by the board of directors.

We do not make matching contributions to the 401(k) Plan.

Incentive Compensation Awards

Other than the Management Incentive Plan Awards described below, no bonuses were granted in 2020 or 2019.

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

We believe equity incentive awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the number of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

Effective December 5, 2019, as amended on October 1, 2020, January 4, 2021 and again on March 19, 2021, our board of directors adopted the 2020 Stock Incentive Plan (the “2020 Plan”) under which a total of 814,150 shares of our common stock have been reserved for issuance pursuant to the grant and exercise of stock options. The amendments remain subject to shareholder approval, to be provided, if at all, by October 1, 2021.

Benefits and Prerequisites

At this stage of our business, we have benefits that are generally comparable to those offered by other small private and public companies and no prerequisites for our employees. Other than a 401(k) Plan, we do not have any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Separation Arrangements

Effective September 30, 2020, the Company entered into an Amended and Restated Employment Agreement with Ken DeCubellis (the “A&R DeCubellis Employment Agreement”), pursuant to which Mr. DeCubellis stepped down from his roles as the Company’s Chief Executive Officer and interim Chief Financial Officer. Under the A&R DeCubellis Employment Agreement, Mr. DeCubellis served as a transition resource employee and assist with the integration of the Seller’s freeze-dried fruit business into the Company's existing operations through December 15, 2020. In exchange for Mr. DeCubellis’ continued service to the Company, the Company agreed to pay Mr. DeCubellis an annual base salary rate of $300,000 (“Base Salary”).

Following his termination and receipt of release, Mr. DeCubellis is entitled to ongoingpayments at the Base Salary rate from December 15, 2020 through September 30, 2021. The payments may be made in a combination of cash and AESE Stock, at the Company’s election. In addition, certain stock options granted by the Company that would otherwise have been forfeited upon separation from employment have fully vest.

The foregoing summary of the A&R DeCubellis Employment Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which will be filed as an exhibit to the Company’s Form 10-Q for the period in which the agreement was entered into.

Departure of Chief Operating Officer, Michael Eisele

Effective September 30, 2020, and as a condition to closing of the Asset Purchase Agreement, the Company terminated the employment of its Chief Operating Officer, Michael Eisele. In connection with the termination, the Company and Mr. Eisele entered into a Separation Agreement and Release (the “Eisele Separation Agreement”) under which Mr. Eisele agreed to a customary release in exchange for severance compensation as follows:

•	the continuation of Mr. Eisele’s annual base salary for the twelve (12) month period following the effective date, payable bi-weekly through September 30, 2021; and

•	immediate and full vesting of all outstanding unvested incentive and non-qualified stock options awarded from the date of grant through the date of separation.

The Separation Agreement contains a release and certain restrictive covenants that are binding upon Mr. Eisele.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and			Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Awards	Awards	Compensation	Earnings	Compensation(6)	Total

Ira Goldfarb,(1) Executive Chairman	2020	$–	$67,092	$325,944	$–	$–	$–	$393,036

Claudia Goldfarb,(2) Chief Executive Officer	2020	$–	$61,505	$325,944	$–	$–	$–	$387,449

Brad Burke,(3) Chief Financial Officer	2020	$69,708	$–	$79,455	$–	$–	$–	$149,163

Kenneth T. DeCubellis,(4) Former Chief Executive Officer	2020	$300,000	$–	$225,534	$–	$–	$216,892	$742,426
	2019	$275,000	$–	$–	$–	$–	$–	$275,000

Michael Eisele,(5) Former Chief Operating Officer	2020	$322,197	$–	$157,874	$–	$–	$151,824	$631,895
	2019	$187,000	$–	$–	$–	$–	$–	$187,000

 __________

(1)Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and 6,044 shares per month through December 31, 2021. On January 4, 2021, we issued 18,133 shares for Mr. Goldfarb’s services in 2020. On October 2, 2020, we granted Mr. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mr. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435.

(2)Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and 5,541 shares per month through December 31, 2021. On January 4, 2021, we issued 16,623 shares for Mrs. Goldfarb’s services in 2020. On October 2, 2020, we granted Mrs. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mrs. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435.

(3)Mr. Burke was appointed Chief Financial Officer on December 28, 2020, after serving as Interim Chief Financial Officer on an independent contractor basis from October 1, 2020. We have agreed to compensate Mr. Burke a total of $275,000 in cash per year. Prior to December 28, 2020, Mr. Burke was paid $22,917 per month as an independent contractor. On December 28, 2020, we granted Mr. Burke an option to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $79,455.

(4)On February 26, 2020, we granted Mr. DeCubellis an option to purchase 60,377 shares of common stock at an exercise price of $5.41 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $225,534. Mr. DeCubellis resigned as our Chief Executive Officer on September 30, 2020.

(5)On February 26, 2020, we granted Mr. Eisele an option to purchase 42,264 shares of common stock at an exercise price of $5.41 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $157,874. Mr. Eisele resigned on September 30, 2020. Mr. Eisele’s salary includes $135,197 of accrued severance to be paid in 2021.

(6)All Other Compensation consists of the fair value of 107,420 and 75,194 shares of Allied Esports Entertainment Inc. ("AESE") that were distributed to Mr. DeCubellis and Mr. Eisele, respectively, on August 9, 2020, pursuant to the Management Incentive Plan that was established in 2019.

Employment Agreements

Other than as described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2020.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Ira Goldfarb, Executive Chairman	-0-	50,000(1)	$5.25	October 1, 2030
	-0-	16,500(2)	$4.00	December 27, 2030

Claudia Goldfarb, Chief Executive Officer	-0-	50,000(1)	$5.25	October 1, 2030
	-0-	16,500(2)	$4.00	December 27, 2030

Brad Burke, Chief Financial Officer	-0-	20,000(2)	$4.00	December 27, 2030

 _________

(1)Options granted on October 2, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

(2)Options granted on December 28, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2020.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman(1)	$–	$25,002	$90,215	$–	$–	$–	$115,217
Benjamin S. Oehler(2)	$–	$40,002	$90,215	$–	$–	$–	$130,217
Joseph Lahti(3)	$–	$25,002	$90,215	$–	$–	$–	$115,217
Lyle Berman(4)	$–	$25,002	$90,215	$–	$–	$–	$115,217
Greg Creed(5)	$–	$25,002	$144,084	$–	$–	$–	$169,086

______________________

(1) On October 1, 2020, we issued Mr. Bradley Berman 4,167 shares of common stock for annual director services. The fair value of the common stock was $25,002 based on the closing price of the Company’s common stock on the date of grant. On February 26, 2020, we granted Mr. Bradley Berman an option to purchase 24,151 shares of common stock at an exercise price of $5.41 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 148% and a call option value of $3.7354, was $90,215.

(2) On October 1, 2020, we issued Mr. Oehler a total of 6,667 shares of common stock for annual director and audit committee services. The fair value of the common stock was $40,002 based on the closing price of the Company’s common stock on the date of grant. On February 26, 2020, we granted Mr. Oehler an option to purchase 24,151 shares of common stock at an exercise price of $5.41 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 148% and a call option value of $3.7354, was $90,215. Effective January 27, 2021, Mr. Oehler tendered his resignation.

(3) On October 1, 2020, we issued Mr. Lahti a total of 4,167 shares of common stock for annual director services. The fair value of the common stock was $25,002 based on the closing price of the Company’s common stock on the date of grant. On February 26, 2020, we granted Mr. Lahti an option to purchase 24,151 shares of common stock at an exercise price of $5.41 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 148% and a call option value of $3.7354, was $90,215.

(4) On October 1, 2020, we issued Mr. Lyle Berman a total of 4,167 shares of common stock for annual director services. The fair value of the common stock was $25,002 based on the closing price of the Company’s common stock on the date of grant. On February 26, 2020, we granted Mr. Lyle Berman an option to purchase 24,151 shares of common stock at an exercise price of $5.41 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 148% and a call option value of $3.7354, was $90,215.

(5) On October 1, 2020, we issued Mr. Creed a total of 4,167 shares of common stock for annual director services. The fair value of the common stock was $25,002 based on the closing price of the Company’s common stock on the date of grant. On October 1, 2020, we granted Mr. Creed an option to purchase 24,151 shares of common stock at an exercise price of $6.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 552% and a call option value of $5.9660, was $144,084.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Our Board has not yet recommended policy for board compensation, however stock grants and option awards have been granted to independent directors upon joining the board. The Company has not paid cash fees to directors and has no formal compensation arrangements with its directors. While there is no set policy regarding board compensation, this may be subject to change by the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2021, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2021, we had 3,939,439 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2021. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Claudia Goldfarb, Chief Executive Officer(2)	1,648,678	41.9%
Brad Burke, Chief Financial Officer	12,500	*
Ira Goldfarb, Chairman of Board(3)	1,651,194	41.9%
Bradley Berman, Director(4)	248,560	6.3%
Lyle Berman, Director(5)	354,246	8.9%
Joseph Lahti, Director(6)	34,033	*
Greg Creed, Director(7)	54,167	1.4%
Chris Ludeman, Director(8)	56,400	1.4%
All Directors and Executive Officers as a Group (8 persons)	2,438,805	60.8%
Neil Sell(9) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	242,077	6.1%
Morris Goldfarb(10) 512 Seventh Avenue, 35th FL New York, NY 10018	240,152	6.1%

*Indicates beneficial ownership of less than 1%.

(1)Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2021.

(2)Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb.

(3)Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb.

(4)Includes 32,747 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2021. Includes 1,385shares held by certain trusts for the children of Mr. Bradley Berman, and 6,196 shares owned by Mr. Bradley Berman’s spouse.

(5)Includes 32,661 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2021. Does not include 123,910 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Neil Sell and Mr. Gary Raimist are co-trustees.

(6)Includes 7,533 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2021, and 666 shares held by Mr. Lahti’s spouse.

(7)Includes 50,000 shares held by the Creed Revocable Living Trust, for which Mr. Creed is trustee.

(8)Includes 50,000 shares held by Christopher R. & Linda M. Ludeman JTWROS.

(9)Includes 50 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2021, and includes an aggregate of 210,026 shares owned by certain trusts, for which Mr. Sell is trustee and inclusive of 123,908 shares for which Mr. Sell is a co-trustee with Mr. Raimist. Does not include 600 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(10)Includes 150,000 shares held by Sirrom, LLC, for which Morris Goldfarb is the beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Common Stock Awarded Pursuant to Business Combination

On October 1, 2020, the Company issued 1,120,000 shares of common stock to S-FDF, LLC, a Texas limited liability company co-owned by Claudia and Ira Goldfarb, pursuant to an Asset Purchase Agreement, between the Company and the Seller. The issuance represented 41.18% of the Company’s issued and outstanding common stock at the time. The fair value of the common stock was $6,720,000 based on the closing price of the Company’s common stock on the date of grant.

The number of Seller Shares to be issued was subject to adjustment, as specified in the amended Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. ("AESE") Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. This resulted in an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. The fair value of the 500,673 shares was $1,853,600, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

Common Stock Issued to Officers for Services, Common Stock Payable

On January 4, 2021, the Board amended Claudia and Ira Goldfarb’s employment agreements to issue shares of common stock in equal monthly increments of 5,541 and 6,044 shares, respectively, following each month of employment from October 2020 through December 31, 2021. The Company awarded an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira, respectively, for their services from October through December 31, 2020 as a common stock payable. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020. The shares were subsequently issued on January 4, 2021.

Common Stock Issued to Directors for Services

On October 1, 2020, the Company issued an aggregate 20,835 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,010, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On October 1, 2020, the Company issued an additional 2,500 shares to Mr. Benjamin Oehler, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Following the AESE merger on August 9, 2019, the Company owned 2,685,500 shares of AESE common stock and 505,000 warrants to purchase AESE (NASDAQ: AESEW). During the year ended December 31, 2020, the Company sold some of these securities, resulting in gross proceeds of $3,181,735, consisting of 1,970,920 shares of common stock for total proceeds of $3,108,067, and the sale of warrants to purchase 505,000 shares for total proceeds of $73,668. The Company also distributed 537,101 Sponsor Shares on August 9, 2020 to employees and directors under the 2018 Management Incentive Plan. Employees and directors were required to remain in their positions for a one-year period from the AESE merger, with certain exceptions, to receive the granted shares. The AESE Plan Shares had a fair market value of $1,133,281 on August 10, 2020, when the shares were distributed. The Company recognized $1,396,460 of compensation expense related to the Plan during the year ended December 31, 2019.

Lease Agreement

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

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

Director Independence

Our Common Stock is currently quoted on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that each of our directors, other than Ira and Claudia Goldfarb, is “independent” in accordance with the NASDAQ Global Market’s requirements. Thus, a majority of the current Board of Directors is independent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2020 and 2019 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
Audit fees(1)	$41,265	$32,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$41,265	$32,000

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2020 and 2019.

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

Report of the Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting process. The Audit Committee’s function is more fully described in its charter, which can be found on the Company’s website at www.blackridgeoil.com, which we expect to move to www.sowgoodinc.com. The Committee reviews the charter on an annual basis. The Board of Directors has determined that each member of the Committee is independent in accordance with the NASDAQ Global Market’s requirements for independent directors. The Board of Directors has also determined that Benjamin Oehler qualified, and Chris Ludeman now qualifies, as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Management has the primary responsibility for the financial statements and reporting process. The independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the fairness of the audited financial statements based on the audit conducted in accordance with the standards of the Public Company Accounting Oversight Board.

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2020 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Chris Ludeman, Chairman
Joseph Lahti
Lyle Berman
Bradley Berman
Greg Creed

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Sow Good Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

2.4	Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 21, 2020)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.4	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.8	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 10, 2020)

4.9*	Amendment to 2020 Stock Incentive Plan, dated October 1, 2020

4.10*	Amendment to 2020 Stock Incentive Plan, dated January 4, 2021

4.11*	Amendment to 2020 Stock Incentive Plan, dated March 19, 2021

4.12	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.13	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.14*	Description of Securities

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Sow Good, Inc. on August 22, 2011)

10.1	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 28, 2013)

10.2	Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.3	Form of 2018 Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.4	Business Loan Agreement dated March 12, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)

10.5	Promissory Note dated March 12, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)

10.6	Commercial Pledge and Security Agreement dated March 12, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)

10.7	Form of Commercial Guaranty dated March 12, 2020, between Cadence Bank, N.A. and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on May 15, 2020)

10.8	Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)

10.9	Amendment to Asset Purchase Agreement dated October 1, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on October 6, 2020)

10.10	Promissory Note dated April 24, 2020, between Kensington Bank and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.11	Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.12	Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.13	Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.14	Amended and Restated Employment Agreement dated September 30, 2020, between Kenneth DeCubellis and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2020)

10.15	Separation Agreement and Release dated September 30, 2020, between Michael Eisele and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on November 12, 2020)

10.16	Employment Agreement, dated December 28, 2020, between Brad Burke and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on January 4, 2021)

10.17	Stock Purchase Agreement dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)

10.18*	Employment Agreement, dated October 1, 2020, between Claudia Goldfarb and Sow Good Inc.

10.19*	Employment Agreement, dated October 1, 2020, between Ira Goldfarb and Sow Good Inc.

10.20*	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc.

10.21*	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc.

24.1*	Power of Attorney (including on signature pages)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* Filed herewith.

ITEM 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021	SOW GOOD INC.

By: /s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad Burke
Brad Burke, Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2020 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Claudia Goldfarb	Dated: March 31, 2021
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad Burke	Dated: March 31, 2021
Brad Burke, Chief Financial Officer
(Principal Financial Officer)

By: /s/ Ira Goldfarb	Dated: March 31, 2021
Ira Goldfarb, Executive Chairman

By: /s/ Bradley Berman	Dated: March 31, 2021
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: March 31, 2021
Lyle Berman, Director

By: /s/ Joseph Lahti	Dated: March 31, 2021
Joseph Lahti, Director

By: /s/ Greg Creed	Dated: March 31, 2021
Greg Creed, Director

By: /s/ Chris Ludeman	Dated: March 31, 2021
Chris Ludeman, Director

