Form 10-Q
period 2021-03-31
Sow Good Inc.
filed 2021-05-13
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SOWG	OTCQB

The number of shares of registrant’s common stock outstanding as of May 12, 2021 was 3,962,609.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,546,113	$1,912,729
Investment in Allied Esports Entertainment, Inc.	511,140	280,417
Prepaid expenses	53,175	56,427
Inventory	456,864	141,371
Total current assets	3,567,292	2,390,944

Property and equipment:
Construction in progress	2,298,227	1,639,690
Property and equipment	535,702	497,494
Less accumulated depreciation	(7,608)	(2,612)
Total property and equipment, net	2,826,321	2,134,572

Security deposit	10,000	10,000
Right-of-use asset	1,378,133	1,394,202
Goodwill	6,411,327	6,411,327

Total assets	$14,193,073	$12,341,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$232,222	$273,862
Accounts payable, related party	–	51,253
Accrued expenses	232,096	257,806
Current portion of operating lease liabilities	41,353	39,870
Total current liabilities	505,671	622,791

Operating lease liabilities	1,388,927	1,399,868
Notes payable	150,000	262,925

Total liabilities	2,044,598	2,285,584

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 3,939,439 and 2,742,890 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,939	2,743
Additional paid-in capital	49,557,882	44,748,859
Common stock payable, consisting of 11,585 and 535,729 shares at March 31, 2021 and December 31, 2020, respectively	72,869	1,982,197
Accumulated deficit	(37,486,215)	(36,678,338)
Total stockholders' equity	12,148,475	10,055,461

Total liabilities and stockholders' equity	$14,193,073	$12,341,045

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020

Revenues	$–	$–

Operating expenses:
General and administrative expenses:
Salaries and benefits	381,253	219,724
Salaries and benefits, stock-based	375,891	21,489
Professional services	101,899	84,984
Other general and administrative expenses	286,821	91,150
Total general and administrative expenses	1,145,864	417,347
Depreciation and amortization	4,996	271
Total operating expenses	1,150,860	417,618

Net operating loss	(1,150,860)	(417,618)

Other income (expense):
Interest expense, including $13,795 of warrants issued as a debt discount for the three months ending March 31, 2020	(1,512)	(15,109)
Gain on early extinguishment of debt	113,772	–
Gain (loss) on investment in Allied Esports Entertainment, Inc.	230,723	(2,212,852)
Total other income (expense)	342,983	(2,227,961)

Net loss	$(807,877)	$(2,645,579)

Weighted average common shares outstanding - basic and fully diluted	3,661,760	1,600,424

Net loss per common share – basic and fully diluted	$(0.22)	$(1.65)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2019	1,600,464	$1,600	$37,054,503	$–	$(31,357,399)	$5,698,704
Common stock options granted to employees and directors for services	–	–	21,489	–	–	21,489
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	265,000	–	–	265,000
Net loss attributable to Sow Good Inc.	–	–	–	–	(2,645,579)	(2,645,579)
Balance, March 31, 2020	1,600,464	$1,600	$37,340,992	$–	$(34,002,978)	$3,339,614

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	225,000	225	899,775	–	–	900,000
Common stock sales for cash	406,250	406	1,624,594	–	–	1,625,000
Common stock issued to officers and directors for services	64,326	64	310,334	(55,728)	–	254,670
Common stock options granted to officers and directors for services	–	–	105,172	–	–	105,172
Common stock options granted to employees for services	–	–	16,049	–	–	16,049
Net loss attributable to Sow Good Inc.	–	–	–	–	(807,877)	(807,877)
Balance, March 31, 2021	3,939,439	$3,939	$49,557,882	$72,869	$(37,486,215)	$12,148,475

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(807,877)	$(2,645,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,996	271
(Gain) loss on investment in Allied Esports Entertainment, Inc.	(230,723)	2,212,852
Gain on early extinguishment of debt	(113,772)	–
Common stock issued to officers and directors for services	254,670	–
Amortization of stock options	121,221	21,489
Amortization of stock warrants issued as a debt discount	–	13,795
Decrease (increase) in current assets:
Accounts receivable, related party	–	505
Prepaid expenses	3,252	8,547
Inventory	(315,493)	–
Right-of-use asset	16,069	–
Increase (decrease) in current liabilities:
Accounts payable	(92,893)	45,641
Accrued expenses	(24,863)	20,820
Lease liabilities	(9,458)	–
Net cash used in operating activities	(1,194,871)	(321,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(38,208)	–
Cash paid for construction in progress	(658,537)	–
Net cash used in investing activities	(696,745)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	–	387,100
Repayments on notes payable	–	(122,100)
Proceeds received from the sale of common stock	2,525,000	–
Net cash provided by financing activities	2,525,000	265,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	633,384	(56,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,912,729	108,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,546,113	$52,097

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$–	$265,000

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”). Our common stock is traded on the OTCQB under the trading symbol “SOWG”. At that time, our common stock started to be quoted on the OTCQB under the trading symbol “SOWG”, from the former trading symbol “ANFC”. Prior to April 2, 2012, the Company name was Ante5, Inc., which became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. From October 2010 through August 2019, we had been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and/or managing similar assets for third parties.

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

As of May 6, 2021, the Company still owned 177,479 shares of Allied Esports Entertainment, Inc. (NASDAQ: AESE), the surviving entity after BRAC’s business combination (“Sponsor Shares”), with a fair market value of $425,950.

On May 5, 2021, we announced the launch of our direct-to-consumer freeze-dried consumer packaged good (CPG) food brand, Sow Good. Sow Good launches with its first line of non-GMO products including 6 ready-to-make smoothies and 9 snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good packaged snack lineup includes single-ingredient fruits and vegetables such as Mon Cherry (cherries); Cool Beans (edamame); and What’s Apple’n (apples). Smoothies are $7.50 each and packaged snacks are $5.25 per bag.

In addition, we completed the build-out of our production facility in March, and have finalized products and packaging, while delivering samples to potential B2B customers. Our first freeze drier successfully completed its production testing in March 2021. The company is now producing its own freeze-dried fruits and vegetables from individual quick freeze (IQF) raw materials. Freeze dried food production also continues to be supplemented by our relationships with co-manufacturing partners.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820 – Fair Value Measurement (“ASC 820”). Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $1,647,593 of cash in excess of FIDC and SIPC insured limits at March 31, 2021, and has not experienced any losses in such accounts.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Office equipment	5 years
Furniture and fixtures	5 years
Machinery and equipment	7-10 years
Intangible assets	10 years
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $4,996 and $271 for the three months ended March 31, 2021 and 2020, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$116,228	$141,371
Work in progress	314,018	–
Packaging materials	26,618	–
	$456,864	$141,371

No reserve for obsolete inventories has been recognized, and we have not yet commenced production.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company will recognize revenue from the sale of its freeze-dried food products once operations commence, in accordance with a five-step model in which the Company will evaluate the transfer of promised goods or services and recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company will perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue will be reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions will be dependent on customer pricing and promotional practices. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method. For the three months ended March 31, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were excluded from the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $375,891 and $35,284, consisting entirely of expenses related to common stock and options issued for services for the three months ended March 31, 2021 and 2020, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $13,795 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the three months ended March 31, 2020.

SOW GOOD INC.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to value its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain effects of Tax Reform. The ultimate impact may differ from the provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of Tax Reform.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

In May 2020, the SEC adopted final rules that amend the financial statement requirements for significant business acquisitions and dispositions. Among other changes, the final rules modify the significance tests and improve the disclosure requirements for acquired or to be acquired businesses and related pro forma financial information, the periods those financial statements must cover, and the form and content of the pro forma financial information. The final rules do not modify requirements for the acquisition and disposition of significant amounts of assets that do not constitute a business. The final rules were effective January 1, 2021. The Company has considered these final rules and updated its disclosures, as applicable.

In November 2019, the FASB issued ASU 2019-12 – Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are part of an initiative to reduce complexity in accounting standards and simplify the accounting for income taxes by removing certain exceptions from Topic 740 and making minor improvements to the codification. ASU 2019-12 and its related amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the period ended March 31, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2021, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $37,486,215, and had cash and liquid securities on hand of $3,057,253. As of March 31, 2021, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital. As of May 6th 2021, the Company had $1,862,434 of cash on hand and shares in AESE stock with a fair market value of $425,950.

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

SOW GOOD INC.

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

October 1,
2020
Consideration:
Fair value of 1,620,973 shares of common stock	$8,573,600
Liabilities assumed:
Accounts payable	137,113
Accrued expenses	79,467
Lease liabilities	1,449,061
Total consideration	$10,239,241

Fair value of identifiable assets acquired:
Cash	$1,154,459
Other receivables	17,348
Prepaid expenses	150,524
Property and equipment	239,868
Construction in progress	845,579
Security deposit	10,000
Right-of-use asset	1,410,136
Total fair value of assets acquired	3,827,914
Consideration paid in excess of fair value (Goodwill)(1)	$6,411,327

(1)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed was recognized as goodwill. The book value of the net assets acquired was determined to represent the fair market value, and no additional intangible assets were evidenced.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of S-FDF, LLC was effective on the first day of each of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	For the Three Months Ended March 31,
	2021	2020(2)
	(Unaudited)	(Unaudited)
Revenues	$–	$–
Net operating loss	$(1,150,860)	$(417,618)
Net loss	$(807,877)	$(2,645,579)
Weighted average common shares outstanding – basic and fully diluted	3,678,459	3,220,528
Net loss per common share – basic and fully diluted	$(0.22)	$(0.82)

(2)S-FDF, LLC was formed on May 4, 2020, therefore pro forma operation for the three months ended March 31, 2020 are identical to the Company’s actual results, other than the basic and fully diluted net income per share amounts.

Note 5 – Related Party

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

Common Stock Payable Awarded to Officers

On March 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during March 31, 2021. The aggregate fair value of the shares was $34,853 and $38,016 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 6, 2021, in satisfaction of the outstanding common stock payable.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Common Stock Sold for Cash

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the Purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

Options Granted

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a ten-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $327 of stock-based compensation expense during the three months ended March 31, 2021.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a ten-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $46,430 of stock-based compensation expense during the three months ended March 31, 2021.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,546,113	$–	$–
Investment in Allied Esports Entertainment, Inc.	511,140	–	–
Goodwill	6,411,327	–	–
Total assets	9,468,580	–	–
Liabilities
Notes payable	–	150,000	–
Total liabilities	–	150,000	–
	$9,468,580	$(150,000)	$–

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,912,729	$–	$–
Investment in Allied Esports Entertainment, Inc.	280,417	–	–
Goodwill	6,411,327	–	–
Total assets	8,604,473	–	–
Liabilities
Notes payable	–	262,925	–
Total liabilities	–	262,925	–
	$8,604,473	$(262,925)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Prepaid Expenses

Prepaid expenses consists of the following:

	March 31,	December 31,
	2021	2020
Prepaid software licenses	$15,282	$26,853
Prepaid insurance costs	8,421	11,325
Prepaid employee benefits	500	8,082
Prepaid office and other costs	28,972	10,167
Total prepaid expenses	$53,175	$56,427

Note 8 – Property and Equipment

Property and equipment at March 31, 2021 and December 31, 2020, consists of the following:

	March 31,	December 31,
	2021	2020
Office equipment	$13,873	$5,042
Machinery	131,031	183,680
Software	70,000	49,000
Website	320,798	259,772
Construction in progress	2,298,227	1,639,690
	2,833,929	2,137,184
Less: Accumulated depreciation and amortization	(7,608)	(2,612)
Total property and equipment, net	$2,826,321	$2,134,572

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

The Company recognized depreciation expense of $4,996 and $271 for the three-month periods ended March 31, 2021 and 2020, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”), of which the Company still owned 177,479 shares as of March 31, 2021, after selling 1,970,920 shares for total net proceeds of $3,108,067, selling warrants to purchase 505,000 Sponsor Warrants for total proceeds of $73,668, and distributing 537,101 Sponsor Shares to employees and directors under the 2018 Management Incentive Plan during 2020.

As of March 31, 2021, the market value of the Company’s investment in AESE’s common stock was $511,140, based on the closing stock price of $2.88 per share, resulting in losses on our investment in securities, as follows:

	March 31,	March 31,
	2021	2020
Net gain (loss) on investment in Allied Esports Entertainment, Inc. securities	$230,723	$(2,212,852)
Less: Net gains and losses recognized on equity securities sold during the period	–	–
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$230,723	$(2,212,852)

Note 10 – Leases

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

The components of lease expense were as follows:

For the Three
Months Ended
March 31,
2021
Operating lease cost:
Fixed rent expense	$36,720

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

March 31,
2021
Operating leases:
Operating lease assets	$1,378,133

Current portion of operating lease liabilities	$41,353
Noncurrent operating lease liabilities	1,388,927
Total operating lease liabilities	$1,430,280

Weighted average remaining lease term:
Operating leases	14.75 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three Months Ended March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,458

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,430,280

The future minimum lease payments due under operating leases as of March 31, 2021 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the nine months remaining)	$91,530
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
2,169,685
Less effects of discounting	739,405
Lease liability recognized	$1,430,280

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note could have been repaid at any time without penalty. Under the Payroll Protection Program, the Company received loan forgiveness of $113,772, consisting of $112,925 of principal and $847 of accrued interest, on January 19, 2021. The forgiveness amount was equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note.	–	112,925

Total notes payable	150,000	262,925
Less unamortized derivative discounts:	–	–
Notes payable	150,000	262,925
Less: current maturities	–	–
Notes payable, less current maturities	$150,000	$262,925

The Company recognized $1,512 and $15,109 of interest expense, consisting of $1,314 of interest and $13,795 of stock-based warrant expense pursuant to the amortization of the debt discounts, during the three months ended March 31, 2021 and 2020, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Changes in Stockholders’ Equity

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of March 31, 2021, a total of 3,939,439 shares of common stock have been issued.

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

Common Stock Payable Awarded to Officers

On March 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during March 31, 2021. The aggregate fair value of the shares was $34,853 and $38,016 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 6, 2021, in satisfaction of the outstanding common stock payable.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Issuance of Shares for Services

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

Common Stock Sold for Cash

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the Purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

Note 13 – Options

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

Outstanding Options

Options to purchase an aggregate total of 621,635 shares of common stock at a weighted average strike price of $5.83, exercisable over a weighted average life of 9.31 years were outstanding as of March 31, 2021.

Options Granted

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a ten-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $327 of stock-based compensation expense during the three months ended March 31, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a ten-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $46,430 of stock-based compensation expense during the three months ended March 31, 2021.

The Company recognized a total of $121,221, and $21,489 of compensation expense during the three months ended March 31, 2021 and 2020, respectively, related to common stock options issued to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $2,053,560 as of March 31, 2021.

Options Exercised

No options were exercised during the three months ended March 31, 2021 and 2020.

Options Forfeited

A total of 12,039 options with a weighted average exercise price of $90 were forfeited during the three months ended March 31, 2021.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 106,300 shares of common stock at a $3.99 strike price, exercisable over a weighted average life of 8.86 years were outstanding as of March 31, 2021.

Warrants Granted

No warrants were granted during the three months ended March 31, 2021 and 2020.

Warrants Exercised

No warrants were exercised during the three months ended March 31, 2021 and 2020.

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

Losses incurred during the period from April 9, 2011 (inception) to March 31, 2021 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2021, net deferred tax assets were $5,658,442, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $5,658,442 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2021 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 16 – Commitments

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

The future minimum lease payments due under operating leases as of March 31, 2021 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the nine months remaining)	$91,530
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
$2,169,685
Less effects of discounting	739,405
Lease liability recognized	$1,430,280

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Common Stock Issued to Officers on Common Stock Payable

On April 6, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during March 31, 2021 in satisfaction of the outstanding common stock payable.

Common Stock Awarded to Officers

On approximately May 6, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during April 30, 2021.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	the effect of the coronavirus (“COVID-19”) pandemic on our ability to obtain funding through various financing transactions or arrangements;
•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock;
•	potential fluctuation in quarterly results;
•	low trading volume and price of our investment in AESE Shares;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to obtain sufficient sales and distributions of our freeze-dried fruit product offerings;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

As of May, 2021, we have launched our direct-to-consumer freeze-dried consumer packaged good (CPG) food brand, under our Sow Good brand. Sow Good launches with its first line of non-GMO products including 6 ready-to-make smoothies and 9 snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good packaged snack lineup includes single-ingredient fruits and vegetables such as Mon Cherry (cherries); Cool Beans (edamame); and What’s Apple’n (apples). Smoothies are $7.50 each and packaged snacks are $5.25 per bag. We expect to add additional products in 2021, including soups and to launch our Sustain Us brand and product line.

In addition, we completed the build-out of our production facility in March, and have finalized products and packaging, while delivering samples to potential B2B customers.

Our first freeze drier successfully completed its production testing in March 2021. The company is now producing its own freeze-dried fruits and vegetables from individual quick freeze (IQF) raw materials. Freeze dried food production also continues to be supplemented by our relationships with co-manufacturing partners.

Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

With the extensive freeze-dried manufacturing and food product-focused business development experience of our senior management team, we believe we are well positioned to lead the Company's growth and development in the freeze-dried food industry.

Going Concern Uncertainty

As of March 31, 2021, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $37,486,215, and had cash and liquid securities on hand of $3,057,253. As of March 31, 2021, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently seeking additional sources of capital to fund short term operations. The Company intends to sell its AESE shares to continue as a going concern, however, there can be no assurance the share price will be sufficient to sustain operations, therefore the Company may be dependent upon its ability to secure equity and/or debt financing and there are also no assurances that the Company will be successful; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

We continue to pursue sources of additional capital through various financing transactions or arrangements, including equity financing or other means. We may not be successful in identifying suitable funding transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital. As of May 6th 2021, the Company had $1,862,434 of cash on hand and shares in AESE stock with a fair market value of $425,950.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,		Increase /
	2021	2020	(Decrease)

Revenues	$–	$–	$–
Total revenues:	–	–	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	381,253	219,724	161,529
Salaries and benefits, stock-based	375,891	21,489	354,402
Professional services	101,899	84,984	16,915
Other general and administrative expenses	286,821	91,150	195,671
Total general and administrative expenses	1,145,864	417,347	728,517
Depreciation and amortization	4,996	271	4,725
Total operating expenses	1,150,860	417,618	733,242

Net operating loss	(1,150,860)	(417,618)	733,242

Other income (expense)
Interest expense, including $13,795 of warrants issued as a debt discount for the three months ending March 31, 2020	(1,512)	(15,109)	(13,597)
Gain on early extinguishment of debt	113,772	–	113,772
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	230,723	(2,212,852)	2,443,575
Total other income (expense)	342,983	(2,227,961)	2,570,944

Net loss	$(807,877)	$(2,645,579)	$(1,837,702)

Revenues

The Company did not earn any revenues during the three months ended March 31, 2021 or 2020.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2021 were $381,253, compared to $219,724 for the three months ended March 31, 2020, an increase of $161,529, or 74%. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations.

Salaries and benefits, stock-based

Salaries and benefits, stock-based compensation expense for the three months ended March 31, 2021 was $375,891, compared to $21,489 for the three months ended March 31, 2020, an increase of $354,402, or 1,649%. Stock-based compensation consists of $121,221 and $21,489 of stock options expense incurred in the three months ended March 31, 2021 and 2020, respectively, and $254,670 of expense related to shares of common stock issued to officers and directors in the current period for services rendered. Stock-based compensation increased as management accepted stock-based compensation in lieu of cash while the Company developed its freeze-dried food operations.

Professional services

Professional services were $101,899 for the 2021 period, compared to $84,984 for the 2020 period, an increase of $16,915, or 20%. The increase was primarily due to legal fees incurred in connection with our name change in January 2021 and our sale of common stock in February 2021.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2021 was $286,821, compared to $91,150 for the three months ended March 31, 2020, an increase of $195,671, or 215%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the three months ended March 31, 2021 was $4,996, compared to $271 for the three months ended March 31, 2020, an increase of $4,725, or 1,744%. The increase is attributable to the addition of new computer equipment in 2020 and 2021.

Other income (expense)

In the three months ended March 31, 2021, other income was $342,983, consisting of a $113,772 gain on early extinguishment of debt and a net gain on investments in Allied Esports Entertainment, Inc. securities of $230,723, as offset by $1,512 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs. During the comparative three months ended March 31, 2020, other expense was $2,227,961, consisting of $1,314 of interest expense derived from the business loans the Company received from Cadence Bank, N.A and RBC Capital Markets, LLC, and $13,795 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net loss on investments in Allied Esports Entertainment, Inc. of $2,212,852.

Net loss

Net loss for the three months ended March 31, 2021 was $807,877, compared to $2,645,579 during the three months ended March 31, 2020, a decrease of $1,837,702, or 69%. The decreased net loss was due primarily to our gain on investments in Allied Esports Entertainment, Inc. securities, compared to our prior period loss on investments.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
	2021	2020
Current Assets	$3,567,292	$2,390,944

Current Liabilities	$505,671	$622,791

Working Capital	$3,061,621	$1,768,153

As of March 31, 2021, we had working capital of $3,061,621.

The following table summarizes our cash flows during the three-month periods ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(1,194,871)	$(321,659)
Net cash used in investing activities	(696,745)	–
Net cash provided by financing activities	2,525,000	265,000

Net change in cash and cash equivalents	$633,384	$(56,659)

Net cash used in operating activities was $1,194,871 and $321,659 for the three months ended March 31, 2021 and 2020, respectively, a period over period increase of $873,212. The increase was primarily due to an increase of $315,493 in inventory purchases, as well as, increased costs as we moved our operations from Minnesota to Texas to develop our new freeze-dried food business.

Net cash used in investing activities were $696,745 for the three months ended March 31, 2021. Cash used in investing activities were comprised of $38,208 of fixed asset purchases, along with $658,537 of construction in progress costs during the three months ended March 31, 2021, as we built out our freeze-dried foods warehouse and equipment.

Net cash provided by financing activities was $2,525,000 and $265,000 for the three months ended March 31, 2021 and 2020, respectively. All of the 2021 activity was the result of the $2,525,000 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, compared to $265,000 of net proceeds received from notes payable in the comparative three months ended March 31, 2020.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2021, our balance of cash was $2,546,113 and we had total working capital of $3,061,621. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of March 31, 2021 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze-dried foods business which will put a strain on our cash resources. Should the Company be successful in launching its products, we may pursue the expansion of our production capabilities through the construction of a second freeze drier. Adding a second freeze drier would require approximately $1 million of incremental capital and would likely require the Company to identify additional sources of funding. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended March 31, 2021 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Issued in Completion of Acquisition

On January 4, 2021, we issued 500,973 shares of common stock, restricted in accordance with Rule 144, to S-FDF, LLC, a Texas limited liability company, pursuant to an asset purchase agreement.

Common Stock Sold for Cash

On February 5, 2021, the Company sold an aggregate 631,250 shares of its common stock, restricted in accordance with Rule 144, to multiple accredited investors in exchange for total proceeds of $2,525,000.

Common Stock Issued for Services

On February 28, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On February 28, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On January 31, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On January 31, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On January 27, 2021, we issued 6,400 shares of common stock, restricted in accordance with Rule 144, to a board member for services.

On January 7, 2021, we issued 18,133 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On January 7, 2021, we issued 16,623 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.01 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Stock Purchase Agreement, dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)
10.4*	Amendment to 2020 Stock Incentive Plan adopted in October 2020
10.5*	Amendment to 2020 Stock Incentive Plan adopted in January 2021
10.6*	Amendment to 2020 Stock Incentive Plan adopted in March 2021
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: May 12, 2021	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Burke
Chief Financial Officer (Principal Financial Officer)

