Form 10-Q
period 2021-06-30
Sow Good Inc.
filed 2021-08-16
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2021

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

The number of shares of registrant’s common stock outstanding as of August 13, 2021 was 4,716,065.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,754,381	$1,912,729
Accounts receivable	1,074	–
Investment in Allied Esports Entertainment, Inc.	–	280,417
Prepaid expenses	42,209	56,427
Inventory	858,774	141,371
Total current assets	4,656,438	2,390,944

Property and equipment:
Construction in progress	–	1,639,690
Property and equipment	2,942,188	497,494
Less accumulated depreciation	(67,664)	(2,612)
Total property and equipment, net	2,874,524	2,134,572

Security deposit	10,000	10,000
Right-of-use asset	1,361,927	1,394,202
Goodwill	6,411,327	6,411,327

Total assets	$15,314,216	$12,341,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$164,530	$273,862
Accounts payable, related party	–	51,253
Accrued expenses	182,859	257,806
Current portion of operating lease liabilities	42,858	39,870
Total current liabilities	390,247	622,791

Operating lease liabilities	1,377,828	1,399,868
Notes payable	150,000	262,925

Total liabilities	1,918,075	2,285,584

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 3,978,194 and 2,742,890 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,978	2,743
Additional paid-in capital	49,911,440	44,748,859
Common stock payable, consisting of 593,260 and 535,729 shares at June 30, 2021 and December 31, 2020, respectively	2,524,732	1,982,197
Accumulated deficit	(39,044,009)	(36,678,338)
Total stockholders' equity	13,396,141	10,055,461

Total liabilities and stockholders' equity	$15,314,216	$12,341,045

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Revenues	$7,076	$–	$7,076	$–
Cost of goods sold	4,899	–	4,899	–
Gross profit	2,177	–	2,177	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	583,633	233,530	964,886	453,254
Salaries and benefits, stock-based	333,324	49,454	709,215	70,943
Professional services	60,694	111,872	162,593	196,856
Other general and administrative expenses	424,263	50,229	711,084	141,379
Total general and administrative expenses	1,401,914	445,085	2,547,778	862,432
Depreciation and amortization	60,056	379	65,052	650
Total operating expenses	1,461,970	445,464	2,612,830	863,082

Net operating loss	(1,459,793)	(445,464)	(2,610,653)	(863,082)

Other income (expense):
Interest expense, including $363,645 of warrants issued as a debt discount for the three and six months ending June 30, 2020, respectively	(1,222)	(367,652)	(2,734)	(382,761)
Other income	–	2	–	2
Gain on early extinguishment of debt	–	–	113,772	–
Gain (loss) on investment in Allied Esports Entertainment, Inc.	(96,779)	1,529,896	133,944	(682,956)
Total other income (expense)	(98,001)	1,162,246	244,982	(1,065,715)

Net income (loss)	$(1,557,794)	$716,782	$(2,365,671)	$(1,928,797)

Weighted average common shares outstanding - basic	3,963,682	1,600,424	3,813,555	1,600,424
Weighted average common shares outstanding - fully diluted	3,963,682	1,600,545	3,813,555	1,600,424

Net loss per common share - basic	$(0.39)	$0.45	$(0.62)	$(1.21)
Net loss per common share - fully diluted	$(0.39)	$0.45	$(0.62)	$(1.21)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2020	1,600,464	$1,600	$37,340,992	$–	$(34,002,978)	$3,339,614
Common stock options granted to employees and directors for services	–	–	49,454	–	–	49,454
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	112,440	–	–	112,440
Net income for the three months ended June 30, 2020	–	–	–	–	716,782	716,782
Balance, June 30, 2020	1,600,464	$1,600	$37,502,886	$–	$(33,286,196)	$4,218,290

	For the Three Months Ended June 30, 2021
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2021	3,939,439	$3,939	$49,557,882	$72,869	$(37,486,215)	$12,148,475
Common stock sales for cash to officers and directors	–	–	–	1,474,996	–	1,474,996
Common stock sales for cash	–	–	–	997,140	–	997,140
Common stock issued to officers and directors for services	34,755	35	193,318	(20,273)	–	173,080
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	132,604	–	–	132,604
Common stock options granted to employees for services	–	–	7,640	–	–	7,640
Net loss for the three months ended June 30, 2021	–	–	–	–	(1,557,794)	(1,557,794)
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(39,044,009)	$13,396,141

	For the Six Months Ended June 30, 2020
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2019	1,600,464	$1,600	$37,054,503	$–	$(31,357,399)	$5,698,704
Common stock options granted to employees and directors for services	–	–	70,943	–	–	70,943
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	–	377,440
Net loss for the six months ended June 30, 2020	–	–	–	–	(1,928,797)	(1,928,797)
Balance, June 30, 2020	1,600,464	$1,600	$37,502,886	$–	$(33,286,196)	$4,218,290

	For the Six Months Ended June 30, 2021
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	225,000	225	899,775	1,474,996	–	2,374,996
Common stock sales for cash	406,250	406	1,624,594	997,140	–	2,622,140
Common stock issued to officers and directors for services	99,081	99	503,652	(76,001)	–	427,750
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	237,776	–	–	237,776
Common stock options granted to employees for services	–	–	23,689	–	–	23,689
Net loss for the six months ended June 30, 2021	–	–	–	–	(2,365,671)	(2,365,671)
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(39,044,009)	$13,396,141

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,365,671)	$(1,928,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,052	650
(Gain) loss on investment in Allied Esports Entertainment, Inc.	(133,944)	682,956
Gain on early extinguishment of debt	(113,772)	–
Common stock issued to officers and directors for services	427,750	–
Common stock issued to consultants for services	20,000	–
Amortization of stock options	261,465	70,943
Amortization of stock warrants issued as a debt discount	–	377,440
Decrease (increase) in current assets:
Accounts receivable	(1,074)	505
Prepaid expenses	14,218	22,251
Inventory	(717,403)	–
Right-of-use asset	32,275	–
Increase (decrease) in current liabilities:
Accounts payable	(160,585)	57,472
Accrued expenses	(74,100)	33,695
Lease liabilities	(19,052)	–
Net cash used in operating activities	(2,764,841)	(682,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	414,361	962,812
Purchase of property and equipment	(805,004)	–
Net cash provided by (used in) investing activities	(390,643)	962,812

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	–	802,025
Repayments on notes payable	–	(539,100)
Proceeds received from the sale of common stock and subscriptions payable	4,997,136	–
Net cash provided by financing activities	4,997,136	262,925

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,841,652	542,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,912,729	108,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,754,381	$651,608

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$4,895
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$–	$377,440

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

On July 23, 2021, we launched six new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze-dried fruit, almonds, hemp hearts, and coconut oil. Granola products are initially being sold direct-to-consumer and will later be targeted to the business-to-business segment. Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024. With the extensive freeze-dried manufacturing and food product-focused business development experience of our senior management team, we believe we are well positioned to lead the Company's growth and development in the freeze-dried food industry.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $2,968,617 of cash in excess of FIDC and SIPC insured limits at June 30, 2021, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $65,052 and $650 for the six months ended June 30, 2021 and 2020, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

	June 30,	December 31,
	2021	2020
Finished goods	$84,059	$–
Raw materials	153,130	141,371
Work in progress	574,753	–
Packaging materials	46,832	–
	$858,774	$141,371

No reserve for obsolete inventories has been recognized, and we have not yet commenced significant production.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC” 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze-dried food products once operations commence, in accordance with a five-step model in which the Company will evaluate the transfer of promised goods or services and recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company will perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue will be reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions will be dependent on customer pricing and promotional practices. The Company will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates will be based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding – basic	3,963,682	1,600,424	3,813,555	1,600,424
Plus: Potentially dilutive common shares:
Common stock warrants	–	121	–	–
Weighted average common shares outstanding – diluted	3,963,682	1,600,545	3,813,555	1,600,424

For the three months ended June 30, 2021, and the six months ended June 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Stock options and warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 765,144 and 378,871 as of June 30, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $709,215 and $70,943, consisting entirely of expenses related to common stock and options issued for services for the six months ended June 30, 2021 and 2020, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the six months ended June 30, 2020.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2021, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $39,044,009, and had cash on hand of $3,754,381. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations, and the Company raised an additional $564,661 from sale of common stock in July, as noted in our subsequent events footnote.

In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

	For the Six Months Ended June 30,
	2021	2020(2)
	(Unaudited)	(Unaudited)
Revenues	$–	$–
Net operating loss	$(2,610,653)	$(863,082)
Net loss	$(2,365,671)	$(1,928,797)
Weighted average common shares outstanding – basic and fully diluted	3,821,859	3,226,394
Net loss per common share – basic and fully diluted	$(0.62)	$(0.60)

(2)	S-FDF, LLC was formed on May 4, 2020, therefore pro forma operation for the six months ended June 30, 2020 are identical to the Company’s actual results, other than the basic and fully diluted net income per share amounts.

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

Common Stock Payable Awarded to Officers

On June 30, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during June 30, 2021. The aggregate fair value of the shares was $25,156 and $27,440 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 7, 2021, in satisfaction of the outstanding common stock payable.

Issuance of Shares for Services

On May 31, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for May 2021. The aggregate fair value of the shares was $26,320 and $28,709 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for April 2021. The aggregate fair value of the shares was $31,307 and $34,148 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

On March 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services for March 2021. The aggregate fair value of the shares was $34,853 and $38,016 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 6, 2021, in satisfaction of the outstanding common stock payable.

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

Common Stock Sold for Cash, Subscriptions Payable

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,036,797, of which $2,472,136 was received on June 30, 2021, which was recognized as a subscription payable as the underlying 581,675 shares were subsequently issued on July 9, 2021. A total of 407,204 of these shares, or proceeds of $1,730,621 were purchased by officers and directors, including 347,057 shares, or $1,474,996, received on June 30, 2021.

Common Stock Sold for Cash

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

Options Granted

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a ten-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were expensed over the vesting period, resulting in $5,736 of stock-based compensation expense during the six months ended June 30, 2021.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a ten-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $7,769 of stock-based compensation expense during the six months ended June 30, 2021.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a ten-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $95,560 of stock-based compensation expense during the six months ended June 30, 2021.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,754,381	$–	$–
Goodwill	6,411,327	–	–
Total assets	10,165,708	–	–
Liabilities
Notes payable	–	150,000	–
Total liabilities	–	150,000	–
	$10,165,708	$(150,000)	$–

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,912,729	$–	$–
Investment in Allied Esports Entertainment, Inc.	280,417	–	–
Goodwill	6,411,327	–	–
Total assets	8,604,473	–	–
Liabilities
Notes payable	–	262,925	–
Total liabilities	–	262,925	–
	$8,604,473	$(262,925)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2021.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid software licenses	$10,689	$26,853
Prepaid insurance costs	11,065	11,325
Prepaid employee benefits	500	8,082
Prepaid office and other costs	19,955	10,167
Total prepaid expenses	$42,209	$56,427

Note 8 – Property and Equipment

Property and equipment at June 30, 2021 and December 31, 2020, consists of the following:

	June 30,	December 31,
	2021	2020
Office equipment	$13,873	$5,042
Machinery	1,337,166	183,680
Software	70,000	49,000
Website	342,477	259,772
Leasehold improvements	1,178,672	–
Construction in progress	–	1,639,690
	2,942,188	2,137,184
Less: Accumulated depreciation and amortization	(67,664)	(2,612)
Total property and equipment, net	$2,874,524	$2,134,572

Construction in progress consisted of costs incurred to build out our manufacturing facility in Irving Texas, along with the construction of our freeze driers. These costs have been capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

On September 30, 2020, the Company disposed of computer equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $5,369, which represented the net book value at the time of disposal.

The Company recognized depreciation expense of $65,052 and $650 for the six months ended June 30, 2021 and 2020, respectively.

Note 9 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”). The Company subsequently sold 2,148,399 shares for total net proceeds of $3,522,428, sold warrants to purchase 505,000 Sponsor Warrants for total proceeds of $73,668, and distributed 537,101 Sponsor Shares to employees and directors under the 2018 Management Incentive Plan.

As of June 30, 2021, the Company had completely sold its investment in AESE’s common stock, resulting in gains (losses) on our investment in securities, as follows:

	June 30,	June 30,
	2021	2020
Net gain (loss) on investment in Allied Esports Entertainment, Inc. securities	$133,944	$(682,956)
Less: Net gains and losses recognized on equity securities sold during the period	(133,944)	(138,696)
Less: Gain on deferred compensation payable in shares of AESE	–	(263,179)
Unrealized loss recognized on equity securities still held at the end of the period	$–	$(1,084,831)

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

The components of lease expense were as follows:

For the Six
Months Ended
June 30,
2021
Operating lease cost:
Fixed rent expense	$73,440

Supplemental balance sheet information related to leases was as follows:

June 30,
2021
Operating leases:
Operating lease assets	$1,361,927

Current portion of operating lease liabilities	$42,858
Noncurrent operating lease liabilities	1,377,828
Total operating lease liabilities	$1,420,686

Weighted average remaining lease term:
Operating leases	14.5 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$19,052

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,420,686

The future minimum lease payments due under operating leases as of June 30, 2021 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the six months remaining)	$61,422
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
2,139,577
Less effects of discounting	718,891
Lease liability recognized	$1,420,686

Note 11 – Notes Payable

Notes payable consists of the following at June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021	December 31, 2020

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note could have been repaid at any time without penalty. Under the Payroll Protection Program, the Company received loan forgiveness of $113,772, consisting of $112,925 of principal and $847 of accrued interest, on January 19, 2021. The forgiveness amount was equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note.	–	112,925

Total notes payable	150,000	262,925
Less unamortized derivative discounts:	–	–
Notes payable	150,000	262,925
Less: current maturities	–	–
Notes payable, less current maturities	$150,000	$262,925

The Company recognized $2,734 and $382,761 of interest expense, consisting of $2,734 and $5,321 of interest and $0 and $377,440 of stock-based warrant expense pursuant to the amortization of the debt discounts, during the six months ended June 30, 2021 and 2020, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of June 30, 2021, a total of 3,978,194 shares of common stock have been issued.

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

Common Stock Payable Awarded to Officers

On June 30, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during June 30, 2021. The aggregate fair value of the shares was $25,156 and $27,440 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on July 7, 2021, in satisfaction of the outstanding common stock payable.

Issuance of Shares for Services

On May 31, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for May 2021. The aggregate fair value of the shares was $26,320 and $28,709 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

On May 25, 2021, the Company issued 2,000 shares to each of two advisory board members for their services. The total aggregate fair value of the shares was $20,000, based on the closing price of the Company’s common stock on the date of grant.

On April 30, 2021, the Company issued 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services for April 2021. The aggregate fair value of the shares was $31,307 and $34,148 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

On March 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services for March 2021. The aggregate fair value of the shares was $34,853 and $38,016 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 6, 2021, in satisfaction of the outstanding common stock payable.

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

Common Stock Sold for Cash, Subscriptions Payable

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,036,797, of which $2,472,136 was received on June 30, 2021, which was recognized as a subscription payable as the underlying 581,675 shares were subsequently issued on July 9, 2021. A total of 407,204 of these shares, or proceeds of $1,730,621 were purchased by officers and directors, including 347,057 shares, or $1,474,996, received on June 30, 2021.

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

Outstanding Options

Options to purchase an aggregate total of 658,844 shares of common stock at a weighted average strike price of $5.94, exercisable over a weighted average life of 9.14 years were outstanding as of June 30, 2021.

Options Granted

On May 25, 2021, two advisory board members were granted options to purchase an aggregate 6,000 shares of the Company’s common stock, having an exercise price of $5.00 per share, exercisable over a ten-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 191% and a call option value of $4.9272, was $29,562. The options were expensed over the vesting period, resulting in $4,147 of stock-based compensation expense during the six months ended June 30, 2021.

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10 ten-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were expensed over the vesting period, resulting in $5,736 of stock-based compensation expense during the six months ended June 30, 2021.

On April 22, 2021, a total of fifteen employees and consultants were granted options to purchase an aggregate 19,875 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a ten-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $108,082. The options were expensed over the vesting period, resulting in $584 of stock-based compensation expense during the six months ended June 30, 2021.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a ten-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $7,769 of stock-based compensation expense during the six months ended June 30, 2021.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a ten-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $95,560 of stock-based compensation expense during the six months ended June 30, 2021.

The Company recognized a total of $261,465, and $70,943 of compensation expense during the six months ended June 30, 2021 and 2020, respectively, related to common stock options issued to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $2,200,507 as of June 30, 2021.

Options Exercised

No options were exercised during the six months ended June 30, 2021 and 2020.

Options Forfeited

A total of 28,205 options with a weighted average exercise price of $50.74 were forfeited during the six months ended June 30, 2021.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 106,300 shares of common stock at a $3.99 strike price, exercisable over a weighted average life of 8.61 years were outstanding as of June 30, 2021.

Warrants Granted

No warrants were granted during the six months ended June 30, 2021 and 2020.

Warrants Exercised

No warrants were exercised during the six months ended June 30, 2021 and 2020.

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

Losses incurred during the period from April 9, 2011 (inception) to June 30, 2021 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2021, net deferred tax assets were $5,981,775, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $5,981,775 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2021 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2021.

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

The future minimum lease payments due under operating leases as of June 30, 2021 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the six months remaining)	$61,422
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
Total	2,139,577
Less effects of discounting	718,891
Lease liability recognized	$1,420,686

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Common Stock Awarded to Officers

On July 31, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services during July 2021.

Common Stock Issued to Officers on Common Stock Payable

On July 7, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services earned during June 2021 in satisfaction of the outstanding common stock payable.

Common Stock Sold for Cash

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,036,797, of which $2,472,136 was received on June 30, 2021, which was recognized as a subscription payable as the underlying 581,675 shares were subsequently issued on July 9, 2021.

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

As of May, 2021, we have launched our direct-to-consumer freeze-dried consumer packaged goods (CPG) food brand, under our Sow Good brand. Sow Good launches with its first line of non-GMO products including six ready-to-make smoothies and nine snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good packaged snack lineup includes single-ingredient fruits and vegetables such as Mon Cherry (cherries); Cool Beans (edamame); and What’s Apple’n (apples).

On July 23, 20201, we launched six new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze-dried fruit, almonds, hemp hearts, and coconut oil. Granola products are initially being sold direct-to-consumer and will later be targeted to the business-to-business segment. Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024. With the extensive freeze-dried manufacturing and food product-focused business development experience of our senior management team, we believe we are well positioned to lead the Company's growth and development in the freeze-dried food industry.

Going Concern Uncertainty

As of June 30, 2021, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $39,044,009, and had cash on hand of $3,754,381. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations, and the Company raised an additional $564,661 from sale of common stock in July, as noted in our subsequent events footnote. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, experienced net negative cash flows from operations, and, as set forth above, the Company’s cash on hand may not be sufficient to sustain operations. We continue to pursue sources of additional capital through various financing transactions or arrangements, including equity financing or other means. We may not be successful in identifying suitable financing transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)

Revenues	$7,076	$–	$7,076
Cost of goods sold	4,899	–	4,899
Gross Profit	2,177	–	2,177

Operating expenses:
General and administrative expenses:
Salaries and benefits	583,633	233,530	350,103
Salaries and benefits, stock-based	333,324	49,454	283,870
Professional services	60,694	111,872	(51,178)
Other general and administrative expenses	424,263	50,229	374,034
Total general and administrative expenses	1,401,914	445,085	956,829
Depreciation and amortization	60,056	379	59,677
Total operating expenses	1,461,970	445,464	1,016,506

Net operating loss	(1,459,793)	(445,464)	1,014,329

Other income (expense)
Interest expense, including $363,645 of warrants issued as a debt discount for the three months ending June 30, 2020	(1,222)	(367,652)	(366,430)
Other income	–	2	(2)
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	(96,779)	1,529,896	(1,626,675)
Total other income (expense)	(98,001)	1,162,246	(1,260,247)

Net income (loss)	$(1,557,794)	$716,782	$(2,274,576)

Revenues

Revenues commenced during the three months ended June 30, 2021, which were generated by online sales of our freeze-dried foods products. These revenues were minimal, as we test launched our products. The Company did not earn any revenues during the comparative three months ended June 30, 2020. We anticipate increased revenues over the remainder of the year, although there can be no assurance.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 were $4,899, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 31% during the quarter. The Company did not have any cost of goods sold during the comparative three months ended June 30, 2020.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2021 were $583,633, compared to $233,530 for the three months ended June 30, 2020, an increase of $350,103, or 150%. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations.

Salaries and benefits, stock-based

Salaries and benefits, stock-based compensation expense for the three months ended June 30, 2021 was $333,324, compared to $49,454 for the three months ended June 30, 2020, an increase of $283,870, or 574%. Stock-based compensation consists of $140,244 and $21,489 of stock options expense incurred in the three months ended June 30, 2021 and 2020, respectively, and $193,080 of expense related to shares of common stock issued to officers and consultants in the current period for services rendered. Stock-based compensation increased as management accepted stock-based compensation in lieu of cash while the Company developed its freeze-dried food operations.

Professional services

Professional services were $60,694 for the 2021 period, compared to $111,872 for the 2020 period, a decrease of $51,178, or 46%. The decrease was primarily due to legal fees incurred in connection with our asset purchase agreement with S-FDF, LLC in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2021 was $424,263, compared to $50,229 for the three months ended June 30, 2020, an increase of $374,034, or 745%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the three months ended June 30, 2021 was $60,056, compared to $379 for the three months ended June 30, 2020, an increase of $59,677, or 15,746%. The increase is attributable to the addition of new equipment placed in service in 2020 and 2021.

Other income (expense)

In the three months ended June 30, 2021, other expense was $98,001, consisting of $1,222 of interest expense on operating loans from the EIDL program, and a $96,779 loss on investments in Allied Esports Entertainment, Inc. securities. During the comparative three months ended June 30, 2020, other income was $1,162,246, consisting of $4,007 of interest expense derived from the business loans the Company received from Cadence Bank, N.A and RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, and $363,645 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net gain on investments in Allied Esports Entertainment, Inc. securities of $1,529,896.

Net income (loss)

Net loss for the three months ended June 30, 2021 was $1,557,794, compared to net income of $716,782 during the three months ended June 30, 2020, an increased net loss of $2,274,576, or 317%. The increased net loss was due primarily to current costs associated with the development of our freeze-dried food operations, and our loss on investments in Allied Esports Entertainment, Inc. securities, compared to our prior period gain on investments.

Results of Operations for the Six Months Ended June 30, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)

Revenues	$7,076	$–	$7,076
Cost of goods sold	4,899	–	4,899
Gross Profit	2,177	–	2,177

Operating expenses:
General and administrative expenses:
Salaries and benefits	964,886	453,254	511,632
Salaries and benefits, stock-based	709,215	70,943	638,272
Professional services	162,593	196,856	(34,263)
Other general and administrative expenses	711,084	141,379	569,705
Total general and administrative expenses	2,547,778	862,432	1,685,346
Depreciation and amortization	65,052	650	64,402
Total operating expenses	2,612,830	863,082	1,749,748

Net operating loss	(2,610,653)	(863,082)	1,747,571

Other income (expense)
Interest expense, including $363,645 of warrants issued as a debt discount for the three months ending June 30, 2020	(2,734)	(382,761)	(380,027)
Other income	–	2	(2)
Gain on early extinguishment of debt	113,772	–	113,772
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	133,944	(682,956)	816,900
Total other income (expense)	244,982	(1,065,715)	1,310,697

Net loss	$(2,365,671)	$(1,928,797)	$436,874

Revenues

Revenues commenced during the six months ended June 30, 2021, which were generated by online sales of our freeze-dried foods products. These revenues were minimal, as we test launched our products. The Company did not earn any revenues during the comparative six months ended June 30, 2020. We anticipate increased revenues over the remainder of the year, although there can be no assurance.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021 were $4,899, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 31% during the quarter. The Company did not have any cost of goods sold during the comparative six months ended June 30, 2020.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2021 were $964,886, compared to $453,254 for the six months ended June 30, 2020, an increase of $511,632, or 113%. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations.

Salaries and benefits, stock-based

Salaries and benefits, stock-based compensation expense for the six months ended June 30, 2021 was $709,215, compared to $70,943 for the six months ended June 30, 2020, an increase of $638,272, or 900%. Stock-based compensation consists of $261,465 and $70,943 of stock options expense incurred in the six months ended June 30, 2021 and 2020, respectively, and $447,750 of expense related to shares of common stock issued to officers and consultants in the current period for services rendered. Stock-based compensation increased as management accepted stock-based compensation in lieu of cash while the Company developed its freeze-dried food operations.

Professional services

Professional services were $162,593 for the 2021 period, compared to $196,856 for the 2020 period, a decrease of $34,263, or 17%. The decrease was primarily due to legal fees incurred in connection with our asset purchase agreement with S-FDF, LLC in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2021 was $711,084, compared to $141,379 for the six months ended June 30, 2020, an increase of $569,705, or 403%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the six months ended June 30, 2021 was $65,052, compared to $650 for the six months ended June 30, 2020, an increase of $64,402, or 9,908%. The increase is attributable to the addition of new equipment placed in service in 2020 and 2021.

Other income (expense)

In the six months ended June 30, 2021, other income was $244,982, consisting of a gain on investments in Allied Esports Entertainment, Inc. securities of $133,944 and a gain on early extinguishment of debt of $113,772 related to the forgiveness of the PPP loan, as offset by $2,734 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs. During the comparative six months ended June 30, 2020, other expense was $1,065,715, consisting of $382,761 of interest expense derived from the business loans the Company received from Cadence Bank, N.A, RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, including $377,440 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net loss on investments in Allied Esports Entertainment, Inc. of $682,956, as offset by $2 of interest income.

Net loss

Net loss for the six months ended June 30, 2021 was $2,365,671, compared to $1,928,797 during the six months ended June 30, 2020, an increase of $436,874, or 23%. The increased net loss was due primarily by increased stock-based compensation and costs associated with the development of our freeze-dried food operations, as partially offset by our gain on early extinguishment of debt and gain on investments in Allied Esports Entertainment, Inc. securities, compared to our prior period loss on investments.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020
Current Assets	$4,656,438	$2,390,944

Current Liabilities	$390,247	$622,791

Working Capital	$4,266,191	$1,768,153

As of June 30, 2021, we had working capital of $4,266,191.

The following table summarizes our cash flows during the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(2,764,841)	$(682,885)
Net cash provided by (used in) investing activities	(390,643)	962,812
Net cash provided by financing activities	4,997,136	262,925

Net change in cash and cash equivalents	$1,841,652	$542,852

Net cash used in operating activities was $2,764,841 and $682,885 for the six months ended June 30, 2021 and 2020, respectively, a period over period increase of $2,081,956. The increase was primarily due to an increase of $717,403 in inventory purchases, as well as, increased costs as we moved our operations from Minnesota to Texas to develop our new freeze-dried food business.

Net cash used in investing activities were $390,643 for the six months ended June 30, 2021. Cash used in investing activities were comprised of $805,004 of fixed asset purchases, as partially offset by $414,361 of proceeds received from the sale of investments in Allied Esports Entertainment, Inc. securities during the six months ended June 30, 2021, as we built out our freeze-dried foods warehouse and equipment.

Net cash provided by financing activities was $4,997,136 and $262,925 for the six months ended June 30, 2021 and 2020, respectively. All of the 2021 activity was the result of the $4,997,136 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and another 581,675 shares we sold at $4.25 per share, compared to $262,925 of net proceeds received and repayments on notes payable in the comparative six months ended June 30, 2020.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2021, our balance of cash was $3,754,381 and we had total working capital of $4,266,191. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of June 30, 2021 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze-dried foods business which will put a strain on our cash resources. Should the Company be successful in launching its products, we may pursue the expansion of our production capabilities through the construction of a second freeze drier. Adding a second freeze drier would require approximately $1 million of incremental capital and would likely require the Company to identify additional sources of funding. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended June 30, 2021 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Issued for Services

On May 31, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On May 31, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On May 25, 2021, we issued a total of 4,000 shares of common stock, restricted in accordance with Rule 144, for advisory board services among two newly appointed advisors.

On April 30, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On April 30, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On April 6, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On April 6, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.01 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Stock Purchase Agreement, dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)
10.4	Amendment to 2020 Stock Incentive Plan adopted in October 2020 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.5	Amendment to 2020 Stock Incentive Plan adopted in January 2021 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.6	Amendment to 2020 Stock Incentive Plan adopted in March 2021 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.7	Stock Purchase Agreement, dated June 30, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: August 16, 2021	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Burke
Chief Financial Officer (Principal Financial Officer)

