Form 10-Q
period 2021-09-30
Sow Good Inc.
filed 2021-11-15
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2021

or

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

The number of shares of registrant’s common stock outstanding as of November 12, 2021 was 4,750,820.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,580,489	$1,912,729
Accounts receivable	8,020	–
Investment in Allied Esports Entertainment, Inc.	–	280,417
Prepaid expenses	81,420	56,427
Inventory	1,162,470	141,371
Total current assets	3,832,399	2,390,944

Property and equipment:
Construction in progress	–	1,639,690
Property and equipment	3,141,795	497,494
Less accumulated depreciation	(132,527)	(2,612)
Total property and equipment, net	3,009,268	2,134,572

Security deposit	10,000	10,000
Right-of-use asset	1,345,582	1,394,202
Goodwill	6,411,327	6,411,327

Total assets	$14,608,576	$12,341,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$187,944	$273,862
Accounts payable, related party	–	51,253
Accrued expenses	174,602	257,806
Current portion of operating lease liabilities	44,394	39,870
Total current liabilities	406,940	622,791

Operating lease liabilities	1,366,259	1,399,868
Notes payable	150,000	262,925

Total liabilities	1,923,199	2,285,584

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,727,650 and 2,742,890 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,728	2,743
Additional paid-in capital	53,273,798	44,748,859
Common stock payable, consisting of 11,585 and 535,729 shares at September 30, 2021 and December 31, 2020, respectively	33,017	1,982,197
Accumulated deficit	(40,626,166)	(36,678,338)
Total stockholders' equity	12,685,377	10,055,461

Total liabilities and stockholders' equity	$14,608,576	$12,341,045

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenues	$21,137	$–	$28,213	$–
Cost of goods sold	19,396	–	24,295	–
Gross profit	1,741	–	3,918	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	936,783	805,938	2,610,884	1,330,135
Professional services	108,186	130,234	270,779	327,090
Other general and administrative expenses	472,369	45,001	1,183,453	186,380
Total general and administrative expenses	1,517,338	981,173	4,065,116	1,843,605
Depreciation and amortization	64,863	380	129,915	1,030
Total operating expenses	1,582,201	981,553	4,195,031	1,844,635

Net operating loss	(1,580,460)	(981,553)	(4,191,113)	(1,844,635)

Other income (expense):
Interest expense, including $377,440 of warrants issued as a debt discount for the nine months ending September 30, 2020	(1,697)	(1,695)	(4,431)	(384,456)
Other income	–	14	–	16
Loss on disposal of property and equipment	–	(5,369)	–	(5,369)
Gain on early extinguishment of debt	–	–	113,772	–
Gain (loss) on investment in Allied Esports Entertainment, Inc.	–	(1,503,601)	133,944	(2,186,557)
Total other income (expense)	(1,697)	(1,510,651)	243,285	(2,576,366)

Net loss	$(1,582,157)	$(2,492,204)	$(3,947,828)	$(4,421,001)

Weighted average common shares outstanding - basic and fully diluted	4,645,393	1,600,424	4,093,882	1,600,424
Net loss per common share - basic and fully diluted	$(0.34)	$(1.56)	$(0.96)	$(2.76)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2020
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2020	1,600,464	$1,600	$37,502,886	$–	$(33,286,196)	$4,218,290
Common stock options granted to employees and directors for services	–	–	322,888	–	–	322,888
Net income for the nine months ended September 30, 2020	–	–	–	–	(2,492,204)	(2,492,204)
Balance, September 30, 2020	1,600,464	$1,600	$37,825,774	$–	$(35,778,400)	$2,048,974

	For the Three Months Ended September 30, 2021
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(40,626,166)	$13,342,580
Common stock sales for cash to officers and directors	430,733	431	1,830,190	(1,474,996)	–	355,625
Common stock sales for cash	283,968	284	1,206,606	(997,140)	–	209,750
Common stock issued to officers and directors for services	34,755	35	179,996	(19,579)	–	160,452
Common stock options granted to officers and directors for services	–	–	135,804	–	–	135,804
Common stock options granted to employees for services	–	–	9,762	–	–	9,762
Net loss for the three months ended September 30, 2021	–	–	–	–	(1,582,157)	(1,582,157)
Balance, September 30, 2021	4,727,650	$4,728	$53,273,798	$33,017	$(40,626,166)	$12,685,377

	For the Nine Months Ended September 30, 2020
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2019	1,600,464	$1,600	$37,054,503	$–	$(31,357,399)	$5,698,704
Common stock options granted to employees and directors for services	–	–	393,831	–	–	393,831
Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	–	377,440
Net loss for the nine months ended September 30, 2020	–	–	–	–	(4,421,001)	(4,421,001)
Balance, September 30, 2020	1,600,464	$1,600	$37,825,774	$–	$(35,778,400)	$2,048,974

	For the Nine Months Ended September 30, 2021
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	655,733	656	2,729,965	–	–	2,730,621
Common stock sales for cash	690,218	690	2,831,200	–	–	2,831,890
Common stock issued to officers and directors for services	133,836	134	683,648	(95,580)	–	588,202
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	373,580	–	–	373,580
Common stock options granted to employees for services	–	–	33,451	–	–	33,451
Net loss for the nine months ended September 30, 2021	–	–	–	–	(3,947,828)	(3,947,828)
Balance, September 30, 2021	4,727,650	$4,728	$53,273,798	$33,017	$(40,626,166)	$12,685,377

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,947,828)	$(4,421,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,915	1,030
Loss on disposal of property and equipment	–	5,369
(Gain) loss on investment in Allied Esports Entertainment, Inc.	(133,944)	2,186,557
Gain on early extinguishment of debt	(113,772)	–
Common stock issued to officers and directors for services	588,202	–
Common stock issued to consultants for services	20,000	–
Amortization of stock options	407,031	393,831
Amortization of stock warrants issued as a debt discount	–	377,440
Decrease (increase) in current assets:
Accounts receivable	(8,020)	505
Prepaid expenses	(24,993)	21,467
Inventory	(1,021,099)	–
Right- of- use asset	48,620	–
Increase (decrease) in current liabilities:
Accounts payable	(137,171)	74,842
Accrued expenses	(82,357)	248,312
Lease liabilities	(29,085)	–
Net cash used in operating activities	(4,304,501)	(1,111,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	414,361	1,157,076
Purchase of property and equipment	(1,004,611)	–
Net cash provided by (used in) investing activities	(590,250)	1,157,076

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	–	802,025
Repayments on notes payable	–	(539,100)
Proceeds received from the sale of common stock and subscriptions payable	5,562,511	–
Net cash provided by financing activities	5,562,511	262,925

NET CHANGE IN CASH AND CASH EQUIVALENTS	667,760	308,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,912,729	108,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,580,489	$417,109

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$4,895
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$–	$377,440
Value of investment in securities distributed to board members and employees	$–	$1,133,281

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

On February 5, 2021, the Company raised over $2.5 million of capital from the sale of 631,250 newly issued shares at a share price of $4.00 in a private placement. The proceeds were used to find capital expenditures and working capital investment.

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze-dried consumer packaged good (CPG) food brand, Sow Good. Sow Good launched with its first line of non-GMO products including 6 ready-to-make smoothies and 9 snacks.

On July 7, 2021, the Company raised over $3 million of capital from the sale of 714,701 newly issued shares at a share price of $4.25 in a private placement. Investors in the private placement included Sow Good’s Chief Executive Officer, Executive Chairman, and Chief Financial Officer, in addition to other Sow Good board members and a small group of accredited investors. The proceeds are being used to invest in inventory ahead of pursuing larger business-to-business relationships, as well as funding incremental capital expenditures and general operating expenses.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $1,813,489 of cash in excess of FIDC and SIPC insured limits at September 30, 2021, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $129,915 and $1,030 for the nine months ended September 30, 2021 and 2020, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following:

	September 30,	December 31,
	2021	2020
Finished goods	$242,877	$–
Raw materials	207,400	141,371
Work in progress	654,972	–
Packaging materials	57,221	–
Total inventory	$1,162,470	$141,371

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $1,015,233 and $393,831, consisting entirely of expenses related to common stock and options issued for services for the nine months ended September 30, 2021 and 2020, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the nine months ended September 30, 2020.

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

No other new accounting pronouncements, issued or effective during the period ended September 30, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2021, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $40,626,166, and had cash on hand of $2,580,489. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

	For the Nine Months Ended September 30,
	2021	2020(2)
	(Unaudited)	(Unaudited)
Revenues	$28,213	$–
Net operating loss	$(4,191,113)	$(1,844,635)
Net loss	$(3,947,828)	$(4,421,001)
Weighted average common shares outstanding – basic and fully diluted	4,099,387	3,220,528
Net loss per common share – basic and fully diluted	$(0.96)	$(1.37)

(2)	S-FDF, LLC was formed on May 4, 2020, therefore pro forma operation for the nine months ended September 30, 2020 are identical to the Company’s actual results, other than the basic and fully diluted net income per share amounts.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Common Stock Payable Awarded to Officers

On September 30, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during September 30, 2021. The aggregate fair value of the shares was $15,792 and $17,225 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 7, 2021, in satisfaction of the outstanding common stock payable.

Issuance of Shares for Services

On various dates between January 31, 2021 and September 7, 2021, the Company issued an aggregate 44,328 and 48,352 shares in monthly increments of 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services. The aggregate fair value of the shares was $246,409 and $268,776 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

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

Common Stock Sold for Cash, Subscriptions Payable

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,037,511, of which $2,472,136 was received on June 30, 2021, which was recognized as a subscription payable as the underlying 581,675 shares were subsequently issued on July 9, 2021. A total of 407,204 of these shares, or proceeds of $1,730,621 were purchased by officers and directors, including 347,057 shares, or $1,474,996, received on June 30, 2021.

Common Stock Sold for Cash

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Granted

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10 year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were expensed over the vesting period, resulting in $13,275 of stock-based compensation expense during the nine months ended September 30, 2021.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10 year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $15,292 of stock-based compensation expense during the nine months ended September 30, 2021.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10 year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $145,230 of stock-based compensation expense during the nine months ended September 30, 2021.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,580,489	$–	$–
Goodwill	6,411,327	–	–
Total assets	8,991,816	–	–
Liabilities
Notes payable	–	150,000	–
Total liabilities	–	150,000	–
	$8,991,816	$(150,000)	$–

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,912,729	$–	$–
Investment in Allied Esports Entertainment, Inc.	280,417	–	–
Goodwill	6,411,327	–	–
Total assets	8,604,473	–	–
Liabilities
Notes payable	–	262,925	–
Total liabilities	–	262,925	–
	$8,604,473	$(262,925)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid software licenses	$41,044	$26,853
Prepaid insurance costs	9,943	11,325
Prepaid employee benefits	–	8,082
Prepaid office and other costs	30,433	10,167
Total prepaid expenses	$81,420	$56,427

Note 8 – Property and Equipment

Property and equipment at September 30, 2021 and December 31, 2020, consists of the following:

	September 30,	December 31,
	2021	2020
Office equipment	$13,873	$5,042
Machinery	1,480,682	183,680
Software	70,000	49,000
Website	373,865	259,772
Leasehold improvements	1,203,375	–
Construction in progress	–	1,639,690
	3,141,795	2,137,184
Less: Accumulated depreciation and amortization	(132,527)	(2,612)
Total property and equipment, net	$3,009,268	$2,134,572

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

The Company recognized depreciation expense of $129,915 and $1,030 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, the Company had completely sold its investment in AESE’s common stock, resulting in gains (losses) on our investment in securities, as follows:

	September 30,	September 30,
	2021	2020
Net gain (loss) on investment in Allied Esports Entertainment, Inc. securities	$133,944	$(2,186,557)
Less: Net gains and losses recognized on equity securities sold during the period	(133,944)	(198,012)
Unrealized loss recognized on equity securities still held at the end of the period	$–	$(2,384,569)

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

For the Nine
Months Ended
September 30,
2021
Operating lease cost:
Fixed rent expense	$110,210

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

September 30,
2021
Operating leases:
Operating lease assets	$1,345,582

Current portion of operating lease liabilities	$44,394
Noncurrent operating lease liabilities	1,366,259
Total operating lease liabilities	$1,410,653

Weighted average remaining lease term:
Operating leases	14.25 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$29,085

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,410,653

The future minimum lease payments due under operating leases as of September 30, 2021 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the three months remaining)	$30,711
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
$2,108,866
Less effects of discounting	698,213
Lease liability recognized	$1,410,653

Note 11 – Notes Payable

Notes payable consists of the following at September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.00% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022. The PPP Note could have been repaid at any time without penalty. Under the Payroll Protection Program, the Company received loan forgiveness of $113,772, consisting of $112,925 of principal and $847 of accrued interest, on January 19, 2021. The forgiveness amount was equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note.	–	112,925

Total notes payable	150,000	262,925
Less: current maturities	–	–
Notes payable, less current maturities	$150,000	$262,925

The Company recognized $4,431 and $384,456 of interest expense, consisting of $4,431 and $7,016 of interest and $-0- and $377,440 of stock-based warrant expense pursuant to the amortization of the debt discounts, during the nine months ended September 30, 2021 and 2020, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of September 30, 2021, a total of 4,727,650 shares of common stock have been issued.

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

Common Stock Payable Awarded to Officers

On September 30, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during September 30, 2021. The aggregate fair value of the shares was $15,792 and $17,225 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on October 7, 2021, in satisfaction of the outstanding common stock payable.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Issuance of Shares for Services

On various dates between January 31, 2021 and September 7, 2021, the Company issued an aggregate 44,328 and 48,352 shares in monthly increments of 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services. The aggregate fair value of the shares was $246,409 and $268,776 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

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

Common Stock Sold for Cash

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,037,511, of which $2,472,136 was received on June 30, 2021, and the other $565,375 was received in July 9, 2021. The shares were all issued on July 9, 2021. A total of 407,204 of these shares, or proceeds of $1,730,621 were purchased by officers and directors, including 347,057 shares, or $1,474,996, received on June 30, 2021.

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the Purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

Note 13 – Options

The 2020 Equity Plan was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019, as provided in the definitive information statement filed with Securities and Exchange Commission on January 10, 2020 (the “DEF 14C”). The description of the 2020 Equity Plan is qualified in its entirety by the text of the 2020 Equity Plan, a copy of which was attached as Annex C to the DEF 14C. On September 29, 2020, January 4, 2021, and March 19, 2021, the Board of Directors adopted and approved amendments that in aggregate increase the number of shares reserved for issuance under the 2020 Equity Plan to an aggregate total of 814,150 shares and such amendments were approved by a majority of shareholders of record on September 3, 2021.

Outstanding Options

Options to purchase an aggregate total of 666,614 shares of common stock at a weighted average strike price of $5.42, exercisable over a weighted average life of 8.9 years were outstanding as of September 30, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Granted

On August 27, 2021, a total of twelve employees and consultants were granted options to purchase an aggregate 11,918 shares of the Company’s common stock, having an exercise price of $6.00 per share, exercisable over a 10 year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.9316, was $70,693. The options were expensed over the vesting period, resulting in $1,317 of stock-based compensation expense during the nine months ended September 30, 2021.

On May 25, 2021, two advisory board members were granted options to purchase an aggregate 6,000 shares of the Company’s common stock, having an exercise price of $5.00 per share, exercisable over a 10 year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 191% and a call option value of $4.9272, was $29,562. The options were expensed over the vesting period, resulting in $2,074 of stock-based compensation expense during the nine months ended September 30, 2021.

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10 year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were expensed over the vesting period, resulting in $13,275 of stock-based compensation expense during the nine months ended September 30, 2021.

On April 22, 2021, a total of fifteen employees and consultants were granted options to purchase an aggregate 19,875 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10 year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $108,082. The options were expensed over the vesting period, resulting in $9,179 of stock-based compensation expense during the nine months ended September 30, 2021.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10 year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options were expensed over the vesting period, resulting in $15,292 of stock-based compensation expense during the nine months ended September 30, 2021.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10 year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options were expensed over the vesting period, resulting in $145,230 of stock-based compensation expense during the nine months ended September 30, 2021.

The Company recognized a total of $407,031, and $393,831 of compensation expense during the nine months ended September 30, 2021 and 2020, respectively, related to common stock options issued to Officers, Directors, and Employees that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $2,045,171 as of September 30, 2021.

Options Exercised

No options were exercised during the nine months ended September 30, 2021 and 2020.

Options Forfeited

A total of 32,353 options with a weighted average exercise price of $44.94 were forfeited during the nine months ended September 30, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 106,300 shares of common stock at a $3.99 strike price, exercisable over a weighted average life of 8.36 years were outstanding as of September 30, 2021.

Warrants Granted

No warrants were granted during the nine months ended September 30, 2021 and 2020.

Warrants Exercised or Expired

No warrants were exercised or expired during the nine months ended September 30, 2021 and 2020.

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

Losses incurred during the period from April 9, 2011 (inception) to September 30, 2021 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2021, net deferred tax assets were $6,293,642, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $6,293,642 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2021 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2021.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The future minimum lease payments due under operating leases as of September 30, 2021 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2021 (for the three months remaining)	$30,711
2022	125,287
2023	129,046
2024	132,917
2025	1,690,905
$2,108,866
Less effects of discounting	698,213
Lease liability recognized	$1,410,653

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Common Stock Awarded to Officers

On October 31, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services during October 2021.

Common Stock Issued to Officers on Common Stock Payable

On October 7, 2021, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services earned during September 2021 in satisfaction of the outstanding common stock payable.

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

During the second quarter of 2021, we launched our direct-to-consumer freeze-dried consumer packaged goods (CPG) food brand, under our Sow Good brand. Sow Good launched its first line of non-GMO products including six ready-to-make smoothies and nine snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good packaged snack lineup includes single-ingredient fruits and vegetables such as Mon Cherry (cherries); Cool Beans (edamame); and What’s Apple’n (apples).

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

Going Concern Uncertainty

As of September 30, 2021, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $40,626,166, and had cash on hand of $2,580,489. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)

Revenues	$21,137	$–	$21,137
Cost of goods sold	19,396	–	19,396
Gross Profit	1,741	–	1,741

Operating expenses:
General and administrative expenses:
Salaries and benefits	936,783	805,938	130,845
Professional services	108,186	130,234	(22,048)
Other general and administrative expenses	472,369	45,001	427,368
Total general and administrative expenses	1,517,338	981,173	536,165
Depreciation and amortization	64,863	380	64,483
Total operating expenses	1,582,201	981,553	600,648

Net operating loss	(1,580,460)	(981,553)	598,907

Other income (expense)
Interest expense	(1,697)	(1,695)	2
Other income	–	14	(14)
Loss on disposal of property and equipment	–	(5,369)	(5,369)
Loss on investment in Allied Esports Entertainment, Inc. securities	–	(1,503,601)	(1,503,601)
Total other income (expense)	(1,697)	(1,510,651)	(1,508,954)

Net loss	$(1,582,157)	$(2,492,204)	$(910,047)

Revenues

Revenues commenced during the current year, which were generated by online sales of our freeze-dried foods products. The revenues were $21,137 for the three months ended September 30, 2021, as we test launched our products. The Company did not earn any revenues during the comparative three months ended September 30, 2020. We anticipate increased revenues over the remainder of the year, although there can be no assurance.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2021 were $19,396, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 8% during the quarter. The Company did not have any cost of goods sold during the comparative three months ended September 30, 2020.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2021 were $936,783, compared to $805,938 for the three months ended September 30, 2020, an increase of $130,845, or 16%, Salaries and benefits included stock-based compensation expense for the three months ended September 30, 2021 of $306,018, compared to $322,888 for the three months ended September 30, 2020, a decrease of $16,870, or 5%. Stock-based compensation consists of $145,566 and $322,888 of stock options expense incurred in the three months ended September 30, 2021 and 2020, respectively, and $160,452 of expense related to shares of common stock issued to officers and consultants in the current period for services rendered. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations and stock-based compensation, as management accepted stock-based compensation in lieu of cash.

Professional services

Professional services were $108,186 for the 2021 period, compared to $130,234 for the 2020 period, a decrease of $22,048, or 17%. The decrease was primarily due to legal fees incurred in connection with our asset purchase agreement with S-FDF, LLC in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2021 was $472,369, compared to $45,001 for the three months ended September 30, 2020, an increase of $427,368, or 950%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the three months ended September 30, 2021 was $64,863, compared to $380 for the three months ended September 30, 2020, an increase of $64,483, or 16,969%. The increase is attributable to the addition of new equipment placed in service in late 2020 and early 2021.

Other income (expense)

In the three months ended September 30, 2021, other expense was $1,697, consisting entirely of interest expense on our EIDL loan with the SBA. During the comparative three months ended September 30, 2020, other expense, on a net basis, was $1,510,651, consisting of $1,695 of interest expense derived from the business loans the Company received from Cadence Bank, N.A and RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, a loss on the disposal of equipment of $5,369, and a net loss on investments in Allied Esports Entertainment, Inc. securities of $1,503,601, as offset by $14 of interest income.

Net loss

Net loss for the three months ended September 30, 2021 was $1,582,157, compared to $2,492,204 during the three months ended September 30, 2020, a decreased net loss of $910,047, or 37%. The decreased net loss was due primarily to our loss on investments in Allied Esports Entertainment, Inc. securities in the comparative period.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)

Revenues	$28,213	$–	$28,213
Cost of goods sold	24,295	–	24,295
Gross Profit	3,918	–	3,918

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,610,884	1,330,135	1,280,749
Professional services	270,779	327,090	(56,311)
Other general and administrative expenses	1,183,453	186,380	997,073
Total general and administrative expenses	4,065,116	1,843,605	2,221,511
Depreciation and amortization	129,915	1,030	128,885
Total operating expenses	4,195,031	1,844,635	2,350,396

Net operating loss	(4,191,113)	(1,844,635)	2,346,478

Other income (expense)
Interest expense, including $377,440 of warrants issued as a debt discount for the nine months ending September 30, 2020	(4,431)	(384,456)	(380,025)
Other income	–	16	(16)
Loss on disposal of property and equipment	–	(5,369)	(5,369)
Gain on early extinguishment of debt	113,772	–	113,772
Gain (loss) on investment in Allied Esports Entertainment, Inc. securities	133,944	(2,186,557)	2,320,501
Total other income (expense)	243,285	(2,576,366)	2,819,651

Net loss	$(3,947,828)	$(4,421,001)	$(473,173)

Revenues

Revenues commenced during the current year, which were generated by online sales of our freeze-dried foods products. The revenues were $28,213 for the nine months ended September 30, 2021, as we test launched our products. The Company did not earn any revenues during the comparative nine months ended September 30, 2020. We anticipate increased revenues over the remainder of the year, although there can be no assurance.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021 were $24,295, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 14% during the period. The Company did not have any cost of goods sold during the comparative nine months ended September 30, 2020.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2021 were $2,610,884, compared to $1,330,135 for the nine months ended September 30, 2020, an increase of $1,280,749, or 96%, Salaries and benefits included stock-based compensation expense of $1,015,233, compared to $393,831 for the nine months ended September 30, 2020, an increase of $621,402, or 158%. Stock-based compensation consists of $407,031 and $393,831 of stock options expense incurred in the nine months ended September 30, 2021 and 2020, respectively, and $608,202 of expense related to shares of common stock issued to officers and consultants in the current period for services rendered. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations and stock-based compensation, as management accepted stock-based compensation in lieu of cash.

Professional services

Professional services were $270,779 for the 2021 period, compared to $327,090 for the 2020 period, a decrease of $56,311, or 17%. The decrease was primarily due to legal fees incurred in connection with our asset purchase agreement with S-FDF, LLC in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2021 was $1,183,453, compared to $186,380 for the nine months ended September 30, 2020, an increase of $997,073, or 535%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the nine months ended September 30, 2021 was $129,915, compared to $1,030 for the nine months ended September 30, 2020, an increase of $128,885, or 12,513%. The increase is attributable to the addition of new equipment placed in service in late 2020 and early 2021.

Other income (expense)

In the nine months ended September 30, 2021, other income was $243,285, consisting of a gain on investments in Allied Esports Entertainment, Inc. securities of $133,944 and a gain on early extinguishment of debt of $113,772 related to the forgiveness of the PPP loan, as offset by $4,431 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs. During the comparative nine months ended September 30, 2020, other expense was $2,576,366, consisting of $384,456 of interest expense derived from the business loans the Company received from Cadence Bank, N.A, RBC Capital Markets, LLC and additional operating loans from the PPP and EIDL programs, including $377,440 of expense related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, along with a net loss on investments in Allied Esports Entertainment, Inc. of $2,186,557, as offset by $16 of interest income.

Net loss

Net loss for the nine months ended September 30, 2021 was $3,947,828, compared to $4,421,001 during the nine months ended September 30, 2020, a decrease of $473,173, or 11%. The decreased net loss was primarily due to our gain on early extinguishment of debt and gain on investments in Allied Esports Entertainment, Inc. securities, compared to our prior period loss on investments, as partially offset by increased stock-based compensation and costs associated with the development of our freeze-dried food operations.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
	2021	2020
Current Assets	$3,832,399	$2,390,944

Current Liabilities	$406,940	$622,791

Working Capital	$3,425,459	$1,768,153

As of September 30, 2021, we had working capital of $3,425,459.

The following table summarizes our cash flows during the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(4,304,501)	$(1,111,648)
Net cash provided by (used in) investing activities	(590,250)	1,157,076
Net cash provided by financing activities	5,562,511	262,925

Net change in cash and cash equivalents	$667,760	$308,353

Net cash used in operating activities was $4,304,501 and $1,111,648 for the nine months ended September 30, 2021 and 2020, respectively, a period over period increase of $3,192,853. The increase was primarily due to an increase of $1,021,099 in inventory purchases, as well as, increased costs as we moved our operations from Minnesota to Texas to develop our new freeze-dried food business.

Net cash used in investing activities were $590,250 for the nine months ended September 30, 2021. Cash used in investing activities were comprised of $1,004,611 of fixed asset purchases, as we built out our freeze-dried foods warehouse and equipment, as partially offset by $414,361 of proceeds received from the sale of investments in Allied Esports Entertainment, Inc. securities during the nine months ended September 30, 2021.

Net cash provided by financing activities was $5,562,511 and $262,925 for the nine months ended September 30, 2021 and 2020, respectively. All of the 2021 activity was the result of the $2,525,000 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and another $3,037,511 raised from the sale of an aggregate 714,701 shares sold at $4.25 per share, compared to $262,925 of net proceeds received and repayments on notes payable in the comparative nine months ended September 30, 2020.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2021, our balance of cash was $2,580,489 and we had total working capital of $3,425,459. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of September 30, 2021 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze-dried foods business which will put a strain on our cash resources. Should the Company be successful in launching its products, we may pursue the expansion of our production capabilities through the construction of a second freeze drier. Adding a second freeze drier would require approximately $1 million of incremental capital and would likely require the Company to identify additional sources of funding. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended September 30, 2021 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Sold for Cash

On July 9, 2021, we sold a total of 714,701 shares of common stock, restricted in accordance with Rule 144, to multiple accredited investors at a purchase price of $4.25 per share, including 407,204 shares that were purchased by officers and directors, resulting in proceeds from the sales of $3,037,511.

Common Stock Issued for Services

On August 31, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On August 31, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On July 31, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On July 31, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On July 7, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On July 7, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.01 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Stock Purchase Agreement, dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)
10.4	Amendment to 2020 Stock Incentive Plan adopted in October 2020 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.5	Amendment to 2020 Stock Incentive Plan adopted in January 2021 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.6	Amendment to 2020 Stock Incentive Plan adopted in March 2021 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.7	Stock Purchase Agreement, dated July 2, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: November 15, 2021	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Burke
Chief Financial Officer (Principal Financial Officer)

