Form 10-K
period 2021-12-31
Sow Good Inc.
filed 2022-03-29
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the transition period from _________ to __________

For the fiscal year ended: December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,901,525 as of June 30, 2021 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 4,820,655 shares outstanding of the registrant’s common stock as of March 28, 2022.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock;
•	potential fluctuation in quarterly results;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to obtain sufficient sales and distributions for our freeze-dried product offerings;
•	supply chain disruption and delay;
•	transportation, labor, and raw material cost increases;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

During 2021, the Company launched a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel.

Our business operates under two distinct brands, Sow Good and Sustain Us. Our unique food products are target the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

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

Going Concern Uncertainty

As of December 31, 2021, the Company had a cash balance of $3,345,928 and total working capital of $4,488,207. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Business

During 2021, the Company launched a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel.

Our business operates under two distinct brands, Sow Good and Sustain Us. Our unique food products are targeting the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

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

Employees

We currently have 33 full time employees. We may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

Available Information – Reports to Security Holders

Our website addresses are www.thisissowgood.com and www.soginc.com. We make available on our www.sowginc.com website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

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

We have launched our freeze-dried food products commercially, but continue to make efforts at expanding our sales and distribution. In order to be successful, we will need to establish a direct-to-consumer platform and/or relationships with numerous retail outlets through which our products can be sold. We have extremely limited internal marketing and distribution capabilities and resources. There can be no assurance that we will be successful in establishing a meaningful distribution network or direct to consumer platform or that if the same is established that such network or platform will result in profitable sales of our products.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. In addition, sustained periods of inflation may result in a decline in the amount of discretionary spending and otherwise hamper our gross margins. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in food products purchased, could have a material adverse effect on our revenue, results of operations, business and financial condition.

Fluctuations in various food and supply costs, particularly related to fruit, could adversely affect our operating results.

Supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the production areas.

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

In addition, our costs are affected by general inflationary pressures related to transportation and shipping costs, particularly to the extent we have additional retail sales and smaller order quantities. We are also subject to a reduction in our profitability due to increased labor costs for our employees. As we look to expand our distribution and market, we may not be able to increase our sales prices to absorb these costs. We cannot provide assurances that we will be able to maintain profitability consistent with our goals.

As we consider adding a second freeze drier, we also anticipate that the costs for this equipment will be more than as well as the lead time to receive the equipment once ordered will be longer than we have planned. This could increase our capital needs and also delay our ability to ramp up production in a timely manner to correspond to demand.

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

We will compete with many companies on the basis of taste, quality and price of product offered, and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences away from products like ours, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. We compete with other manufacturers of freeze-dried foods, frozen foods, convenience foods, health foods and packaged goods. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition. Recently there has been a significant increase in labor costs.

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

As of December 31, 2021, we had options for 2,334 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and options for an additional 3,333 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan. In addition, our 2020 Stock Incentive Plan (the “2020 Equity Plan”) was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019, and on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. The increase was approved by a majority of shareholders of record on September 3, 2021. As of December 31, 2021, we had options for 535,520 shares of common stock outstanding under our 2020 Equity Plan. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

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

As of March 28, 2022, there were approximately 365 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 28, 2022, there were 4,820,655 shares of common stock outstanding on record.

Equity Compensation Plan Information

Effective December 5, 2019, the 2020 Stock Incentive Plan (the “2020 Plan”) was approved by our Board. Amongst other things, the 2020 Plan authorized a total of 320,000 shares of our common stock. Subsequently, on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. The increase was approved by a majority of shareholders of record on September 3, 2021. The following table sets forth certain information regarding our 2020 Plan as of December 31, 2021:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
535,520	$6.20	278,630

For the fiscal years ended December 31, 2021 and 2020, we issued 257,975 and 439,151 stock options pursuant to the 2020 Plan. There were 161,606 options cancelled or forfeited pursuant to the 2020 Plan during the year ended December 31, 2021. There were no options cancelled or forfeited pursuant to the 2020 Plan during the year ended December 31, 2020.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2021:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
3,333	$11.70	9,379

For the fiscal years ended December 31, 2021 and 2020, we issued no stock options pursuant to the 2016 Plan. There were 1,000 and 3,699 options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2021 and 2020, respectively.

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the “2012 Plan”) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 25,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2021:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
2,334	$131.17	10,378

For the fiscal years ended December 31, 2021 and 2020, we issued no stock options pursuant to the 2012 Plan. There were 1,666 and 10,131 options cancelled or forfeited pursuant to the 2012 Plan during the years ended December 31, 2021 and 2020, respectively.

Warrants

On December 31, 2021, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement with related parties to sell an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The officers, directors and related parties receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at Time of Grant	Shares Granted
Ira and Claudia Goldfarb, Chairman and Chief Executive Officer	225,000
Brad Burke, Chief Financial Officer	3,750
Lyle Berman, Director	75,000
Cesar J. Gutierrez, brother of the Company’s Chief Executive Officer	7,500
Total:	311,250

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

Stock Warrant
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, former Chief Executive Officer and former Interim Chief Financial Officer	26,250
Bradley Berman, former Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, former Director	26,250
Total:	105,000

There were no warrants exercised, forfeited or expired during the years ended December 31, 2021 and 2020. A total of 417,550 warrants were outstanding as of December 31, 2021 with a weighted average exercise price of $2.66 and a weighted average life of 9.5 years.

Unregistered Issuance of Equity Securities

The following issuances of our securities during the three-month period ended December 31, 2021 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On December 8, 2021, we issued a total of 46,665 shares of common stock, restricted in accordance with Rule 144, among five board members for services rendered.

On November 30, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On November 30, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On October 31, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On October 31, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

On October 7, 2021, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On October 7, 2021, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

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

During 2021, the Company launched a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel.

Our business operates under two distinct brands, Sow Good and Sustain Us. Our unique food products are target the large, and growing, freeze-dried food products market. The global freeze-dried food products market is estimated by Technavio to total nearly $60B in 2020, with the United States representing almost 30% of the total. Technavio further projects market growth to continue at over 8% per year through 2024.

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

Going Concern Uncertainty

As of December 31, 2021, the Company had a cash balance of $3,345,928 and total working capital of $4,488,207. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Overview of 2021 results

Our 2021 results were largely dominated by the completion of our freeze drier and manufacturing facility, the commencement of product sales on our direct-to-consumer websites, and building the management capacity of the Company to support anticipated sales growth.

We earned $88,440 of revenue in 2021 following the launch of our direct-to-consumer website for our Sow Good brand in the second quarter of the year.

Our general and administrative expenses totaled $6,906,606 in 2021, with Salaries and Benefits expenses of $3,473,661 representing the majority. Salaries and Benefits expenses increased throughout the year as the Company added employees necessary to support growing the business beyond 2021, and a goodwill impairment loss of $1,524,030 on our prior year acquisition of S-FDF, LLC.

Our stock-based compensation of $1,377,379 consisted of $814,047 of stock issued to officers and directors, $20,000 of stock issued to employees and consultants, and $543,332 of expense related to the amortization of stock options.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $2,813,000 and $1,311,000 in excess of FDIC and SIPC insured limits at December 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Website	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Machinery and equipment	7-10 years
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $208,448 and $3,642 for the years ended December 31, 2021 and 2020, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2021	2020
Finished goods	$273,135	$–
Packaging materials	95,436	–
Work in progress	613,063	–
Raw materials	470,263	141,371
Total inventory	$1,451,897	$141,371

No reserve for obsolete inventories has been recognized. We have not yet commenced significant production.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in an impairment loss of $1,524,030 for the year ended December 31, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC” 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze-dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $1,377,379 and $726,656 for the years ended December 31, 2021 and 2020, respectively. Stock-based compensation consisted of $834,047 and $268,608 related to the issuance of shares of common stock for services for the years ended December 31, 2021 and 2020, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $543,332 and $458,048 for the years ended December 31, 2021 and 2020, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the year ended December 31, 2020.

Results of Operations for the Years Ended December 31, 2021 and 2020.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Increase/
	2021	2020	Decrease

Revenues	$88,440	$–	$88,440
Cost of goods sold	81,311	–	81,311
Gross Profit	7,129	–	7,129

Operating expenses:
General and administrative:
Salaries and benefits	3,473,661	2,203,780	1,269,881
Professional services	357,945	451,125	(93,180)
Other general and administrative	1,550,970	350,875	1,200,095
Goodwill impairment	1,524,030	–	1,524,030
Total general and administrative	6,906,606	3,005,780	3,900,826
Depreciation and amortization	208,448	3,642	204,806
Total operating expenses:	7,115,054	3,009,422	4,105,632

Net operating loss	(7,107,925)	(3,009,422)	4,098,503

Other income:
Interest expense	(5,911)	(386,164)	(380,253)
Other income	–	5,045	(5,045)
Loss on disposal of property and equipment	(8,036)	(5,369)	2,667
Gain on early extinguishment of debt	113,772	–	113,772
Gain (loss) on investment in Allied Esports Entertainment, Inc.	133,944	(1,925,029)	2,058,973
Total other income (expense)	233,769	(2,311,517)	2,545,286

Net loss	$(6,874,156)	$(5,320,939)	$1,553,217

Revenues

Revenues commenced during the year ended December 31, 2021, which were generated by online sales of our freeze-dried foods products. The revenues were $88,440 for the year ended December 31, 2021. The Company did not earn any revenues during the comparative year ended December 31, 2020. We anticipate increased revenues during 2022, although there can be no assurance regarding the amount of such increased revenues.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2021 were $81,311, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 8% during the period. The Company did not have any cost of goods sold during the comparative year ended December 31, 2020.

General and Administrative Expenses

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2021 were $3,473,661, compared to $2,203,780 for the year ended December 31, 2020, an increase of $1,269,881, or 58%. Salaries and benefits included stock-based compensation expense of $1,377,379 for the year ended December 31, 2021, compared to $726,656 for the year ended December 31, 2020, an increase of $650,723, or 90%. Stock-based compensation consists of $543,332 and $458,048 of stock options expense incurred in the years ended December 31, 2021 and 2020, respectively, and $834,047 and $268,608 of expense related to shares of common stock issued to officers and consultants for services rendered in the years ended December 31, 2021 and 2020, respectively. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations and stock-based compensation, as management accepted stock-based compensation in lieu of cash.

Professional Services

General and administrative expenses related to professional services were $357,945 for the 2021 period, compared to $451,125 for the 2020 period, a decrease of $93,180, or 21%. The decrease was primarily due to decreased legal costs that were not necessary in the current year, compared to those incurred on our asset purchase agreement with S-FDF, LLC in the prior year.

Other General and Administrative Expenses

Other general and administrative expenses for the year ended December 31, 2021 were $1,550,970, compared to $350,875 for the year ended December 31, 2020, an increase of $1,200,095, or 342%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Goodwill Impairment

Goodwill impairment expense for the year ended December 31, 2021 was $1,524,030, compared to $-0- for the year ended December 31, 2020. In 2021, the Company recognized a $1,524,030 loss on impairment of goodwill related to our prior year acquisition of S-FDF, LLC.

Depreciation

Depreciation expense for the year ended December 31, 2021 was $208,448, compared to $3,642 for year ended December 31, 2020. The increase is attributable to the significant increase in capital expenditures incurred as we developed our freeze-dried foods production facility and placed it into service.

Other Income (Expense)

In the year ended December 31, 2021, other income was $233,769, consisting of a gain on early extinguishment of debt of $113,772 related to forgiveness of our PPP loan and a net gain on investments in Allied Esports Entertainment, Inc. securities of $133,944, as offset by $5,911 of interest expense derived from operating loans, and a loss on the disposal of equipment of $8,036.

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

Provision for Income Taxes

The Company had no income tax expense in the 2021 or 2020 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net Loss

Net loss for the year ended December 31, 2021 was $6,874,156, compared to $5,320,939 during the year ended December 31, 2020, an increase of $1,553,217, or 29%. The increased net loss was primarily due to our loss on impairment of goodwill related to our prior year acquisition of S-FDF, LLC.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2021 and 2020.

	December 31,
	2021	2020
Current Assets	$4,891,264	$2,390,944

Current Liabilities	$403,057	$622,791

Working Capital	$4,488,207	$1,768,153

As of December 31, 2021, we had working capital of $4,488,207.

The following table summarizes our cash flows during the years ended December 31, 2021 and 2020, respectively.

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,551,261)	$(1,743,409)
Net cash provided by (used in) investing activities	(653,051)	3,284,457
Net cash provided by financing activities	7,637,511	262,925

Net change in cash and cash equivalents	$1,433,199	$1,803,973

Net cash used in operating activities was $5,551,261 and $1,743,409 for the years ended December 31, 2021 and 2020, respectively, a year over year increased use of $3,807,852. The increased use was primarily due to an increased net loss of $1,553,217. Changes in working capital from continuing operating activities resulted in a decrease in cash of $1,547,282 during the year ended December 31, 2021, as compared to an increase in cash of $340,735 for the same period in the previous year.

Net cash used in investing activities was $653,051 for the year ended December 31, 2021, compared to $3,284,457 of net cash provided by investing activities for the year ended December 31, 2020. During the year ended December 31, 2021, cash used in investing activities consisted of $982,818 paid for the purchase of property and equipment and $84,594 paid for the purchase of intangible assets, as offset by $414,361 of proceeds received from the sale of AESE securities. During the year ended December 31, 2020, cash provided by investing activities consisted of $1,154,459 of cash received pursuant to our business combination with S-FDF, LLC, and $3,181,735 of proceeds received from the sale of AESE securities, as offset by $257,626 of equipment purchases and $794,111 paid on construction projects still in progress.

Net cash provided by financing activities was $7,637,511 and $262,925 for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities consisted of $2,075,000 of proceeds received from related party debt financing, and $5,562,511 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and the sale of an aggregate 714,701 shares sold at $4.25 per share, during the year ended December 31, 2021. Net cash provided by financing activities consisted of $802,025 of proceeds received from debt financing, including $112,925 of proceeds received under the Paycheck Protection Program (“PPP”) that were forgiven in January of 2021, as offset by $539,100 of debt repayments for the year ended December 31, 2020.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2021, our balance of cash and cash equivalents was $3,345,928 and we had total working capital of $4,488,207. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Effects of inflation and pricing

We expect supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We do not expect any significant effects from commodity price risk outside of inherent inflationary risks.

Interest Rate Risk

We do not anticipate entering into any transactions that would expose us to any direct interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOW GOOD INC.

SOW GOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SOW GOOD INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SOW GOOD INC. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 1 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, TX

March 29, 2022

SOW GOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$3,345,928	$1,912,729
Accounts receivable	12,382	–
Investment in Allied Esports Entertainment, Inc.	–	280,417
Prepaid expenses	81,057	56,427
Inventory	1,451,897	141,371
Total current assets	4,891,264	2,390,944

Property and equipment:
Construction in progress	–	1,639,690
Property and equipment	2,891,352	277,844
Less accumulated depreciation	(210,096)	(2,612)
Total property and equipment, net	2,681,256	1,914,922

Security deposit	10,000	10,000
Right-of-use asset	1,329,089	1,394,202
Intangible assets	304,244	219,650
Goodwill	4,887,297	6,411,327

Total assets	$14,103,150	$12,341,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$279,337	$273,862
Accounts payable, related party	–	51,253
Accrued expenses	77,750	257,806
Current portion of operating lease liabilities	45,970	39,870
Total current liabilities	403,057	622,791

Operating lease liabilities	1,353,898	1,399,868
Notes payable, related parties, net of $699,213 of debt discounts at December 31, 2021	1,375,787	–
Notes payable	150,000	262,925

Total liabilities	3,282,742	2,285,584

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,809,070 and 2,742,890 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,809	2,743
Additional paid-in capital	54,342,027	44,748,859
Common stock payable, consisting of 11,585 and 535,729 shares at December 31, 2021 and 2020, respectively	26,066	1,982,197
Accumulated deficit	(43,552,494)	(36,678,338)
Total stockholders' equity	10,820,408	10,055,461

Total liabilities and stockholders' equity	$14,103,150	$12,341,045

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2021	2020

Revenues	$88,440	$–
Cost of goods sold	81,311	–
Gross profit	7,129	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	3,473,661	2,203,780
Professional services	357,945	451,125
Other general and administrative expenses	1,550,970	350,875
Goodwill impairment	1,524,030	–
Total general and administrative expenses	6,906,606	3,005,780
Depreciation and amortization	208,448	3,642
Total operating expenses	7,115,054	3,009,422

Net operating loss	(7,107,925)	(3,009,422)

Other income (expense):
Interest expense, including $377,440 of warrants issued as a debt discount for the year ended December 31, 2020	(5,911)	(386,164)
Other income	–	5,045
Loss on disposal of property and equipment	(8,036)	(5,369)
Gain on early extinguishment of debt	113,772	–
Gain (loss) on investment in Allied Esports Entertainment, Inc.	133,944	(1,925,029)
Total other income (expense)	233,769	(2,311,517)

Net loss	$(6,874,156)	$(5,320,939)

Weighted average common shares outstanding - basic and fully diluted	4,262,184	1,886,951
Net loss per common share - basic and fully diluted	$(1.61)	$(2.82)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2019	1,599,555	$1,600	$37,054,503	$–	$(31,357,399)	$5,698,704

Common stock issued for services to employees and directors	23,335	23	139,988	128,597	–	268,608

Common stock issued for the purchase of S-FDF, LLC assets	1,120,000	1,120	6,718,880	1,853,600	–	8,573,600

Common stock options granted for services to employees and directors	–	–	458,048	–	–	458,048

Common stock warrants granted to employees and directors for personal guaranty on debt	–	–	377,440	–	–	377,440

Net loss	–	–	–	–	(5,320,939)	(5,320,939)

Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461

Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–

Common stock sales for cash to officers and directors	496,911	497	2,055,128	–	–	2,055,625

Common stock sales for cash	849,040	849	3,506,037	–	–	3,506,886

Common stock issued to officers and directors for services	215,256	215	916,363	(102,531)	–	814,047

Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000

Common stock options granted to officers and directors for services	–	–	498,027	–	–	498,027

Common stock options granted to employees for services	–	–	45,305	–	–	45,305

Common stock warrants granted to related parties as a debt discount	–	–	699,213	–	–	699,213

Net loss	–	–	–	–	(6,874,156)	(6,874,156)

Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,874,156)	$(5,320,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,448	3,642
Loss on disposal of property and equipment	8,036	5,369
Loss on impairment of goodwill	1,524,030	–
(Gain) loss on investment in Allied Esports Entertainment, Inc.	(133,944)	2,123,688
Gain on early extinguishment of debt	(113,772)	–
Common stock issued to officers and directors for services	814,047	268,608
Common stock issued to consultants for services	20,000	–
Amortization of stock options	543,332	458,048
Amortization of stock warrants issued as a debt discount	–	377,440
Decrease (increase) in current assets:
Accounts receivable	(12,382)	505
Prepaid expenses	(24,630)	158,596
Inventory	(1,310,526)	(141,371)
Right-of-use asset	65,113	15,934
Increase (decrease) in current liabilities:
Accounts payable	(45,778)	152,275
Accrued expenses	(179,209)	164,119
Lease liabilities	(39,870)	(9,323)
Net cash used in operating activities	(5,551,261)	(1,743,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in business combination	–	1,154,459
Purchase of property and equipment	(982,818)	(257,626)
Purchase of intangible assets	(84,594)	–
Cash paid for construction in progress	–	(794,111)
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	414,361	3,181,735
Net cash provided by (used in) investing activities	(653,051)	3,284,457

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	2,075,000	–
Proceeds received from notes payable	–	802,025
Repayments on notes payable	–	(539,100)
Proceeds received from the sale of common stock	5,562,511	–
Net cash provided by financing activities	7,637,511	262,925

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,433,199	1,803,973
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,912,729	108,756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,345,928	$1,912,729

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$4,895
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$699,213	$377,440
Value of investment in securities distributed to board members and employees	$–	$1,133,281
Fair value of non-cash net assets acquired in business combination	$–	$1,007,814
Fair value of common stock paid in business combination	$–	$8,573,600

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”) to pursue the freeze-dried fruits and vegetables business as acquired with our October 1, 2020 acquisition of S-FDF, LLC. Our common stock is traded on the OTCQB under the trading symbol “SOWG”. At that time, our common stock started to be quoted on the OTCQB under the trading symbol “SOWG”, from the former trading symbol “ANFC”. Prior to April 2, 2012, the Company name was Ante5, Inc., which became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. From October 2010 through August 2019, we had been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and /or managing similar assets for third parties.

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

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze-dried consumer packaged goods (CPG) food brand, Sow Good. Sow Good launched with its first line of non-GMO products including 6 ready-to-make smoothies and 9 snacks.

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On July 23, 2021, we launched six new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze-dried fruit, almonds, hemp hearts, and coconut oil. Granola products are initially being sold direct-to-consumer and will later be targeted to the business-to-business segment.

On December 31, 2021, we sold an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock to related parties, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The proceeds will be used for working capital investment and to ramp up our freeze-dried consumer packaged goods business.

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

Reclassifications

In the prior year, intangible assets were presented within property and equipment. This asset has been separately stated in the prior year to conform to the current year presentation. In addition, stock-based compensation was separately stated in our operating expenses in the prior year. These costs have been combined with salaries and benefits to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, prepaid expenses, inventory, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at December 31, 2021 and 2020.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had approximately $2,813,000 and $1,311,000 in excess of FDIC and SIPC insured limits at December 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts for either of the periods presented, as all accounts receivable had been subsequently collected.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Website	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Machinery and equipment	7-10 years
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $208,448 and $3,642 for the years ended December 31, 2021 and 2020, respectively.

SOW GOOD INC.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2021	2020
Finished goods	$273,135	$–
Packaging materials	95,436	–
Work in progress	613,063	–
Raw materials	470,263	141,371
Total inventory	$1,451,897	$141,371

No reserve for obsolete inventories has been recognized. We have not yet commenced significant production.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in an impairment loss of $1,524,030 for the year ended December 31, 2021.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC” 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze-dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $1,377,379 and $726,656 for the years ended December 31, 2021 and 2020, respectively. Stock-based compensation consisted of $834,047 and $268,608 related to the issuance of shares of common stock for services for the years ended December 31, 2021 and 2020, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $543,332 and $458,048 for the years ended December 31, 2021 and 2020, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date and are being amortized over the related implied service term, or vesting period. In addition, $377,440 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the year ended December 31, 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2021, the Company had a cash balance of $3,345,928 and working capital of $4,488,207. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Business Combination, S-FDF

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC (the "Seller"), a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze-dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements. The Company did not assume any liabilities of Seller or any liabilities, liens, or encumbrances pertaining to or encumbering the Purchased Assets, except for those related to agreements or arrangements specified in the Asset Purchase Agreement. The Seller transferred the Purchased Assets to the Company in exchange for the issuance of 1,120,000 shares of the Company’s common stock to the Seller. The number of Seller Shares to be issued was subject to adjustment, as specified in the Asset Purchase Agreement, as amended, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. (“AESE”) Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement, which resulted in the issuance of an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. Black Ridge Oil & Gas, Inc. was determined to be the acquiror of the business combination.

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

This acquisition was accounted for as a business combination under the purchase method of accounting. The purchase resulted in the recognition of $6,411,327 of goodwill, which is evaluated annually for impairment, unless circumstances change that require an earlier determination. The Company recognized an impairment loss of $1,524,030 during the year ended December 31, 2021, in accordance with this annual evaluation. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

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

	For the Years Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$88,440	$–
Net operating loss	$(7,107,925)	$(3,346,407)
Net loss	$(6,874,156)	$(5,657,924)
Weighted average common shares outstanding – basic and fully diluted	4,262,184	3,507,924
Net loss per common share – basic and fully diluted	$(1.61)	$(1.61)

Note 5 – Related Party

Common Stock Sold for Cash

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share, resulting in total proceeds received of $3,037,511. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb JTWRO, Chairman and CEO, respectively	58,824	$250,000
Brad Burke, CFO	5,882	25,000
Lyle A. Berman Roevocable Trust, Director	117,647	500,000
Bradley Berman, Director	12,500	53,125
Christopher R. & Linda M. Ludeman JTWROS, Director	47,058	200,000
Greg Creed Trustee FBO Creed Revocable Living Trust, Director	30,000	127,500
	271,911	$1,155,625

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. The stock sales included purchases by the following related parties:

	Shares	Amount
Brad Burke, CFO	12,500	$50,000
Lyle Berman Trustee FBO Lyle A. Berman Revocable Trust, Director	100,000	400,000
Bradley Berman, Director	12,500	50,000
Christopher R. & Linda M. Ludeman JTWROS, Director	50,000	200,000
Greg Creed Trustee FBO Creed Revocable Living Trust, Director	50,000	200,000
	225,000	$900,000

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

The number of Seller Shares to be issued was subject to adjustment, as specified in the amended Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. (“AESE”) Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. This resulted in an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. The fair value of the 500,673 shares was $1,853,600, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 24, 2022, in satisfaction of the outstanding common stock payable.

Common Stock Issued to Officers for Services

On various dates between January 31, 2021 and December 31, 2021, the Company issued an aggregate 60,951 and 66,484 shares in monthly increments of 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services. The aggregate fair value of the shares was $290,792 and $317,188 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

On May 25, 2021, the Company issued 2,000 shares to each of two advisory board members for their services. The total aggregate fair value of the shares was $20,000, based on the closing price of the Company’s common stock on the date of grant.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

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

On January 7, 2021, the Company issued an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira Goldfarb, respectively, for services from October 2020 through December 31, 2020 in satisfaction of the outstanding common stock payable at December 31, 2020. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

Common Stock Issued to Directors for Services

On December 8, 2021, the Company issued an aggregate 41,665 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On December 8, 2021, the Company issued an additional 5,000 shares to Mr. Chris Ludeman, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Options Granted for Services to Officers and Directors

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options are being expensed over the vesting period, resulting in $20,814 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $128,733 of unamortized expenses are expected to be expensed over the vesting period.

On January 27, 2021, one of our Directors, Mr. Chris Ludeman, was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options are being expensed over the vesting period, resulting in $22,815 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $126,424 of unamortized expenses are expected to be expensed over the vesting period.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On January 4, 2021, our CEO and Chairman, Claudia and Ira Goldfarb, were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options are being expensed over the vesting period, resulting in $194,900 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $396,278 of unamortized expenses are expected to be expensed over the vesting period.

On December 28, 2020, (a) Mr. Burke was granted options to purchase 20,000 shares of the Company’s common stock, (b) Ira Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, and (c) Claudia Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020 (collectively, the “Executive Option Grants”). The Executive Option Grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $210,185. The options are being expensed over the vesting period, resulting in $41,923 and $344 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $167,918 of unamortized expenses are expected to be expensed over the vesting period.

On October 2, 2020, the Company’s Board of Directors granted an aggregate amount of 115,250 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.25 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on October 2, 2020. The options are exercisable over a ten-year term, and vest 60% on the 3rd anniversary of the grant date and 20% each anniversary thereafter, until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 532.91% and a call option value of $5.2102, was $600,473. The options are being expensed over the vesting period, resulting in $104,485 and $27,667 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $421,760 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ira Goldfarb, Chairman of the Board and Director	50,000
Claudia Goldfarb, Chief Executive Officer	50,000
Total:	100,000

On October 1, 2020, one of our Directors, Mr. Greg Creed, was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $6.00 per share, which represented the closing price of the Company’s shares on the OTCQB marketplace on October 1, 2020. These options will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 552.14% and a call option value of $5.9660, was $144,084. The options are being expensed over the vesting period, resulting in $26,605 and $6,633 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $110,846 of unamortized expenses are expected to be expensed over the vesting period.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On February 26, 2020, the Company’s Board of Directors granted an aggregate amount of 240,000 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.41 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on February 20, 2020. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $896,506. The options are being expensed over the vesting period, resulting in $105,792 and $408,964 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $227,936 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, former Chief Executive Officer and former Interim Chief Financial Officer	60,377
Michael Eisele, former Chief Operating Officer	42,264
Bradley Berman, Director	24,151
Joseph Lahti, Director	24,151
Benjamin Oehler, former Director	24,151
Lyle Berman, Director	24,151
Total:	199,245

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested.

Warrants Granted

On December 31, 2021, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement with related parties to sell an aggregate $2,075,000 of promissory notes, bearing 8% interest, and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a 10 ten-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $2.25, was $699,213. The warrants will be expensed as a debt discount over the life of the loans. The officers, directors and related parties receiving grants and the amounts of such grants were as follows:

	Promissory	Stock Warrant
Name and Title at Time of Grant	Note	Shares Granted
Ira and Claudia Goldfarb, Chairman and Chief Executive Officer	$1,500,000	225,000
Brad Burke, Chief Financial Officer	25,000	3,750
Lyle Berman, Director	500,000	75,000
Cesar J. Gutierrez, brother of the Company’s Chief Executive Officer	50,000	7,500
Total:	$2,075,000	311,250

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 146% and a call option value of $3.59, was $377,440. The warrants were expensed as a debt discount during the year ended December, 31, 2020. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at the Time of Grant	Shares Granted
Ken DeCubellis, former Chief Executive Officer and former Interim Chief Financial Officer	26,250
Bradley Berman, Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, former Director	26,250
Total:	105,000

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

Name	Percentage of BRAC Owned by the Company Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,345,928	$–	$–
Intangible assets	–	304,244	–
Goodwill	–	4,887,297	–
Total assets	3,345,928	5,191,541	–
Liabilities
Notes payable, related parties, net of $699,213 of debt discounts	–	1,375,787	–
Notes payable	–	150,000	–
Total liabilities	–	1,525,787	–
	$3,345,928	$3,665,754	$–

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,912,729	$–	$–
Investment in Allied Esports Entertainment, Inc.	280,417	–	–
Intangible assets	–	219,650	–
Goodwill	–	6,411,327	–
Total assets	2,193,146	6,630,977	–
Liabilities
Notes payable	–	262,925	–
Total liabilities	–	262,925	–
	$2,193,146	$6,368,052	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2021 and 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2021	2020
Prepaid software licenses	$28,314	$26,853
Prepaid insurance costs	11,179	11,325
Trade show advances	22,728	–
Prepaid employee benefits	–	8,082
Prepaid office and other costs	18,836	10,167
Total prepaid expenses	$81,057	$56,427

Note 8 – Property and Equipment

Property and equipment at December 31, 2021 and 2020, consisted of the following:

	December 31,	December 31,
	2021	2020
Office equipment	$13,872	$5,042
Machinery	1,478,022	183,680
Software	70,000	49,000
Website	71,589	40,122
Leasehold improvements	1,257,869	–
Construction in progress	–	1,639,690
	2,891,352	1,917,534
Less: Accumulated depreciation and amortization	(210,096)	(2,612)
Total property and equipment, net	$2,681,256	$1,914,922

Construction in progress consisted of costs incurred to build out our manufacturing facility in Irving Texas, along with the construction of our freeze driers. These costs were capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

On December 31, 2021, the Company disposed of packaging equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $8,036, which represented the net book value at the time of disposal.

On September 30, 2020, the Company disposed of computer equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $5,369, which represented the net book value at the time of disposal.

Depreciation of property and equipment was $208,448 and $3,642 for the years ended December 31, 2021 and 2020, respectively.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 9 – Investment in Allied Esports Entertainment, Inc.

Following the close of BRAC’s merger, the Company retained 2,685,500 shares of AESE common stock with a value, based on the closing stock of $4.45 on the merger, of $11,950,475, and tradeable warrants to purchase 505,000 shares of AESE (NASDAQ: AESEW) (“Sponsor Warrants”), of which the Company had sold its last remaining 177,479 shares for total net proceeds of $414,361 as of December 31, 2021, and still owned 177,479 shares as of December 31, 2020, after selling 1,970,920 shares for total net proceeds of $3,108,067, selling warrants to purchase 505,000 Sponsor Warrants for total proceeds of $73,668, and distributing 537,101 Sponsor Shares on August 10, 2020 to employees and directors under the 2018 Management Incentive Plan.

As of December 31, 2021, the Company had sold all of its shares in AESE common stock, and as of December 31, 2020, the market value of the Company’s investment in AESE’s common stock was $280,417, based on the closing stock price of $1.58 per share, resulting in losses on our investment in securities, as follows:

	December 31,	December 31,
	2021	2020
Net gain (loss) on investment in Allied Esports Entertainment, Inc. securities	$133,944	$(1,925,029)
Less: Net gains and losses recognized on equity securities sold during the period	(133,944)	1,764,200
Unrealized losses recognized on equity securities still held at the end of the period	$–	$(160,829)

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

The components of lease expense were as follows:

For the
Year Ended
December 31,
2021
Operating lease cost:
Fixed rent expense	$146,881

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

December 31,
2021
Operating leases:
Operating lease assets	$1,329,089

Current portion of operating lease liabilities	$45,970
Noncurrent operating lease liabilities	1,353,898
Total operating lease liabilities	$1,399,868

Weighted average remaining lease term:
Operating leases	13.98 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$39,870

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,431,463

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The future minimum lease payments due under operating leases as of December 31, 2021 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022	$125,287
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,078,155
Less effects of discounting	678,287
Lease liability recognized	$1,399,868

Note 11 – Intangible Assets

Intangible assets consist of the following:

	December 31,
	2021	2020
Licenses	$2,500	$2,500
Branding, Sow Good	159,083	150,672
Branding, Sustain Us	48,399	–
Trademarks and patents	94,262	66,478
Total intangible assets	$304,244	$219,650

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 12 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	$1,500,000	$–

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	–

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	–

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	–

Total notes payable, related parties	2,075,000	–
Less unamortized debt discounts:	699,213	–
Notes payable	1,375,787	–
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$1,375,787	$–

The Company recorded total discounts of $699,213, consisting of debt discounts on warrants granted to the related parties during the year ended December 31, 2021. The discounts will be amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

No interest expense was recognized during the years ended December 31, 2021 and 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 13 – Notes Payable

Notes payable consists of the following at December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

On April 24, 2020, the Company entered into a loan agreement with Kensington Bank (“Kensington”), as lender (the “Loan Agreement”) encompassing a $112,925 Promissory Note issued to Kensington (the “PPP Note”) pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides loans to qualifying businesses and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Note bears interest at 1.0% per annum, with interest payable monthly beginning November 24, 2020, and principal due in full on April 24, 2022.. The PPP Note could have been repaid at any time without penalty. Under the Payroll Protection Program, the Company received loan forgiveness of $113,772, consisting of $112,925 of principal and $847 of accrued interest, on January 19, 2021. The forgiveness amount was equal to the amount that the Company spends during the 24-week period beginning April 24, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses was 40% of the amount of the PPP Note.	–	112,925

Total notes payable	150,000	262,925
Less: current maturities	–	–
Notes payable, less current maturities	$150,000	$262,925

The Company recorded total discounts of $377,440, consisting of debt discounts on warrants granted to four officers and directors for warrants issued in consideration of personal guarantees provided for debt financing incurred during the year ended December 31, 2020. The discounts were amortized to interest expense over the term of the note, until repayment, using the straight-line method, which closely approximated the effective interest method. The Company recorded $377,440 of stock-based interest expense pursuant to the amortization of note discounts during the year ended December 31, 2020.

The Company recognized $5,911 and $384,456 of interest expense for the years ended December 31, 2021 and 2020, respectively. Interest expense included $377,440 of stock-based warrant expense pursuant to the amortization of the debt discount on the business loans during the year ended December 31, 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 14 – Stockholders’ Equity

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of December 31, 2021, a total of 4,809,070 shares of common stock have been issued.

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

The number of Seller Shares to be issued was subject to adjustment, as specified in the amended Asset Purchase Agreement, based on the extent to which the amount of cash proceeds held by the Company, as derived from the sale of the Company’s holdings of Allied Esports Entertainment Inc. (“AESE”) Shares, were less than $5 million or greater than $6 million on the date specified in the Asset Purchase Agreement. This resulted in an additional 500,973 Seller Shares that were issued on January 4, 2021. The combined issuances represented approximately 46% of the Company’s issued and outstanding common stock, on a fully diluted basis. The fair value of the 500,673 shares was $1,853,600, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Common Stock Sold for Cash

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share. Proceeds to the Company from the sale of the Shares were $3,037,511. A total of 271,911 of these shares, or proceeds of $1,155,625 were purchased by officers and directors.

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the Purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. A total of 225,000 of these shares, or proceeds of $900,000 were purchased by officers and directors.

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 24, 2022, in satisfaction of the outstanding common stock payable.

Common Stock Issued to Directors for Services

On December 8, 2021, the Company issued an aggregate 41,665 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On December 8, 2021, the Company issued an additional 5,000 shares to Mr. Chris Ludeman, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On October 1, 2020, the Company issued an aggregate 20,835 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,010, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On October 1, 2020, the Company issued an additional 2,500 shares to Mr. Benjamin Oehler, for former Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Issuance of Shares for Services

On various dates between January 31, 2021 and December 31, 2021, the Company issued an aggregate 60,951 and 66,484 shares in monthly increments of 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services. The aggregate fair value of the shares was $290,792 and $317,188 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

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

On January 7, 2021, the Company issued an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira Goldfarb, respectively, for services from October 2020 through December 31, 2020 in satisfaction of the outstanding common stock payable at December 31, 2020. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 15 – Options

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

Outstanding Options

Options to purchase an aggregate total of 541,187 shares of common stock at a weighted average strike price of $6.77, exercisable over a weighted average life of 8.82 years were outstanding as of December 31, 2021.

Options Granted

On December 8, 2021, a total of eight employees and consultants were granted options to purchase an aggregate 18,531 shares of the Company’s common stock, having an exercise price of $3.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 199% and a call option value of $2.9731, was $55,094. The options are being expensed over the vesting period, resulting in $693 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $54,401 of unamortized expenses are expected to be expensed over the vesting period.

On August 27, 2021, a total of twelve employees and consultants were granted options to purchase an aggregate 11,918 shares of the Company’s common stock, having an exercise price of $6.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.9316, was $70,693. The options are being expensed over the vesting period, resulting in $4,883 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $65,810 of unamortized expenses are expected to be expensed over the vesting period.

On May 25, 2021, two advisory board members were granted options to purchase an aggregate 6,000 shares of the Company’s common stock, having an exercise price of $5.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 191% and a call option value of $4.9272, was $29,562. The options are being expensed over the vesting period, resulting in $3,564 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $25,998 of unamortized expenses are expected to be expensed over the vesting period.

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options are being expensed over the vesting period, resulting in $20,814 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $128,733 of unamortized expenses are expected to be expensed over the vesting period.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On April 22, 2021, a total of fifteen employees and consultants were granted options to purchase an aggregate 19,875 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $108,082. The options were expensed over the vesting period, resulting in $13,361 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $70,990 of unamortized expenses are expected to be expensed over the vesting period.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options are being expensed over the vesting period, resulting in $22,815 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $126,424 of unamortized expenses are expected to be expensed over the vesting period.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options are being expensed over the vesting period, resulting in $194,900 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $396,278 of unamortized expenses are expected to be expensed over the vesting period.

On December 28, 2020, (a) Mr. Burke was granted options to purchase 20,000 shares of the Company’s common stock, (b) Ira Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, and (c) Claudia Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020 (collectively, the “Executive Option Grants”). The Executive Option Grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $210,185. The options are being expensed over the vesting period, resulting in $41,923 and $344 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $167,918 of unamortized expenses are expected to be expensed over the vesting period.

On December 28, 2020, two employees were granted options to purchase an aggregate 6,750 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020. The option grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $26,769. The options are being expensed over the vesting period, resulting in $3,497 and $44 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $10,297 of unamortized expenses are expected to be expensed over the vesting period.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On October 2, 2020, the Company’s Board of Directors granted an aggregate amount of 115,250 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.25 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on October 2, 2020. The options are exercisable over a ten-year term, and vest 60% on the 3rd anniversary of the grant date and 20% each anniversary thereafter, until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 532.91% and a call option value of $5.2102, was $600,473. The options are being expensed over the vesting period, resulting in $104,485 and $27,667 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $421,760 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ira Goldfarb, Chairman of the Board and Director	50,000
Claudia Goldfarb, Chief Executive Officer	50,000
Total:	100,000

On October 1, 2020, Mr. Greg Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $6.00 per share, which represented the closing price of the Company’s shares on the OTCQB marketplace on October 1, 2020. These options will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 552.14% and a call option value of $5.9660, was $144,084. The options are being expensed over the vesting period, resulting in $26,605 and $6,633 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $110,846 of unamortized expenses are expected to be expensed over the vesting period.

On February 26, 2020, the Company’s Board of Directors granted an aggregate amount of 240,000 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.41 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on February 20, 2020. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $896,506. The options are being expensed over the vesting period, resulting in $105,792 and $408,964 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $227,936 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	60,377
Michael Eisele, Chief Operating Officer	42,264
Bradley Berman, Chairman of the Board and Director	24,151
Joseph Lahti, Director	24,151
Benjamin Oehler, former Director	24,151
Lyle Berman, Director	24,151
Total:	199,245

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested.

The Company recognized a total of $543,332, and $458,048 of compensation expense during the years ended December 31, 2021 and 2020, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,807,391 as of December 31, 2021.

Options Cancelled or Forfeited

An aggregate 176,312 and 13,164 options with a weighted average strike price of $12.66 and $107.94 per share were forfeited by former employees during the years ended December 31, 2021 and 2020, respectively.

Options Expired

An aggregate 666 options with a weighted average strike price of $195.00 per share expired during the year ended December 31, 2020.

Options Exercised

No options were exercised during the years ended December 31, 2021 and 2020.

The following is a summary of information about the Stock Options outstanding at December 31, 2021.

				Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$3.00 - $195.00	541,187	8.82 years	$6.77	24,984	$15.09

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2019	34,204	$89.31
Options granted	439,151	5.21
Options expired	(666)	(195.00)
Options cancelled	(13,165)	(107.94)
Balance, December 31, 2020	459,524	8.70
Options granted	257,975	4.36
Options cancelled	(176,312)	(12.66)
Balance, December 31, 2021	541,187	$6.77

Exercisable, December 31, 2021	24,984	$15.09

Note 16 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 417,550 shares of common stock at a $2.66 strike price, exercisable over a weighted average life of 9.52 years were outstanding as of December 31, 2021.

Warrants Granted

On December 31, 2021, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement with related parties to sell an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $2.25, was $699,213. The warrants will be expensed as a debt discount over the life of the loans. The officers, directors and related parties receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at Time of Grant	Shares Granted
Ira and Claudia Goldfarb, Chairman and Chief Executive Officer	225,000
Brad Burke, Chief Financial Officer	3,750
Lyle Berman, Director	75,000
Cesar J. Gutierrez, brother of the Company’s Chief Executive Officer	7,500
Total:	311,250

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 146% and a call option value of $3.59, was $377,440. The warrants were expensed as a debt discount during the year ended December, 31, 2020. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at the Time of Grant	Shares Granted
Ken DeCubellis, Chief Executive Officer and Interim Chief Financial Officer	26,250
Bradley Berman, Chairman of the Board and Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, former Director	26,250
Total:	105,000

No warrants were exercised, cancelled or expired during the years ended December 31, 2021 and 2020.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2019	1,300	$3.00
Warrants granted	105,000	4.00
Balance, December 31, 2020	106,300	3.99
Warrants granted	311,250	2.21
Balance, December 31, 2021	417,550	$2.66

Exercisable, December 31, 2021	417,550	$2.66

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Our provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

December 31,
	2021	2020
Current taxes	$–	$–
Deferred taxes	–	–
Net income tax provision (benefit)	$–	$–

The effective income tax rate for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021		2020
Federal statutory income tax rate	21.00%		21.00%
State income taxes	0.00%		7.70%
Permanent differences	0.10%		0.10%
Change in effective state income tax rate	0.00%		(7.41%	)
True up prior year tax return	(0.50%	)	0.00%
Change in valuation allowance	(20.60%	)	(13.26%	)
Net effective income tax rate	0.00%		0.00%

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryovers	$7,575,182	$6,424,323
Stock compensation	2,221,408	1,932,158
Property and equipment	–	–
Goodwill and intangibles	210,959	–
Reorganization costs	28,135	28,135
Total deferred tax assets	$10,035,684	$8,384,616

Deferred tax liabilities:
Property and equipment	(279,737)	(29,514)
Unrealized gain on investment in Allied Esports Entertainment, Inc.	(2,850,375)	(2,865,274)
Total deferred liabilities	(3,130,112)	(2,894,788)

Net deferred tax assets (liabilities)	6,905,572	5,489,828
Less: valuation allowance	(6,905,572)	(5,489,828)
Deferred tax assets (liabilities)	$–	$–

As of December 31, 2021, the Company has a net operating loss carryover of approximately $36,000,000. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31,2037. A portion of the net operating loss carryover begins to expire in 2030. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total net operating loss as of December 31, 2021, approximately $5,600,000 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2021, the Company increased its valuation allowance from $5,489,828 to $6,905,572 to adjust for the increase in net deferred tax assets primarily due to an increase in the net operating loss carryovers. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized.

The Company filed annual US Federal income tax returns and annual income tax returns for the state of Minnesota through 2020. Going forward, it will file annual state income tax returns for the state of Texas. We are not subject to income tax examinations by tax authorities for years before 2016 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2021.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 18 – Commitments

Legal Proceedings

The Company may be subject from time to time to various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of the matters arising in the normal course of business but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

Cash in Excess of FDIC Limits

The Company periodically maintains cash balances at banks in excess of federally insured amounts. The extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.

Lease Commitments

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

The future minimum lease payments due under operating leases as of December 31, 2021 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022	$125,287
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,078,155
Less effects of discounting	678,287
Lease liability recognized	$1,399,868

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Common Stock Issued to Officers on Common Stock Payable

On March 24, 2022, the Company issued an aggregate 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services for December 31, 2021 in satisfaction of the outstanding common stock payable.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 15, 2022:

Name	Age	Position
Claudia Goldfarb	46	Chief Executive Officer, Director
Brad Burke	40	Chief Financial Officer
Ira Goldfarb	64	Chairman of the Board of Directors
Bradley Berman(1)	51	Director
Joseph Lahti(1)	61	Director
Lyle Berman(1)	80	Director
Greg Creed(1)(2)	64	Director
Chris Ludeman(1)	63	Director

(1)Member of audit committee.

(2)Mr. Creed resigned as a director effective March 28, 2022.

Claudia Goldfarb has been our chief executive officer since October 1, 2020. Mrs. Goldfarb is the co-founder of the freeze-dried foods business which the Company acquired. Mrs. Goldfarb previously served as Prairie Dog Pet Products, LLC’s President from 2016 to 2020 and Chief Operating Officer from 2012 to 2016. During Mrs. Goldfarb’s tenure at Prairie Dog Pet Products she was responsible for managing four food manufacturing facilities with over 300 employees and 200,000 sq. feet of manufacturing space. Mrs. Goldfarb’s expertise in product research and development is underscored by her successful launch of over 200 unique products. She has also served as Chief Operating Officer of the pet apparel company, PGT Holdings, from 2010-2012. Mrs. Goldfarb co-founded and served as the Chief Executive Officer of Operation Ava, Inc. Previously, Mrs. Goldfarb served as a Project Development Consultant for the North American Development Bank, specializing in infrastructure development and financing on the US-Mexican Border. Mrs. Goldfarb has spent the last 10 years specializing in product development, implementing best-in-class quality food systems, and freeze-dried pet food manufacturing.

Mr. Ira Goldfarb, who is our Chairman of the Board of Directors, is Mrs. Claudia Goldfarb’s husband.

Mrs. Goldfarb’s qualifications:

•	Leadership experience – Mrs. Goldfarb is the CEO of Sow Good Inc. She was previously the President of Prairie Dog Pet Products and, prior to that role, the company’s Chief Operating Officer.
•	Finance experience – Mrs. Goldfarb served as a Project Development Consultant for the North American Development Bank, specializing in infrastructure development and financing on the US-Mexican border.
•	Industry experience – Mrs. Goldfarb was responsible for managing four food manufacturing facilities for Prairie Dog Pet Products, which over 300 employees and 200,000 sq. feet of manufacturing space. Over her career, Mrs. Goldfarb has launched over 200 unique products, underscoring her expertise in product research and development.

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

Ira Goldfarb has been our chairman since October 1, 2020. Mr. Goldfarb is the co-founder of the freeze-dried foods business which the Company acquired. Mr. Goldfarb previously founded Prairie Dog Pet Products, LLC in 2012 and served as its Chief Executive Officer until 2020 when he sold the company to Kinderhook Industries. Prairie Dog Pet Products is a leading freeze-dried pet food and treat manufacturing company based in Grand Prairie, Texas. Previously, Mr. Goldfarb was Chief Executive Officer of PGT Holdings from 2010-2012 and founder and Chief Executive Officer of DS Retail Holdings, LLC from 2006 until 2013. In 2009 Mr. Goldfarb co-founded and funded Operation Ava Inc., the second largest dog and cat rescue group in Pennsylvania. Operation Ava saved over 2,000 animals each year from euthanasia. Mr. Goldfarb has extensive experience in both the retail and manufacturing industries spanning over 30 years; he first specialized in the leather fashion industry then in the pet food industry with a focus on dehydrated and freeze-dried products. He has also founded, developed, and sold numerous companies to public and private groups. Mr. Goldfarb is the husband of Claudia Goldfarb.

Mrs. Claudia Goldfarb, who is our Chief Executive Officer, is Mr. Ira Goldfarb’s wife.

Mr. Goldfarb’s qualifications:

•	Leadership experience – Mr. Goldfarb is the Executive Chairman of Sow Good Inc. He previously founded Prairie Dog Pet Products in 2012 and served as the company’s CEO until 2020.
•	Industry experience – Prairie Dog Pet Products is a leading freeze-dried pet food and treat manufacturing company. Mr. Goldfarb has extensive experience in both the retail and manufacturing industries over his greater than 30-year career. He first specialized in the leather fashion industry before focusing on the pet food industry with an emphasis on dehydrated and freeze-dried products

Bradley Berman has been a director since our inception and was our chairman from November 12, 2010 until October 1, 2020. He was our chief executive officer from November 12, 2010 to November 9, 2011, our chief financial officer between November 12, 2010 and November 15, 2010, and our corporate secretary from November 12, 2010 to February 22, 2011. Mr. Berman has been a director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) since May 2017. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman has worked in various capacities in casino gaming from 1992 to 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010.

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

Joseph Lahti has been a director of the Company since August 31, 2012. Mr. Lahti is a Minneapolis native and leader in numerous Minnesota business and community organizations. As principal of JL Holdings since 1989, Mr. Lahti has provided funding and management leadership to several early-stage or distressed companies. From 1993 to 2002, he held the positions of chief operating officer, chief financial officer, president, chief executive officer and chairman at Shuffle Master, Inc., a company that provided innovative products to the gaming industry. Mr. Lahti served as a Director of PokerTek, Inc., a publicly traded company, from 2008 until it was sold in October 2014 (including serving as chairman of the board from 2012 to 2014), and since 2018 has been an independent director and chairman of the board of Innealta Capital and Acclivity Capital, investment managers. In 2021 Mr Lahti was named chairman of an early-stage company which has created a financial services marketplace for Latin America. Mr Lahti also served as chairman of AF Holdings, Inc, an asset manager, until its sale in October 2018 and remains as CEO of the surviving shareholder representative company until the earn out period ends in 2023. Previously, Mr. Lahti also served on the board of directors of Voyager Oil & Gas, Inc. and Zomax, Inc., and served as the chairman of the board of directors of Shuffle Master, Inc.

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

In 2002, as Chairman of the Board and CEO of Lakes Entertainment, Inc., Mr. Berman was instrumental in creating the World Poker Tour. Mr. Berman served as the Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman also served as a director of PokerTek, Inc. from January 2005 until October 2014, including serving as Chairman of the Board from January 2005 until October 2011. Mr. Berman has been a director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) since May 2017 and currently services as Interim Chief Executive Officer of Allied Esports Entertainment Inc.

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

On March 28, 2022, Greg Creed tendered his resignation, effective immediately, from our Board of Directors and as a member of our audit committee. Mr. Creed will be transitioning to the Company's Advisory Board of Directors for the remainder of his term. Mr. Creed's resignation was not as a result of any disagreement with the Company.

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

Board and Committee Meetings

During the year ended December 31, 2021, the Board of Directors held four meetings, the Audit Committee held four meetings. The Company does not have a separate Compensation Committee. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2021. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, all executive officer base salary decisions were approved by the board of directors.

We do not make matching contributions to the 401(k) Plan.

Incentive Compensation Awards

Other than the Management Incentive Plan Awards described below, no bonuses were granted in 2021 or 2020.

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

Effective December 5, 2019, as amended on October 1, 2020, January 4, 2021 and again on March 19, 2021, our board of directors adopted the 2020 Stock Incentive Plan (the “2020 Plan”) under which a total of 814,150 shares of our common stock have been reserved for issuance pursuant to the grant and exercise of stock options. The amendments were approved by a majority of shareholders of record on September 3, 2021.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Ira Goldfarb,(1)	2021	$–	$330,788	$295,589	$–	$–	$–	$626,377
Executive Chairman	2020	$–	$67,092	$325,944	$–	$–	$–	$393,036

Claudia Goldfarb,(2)	2021	$–	$303,259	$295,589	$–	$–	$–	$598,848
Chief Executive Officer	2020	$–	$61,505	$325,944	$–	$–	$–	$387,449

Brad Burke,(3)	2021	$275,000	$–	$149,547	$–	$–	$–	$424,547
Chief Financial Officer	2020	$69,708	$–	$79,455	$–	$–	$–	$149,163

(1)Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and 6,044 shares per month through December 31, 2021. On January 4, 2021, we issued 18,133 shares for Mr. Goldfarb’s services in 2020, and a total of 72,528 shares during 2021, of which 6,044 shares were subsequently issued on March 24, 2022. On October 2, 2020, we granted Mr. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mr. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435. On January 4, 2021, we granted Mr. Goldfarb an option to purchase 75,000 shares of common stock at an exercise price of $3.70 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $295,589.

(2)Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and 5,541 shares per month through December 31, 2021. On January 4, 2021, we issued 16,623 shares for Mrs. Goldfarb’s services in 2020, and a total of 66,492 shares during 2021, of which 5,541 shares were subsequently issued on March 24, 2022. On October 2, 2020, we granted Mrs. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mrs. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435. On January 4, 2021, we granted Mrs. Goldfarb an option to purchase 75,000 shares of common stock at an exercise price of $3.70 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $295,589.

(3)Mr. Burke was appointed Chief Financial Officer on December 28, 2020, after serving as Interim Chief Financial Officer on an independent contractor basis from October 1, 2020. We have agreed to compensate Mr. Burke a total of $275,000 in cash per year. Prior to December 28, 2020, Mr. Burke was paid $22,917 per month as an independent contractor. On December 28, 2020, we granted Mr. Burke an option to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $79,455. On April 21, 2021, we granted Mr. Burke an option to purchase 27,500 shares of common stock at an exercise price of $5.50 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547.

Employment Agreements

Other than as described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2021.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Ira Goldfarb, Executive Chairman	-0-	75,000	(1)	$3.70	January 3, 2031
	-0-	16,500	(2)	$4.00	December 27, 2030
	-0-	50,000	(3)	$5.25	October 1, 2030

Claudia Goldfarb, Chief Executive Officer	-0-	75,000	(1)	$3.70	January 3, 2031
	-0-	16,500	(2)	$4.00	December 27, 2030
	-0-	50,000	(3)	$5.25	October 1, 2030

Brad Burke, Chief Financial Officer	-0-	27,500	(4)	$5.50	April 20, 2031
	-0-	20,000	(2)	$4.00	December 27, 2030

(1)Options granted on January 4, 2021, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

(2)Options granted on December 28, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

(3)Options granted on October 2, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

(4)Options granted on April 21, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2021.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman(1)	$–	$25,000	$–	$–	$–	$–	$25,000
Chris Ludeman(2)	$–	$80,000	$149,239	$–	$–	$–	$229,239
Joseph Lahti(3)	$–	$25,000	$–	$–	$–	$–	$25,000
Lyle Berman(4)	$–	$25,000	$–	$–	$–	$–	$25,000
Greg Creed(5)	$–	$25,000	$–	$–	$–	$–	$25,000

(1) On December 8, 2021, we issued Mr. Bradley Berman 8,333 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

(2) On December 8, 2021 and January 27, 2021, we issued Mr. Ludeman a total of 13,333 and 6,400 shares of common stock, respectively, for annual director and audit committee services. The aggregate fair value of the common stock was $80,000 based on the closing price of the Company’s common stock on the respective grant dates. On January 27, 2021, we granted Mr. Ludeman an option to purchase 24,151 shares of common stock at an exercise price of $6.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239.

(3) On December 8, 2021, we issued Mr. Lahti a total of 8,333 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

(4) On December 8, 2021, we issued Mr. Lyle Berman a total of 8,333 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

(5) On December 8, 2021, we issued Mr. Creed a total of 8,333 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2022, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 15, 2022, we had 3,939,439 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 15, 2022. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Claudia Goldfarb, Chief Executive Officer(2)	1,987,912	39.4%
Brad Burke, Chief Financial Officer(3)	22,132	*
Ira Goldfarb, Chairman of Board(4)	1,995,458	39.5%
Bradley Berman, Director(5)	274,222	5.6%
Lyle Berman, Director(6)	560,056	11.4%
Joseph Lahti, Director(7)	47,196	1.0%
Greg Creed, Director(8)	92,500	1.9%
Chris Ludeman, Director(9)	116,791	2.4%
All Directors and Executive Officers as a Group (8 persons)	3,191,470	61.2%
Neil Sell(10) 3300 Wells Fargo Center 90 South 7th Street Minneapolis, MN 55402	265,606	5.5%
Morris Goldfarb(11) 512 Seventh Avenue, 35th FL New York, NY 10018	357,799	7.4%

*Indicates beneficial ownership of less than 1%.

(1)Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 15, 2022.

(2)Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb, 58,824 shares held in joint tenancy and 225,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 15, 2022 that are jointly held with his spouse, Claudia Goldfarb.

(3)Includes 3,750 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2022.

(4)Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb, 58,824 shares held in joint tenancy and 225,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 15, 2022 that are jointly held with her spouse, Ira Goldfarb.

(5)Includes 37,576 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2022. Includes 1,385 shares held by certain trusts for the children of Mr. Bradley Berman, and 6,196 shares owned by Mr. Bradley Berman’s spouse.

(6)Includes 112,491 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2022. Does not include 123,910 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Neil Sell and Mr. Gary Raimist are co-trustees.

(7)Includes 12,363 shares which may be purchased pursuant to stock options and warrants exercisable within 60 days of March 15, 2022, and 666 shares held by Mr. Lahti’s spouse.

(8)Includes 50,000 shares held by the Creed Revocable Living Trust, for which Mr. Creed is trustee.

(9)Includes 50,000 shares held by Christopher R. & Linda M. Ludeman JTWROS.

(10)Includes 50 shares which may be purchased pursuant to stock warrants exercisable within 60 days of March 15, 2022, and includes an aggregate of 210,026 shares owned by certain trusts, for which Mr. Sell is trustee and inclusive of 123,908 shares for which Mr. Sell is a co-trustee with Mr. Raimist. Does not include 600 shares held by Mr. Sell’s spouse, for which Mr. Sell disclaims beneficial ownership.

(11)Includes 150,000 shares held by Sirrom, LLC, for which Morris Goldfarb is the beneficial ownership.

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

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 24, 2022, in satisfaction of the outstanding common stock payable.

Common Stock Issued to Officers for Services

On various dates between January 31, 2021 and December 31, 2021, the Company issued an aggregate 60,951 and 66,484 shares in monthly increments of 5,541 and 6,044 shares to Claudia and Ira Goldfarb, respectively, for their services. The aggregate fair value of the shares was $290,792 and $317,188 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

On January 7, 2021, the Company issued an aggregate 16,623 and 18,133 shares of common stock to Claudia and Ira Goldfarb, respectively, for services from October 2020 through December 31, 2020 in satisfaction of the outstanding common stock payable at December 31, 2020. The aggregate fair value of the shares was $61,505 and $67,092 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant, was presented as Common Stock Payable as of December 31, 2020.

Common Stock Issued to Directors for Services

On December 8, 2021, the Company issued an aggregate 41,665 shares of common stock amongst its five Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On December 8, 2021, the Company issued an additional 5,000 shares to Mr. Chris Ludeman, for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Options Granted for Services to Officers and Directors

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options are being expensed over the vesting period, resulting in $20,814 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $128,733 of unamortized expenses are expected to be expensed over the vesting period.

On January 27, 2021, one of our Directors, Mr. Chris Ludeman, was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options are being expensed over the vesting period, resulting in $22,815 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $126,424 of unamortized expenses are expected to be expensed over the vesting period.

On January 4, 2021, our CEO and Chairman, Claudia and Ira Goldfarb, were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options are being expensed over the vesting period, resulting in $194,900 of stock-based compensation expense during the year ended December 31, 2021. As of December 31, 2021, a total of $396,278 of unamortized expenses are expected to be expensed over the vesting period.

On December 28, 2020, (a) Mr. Burke was granted options to purchase 20,000 shares of the Company’s common stock, (b) Ira Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, and (c) Claudia Goldfarb was granted options to purchase 16,500 shares of the Company’s common stock, each grant having an exercise price of $4.00 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on December 28, 2020 (collectively, the “Executive Option Grants”). The Executive Option Grants will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201.05% and a call option value of $3.9657, was $210,185. The options are being expensed over the vesting period, resulting in $41,923 and $344 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $167,918 of unamortized expenses are expected to be expensed over the vesting period.

On October 2, 2020, the Company’s Board of Directors granted an aggregate amount of 115,250 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.25 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on October 2, 2020. The options are exercisable over a ten-year term, and vest 60% on the 3rd anniversary of the grant date and 20% each anniversary thereafter, until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 532.91% and a call option value of $5.2102, was $600,473. The options are being expensed over the vesting period, resulting in $104,485 and $27,667 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $421,760 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ira Goldfarb, Chairman of the Board and Director	50,000
Claudia Goldfarb, Chief Executive Officer	50,000
Total:	100,000

On October 1, 2020, one of our Directors, Mr. Greg Creed, was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $6.00 per share, which represented the closing price of the Company’s shares on the OTCQB marketplace on October 1, 2020. These options will vest 60% as of January 1, 2024 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 552.14% and a call option value of $5.9660, was $144,084. The options are being expensed over the vesting period, resulting in $26,605 and $6,633 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $110,846 of unamortized expenses are expected to be expensed over the vesting period.

On February 26, 2020, the Company’s Board of Directors granted an aggregate amount of 240,000 stock options pursuant to the 2020 Equity Plan to purchase shares of the Company’s common stock to several officers, directors, and employees at an exercise price of $5.41 per share, which represents the closing price of the Company’s shares on the OTCQB marketplace on February 20, 2020. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 147.98% and a call option value of $3.7354, was $896,506. The options are being expensed over the vesting period, resulting in $105,792 and $408,964 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, a total of $227,936 of unamortized expenses are expected to be expensed over the vesting period. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Option
Name and Title at Time of Grant	Shares Granted
Ken DeCubellis, former Chief Executive Officer and former Interim Chief Financial Officer	60,377
Michael Eisele, former Chief Operating Officer	42,264
Bradley Berman, Director	24,151
Joseph Lahti, Director	24,151
Benjamin Oehler, former Director	24,151
Lyle Berman, Director	24,151
Total:	199,245

All of the stock options granted under the 2020 Equity Plan presented in the table above will vest in five equal installments, commencing one year from the date of grant on February 26, 2021, and continuing for the next four anniversaries thereof until fully vested.

Warrants Granted

On December 31, 2021, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement with related parties to sell an aggregate $2,075,000 of promissory notes, bearing 8% interest, and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $2.25, was $699,213. The warrants will be expensed as a debt discount over the life of the loans. The officers, directors and related parties receiving grants and the amounts of such grants were as follows:

	Promissory	Stock Warrant
Name and Title at Time of Grant	Note	Shares Granted
Ira and Claudia Goldfarb, Chairman and Chief Executive Officer	$1,500,000	225,000
Brad Burke, Chief Financial Officer	25,000	3,750
Lyle Berman, Director	500,000	75,000
Cesar J. Gutierrez, brother of the Company’s Chief Executive Officer	50,000	7,500
Total:	$2,075,000	311,250

In consideration for four officers and director’s willingness to serve as guarantors of the Cadence Loan, the Company issued warrants to each of the Guarantors (the “Guarantor Warrants”) for the purchase of the Company’s common stock on March 12, 2020. The Guarantor Warrants entitle each Guarantor to purchase 26,250 shares of the Company's common stock (the “Warrant Shares”) at an exercise price of $4.00 per share. The Guarantor Warrants expire on March 12, 2030. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 146% and a call option value of $3.59, was $377,440. The warrants were expensed as a debt discount during the year ended December, 31, 2020. The officers and directors receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at the Time of Grant	Shares Granted
Ken DeCubellis, former Chief Executive Officer and former Interim Chief Financial Officer	26,250
Bradley Berman, Director	26,250
Lyle Berman, Director	26,250
Benjamin Oehler, former Director	26,250
Total:	105,000

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

Name	Percentage of BRAC Owned by the Company Granted to the Grantee
Bradley Berman	1.6%
Lyle Berman	1.6%
Benjamin Oehler	1.6%
Joe Lahti	1.6%
Kenneth DeCubellis	4.0%
Michael Eisele	2.8%
James Moe	2.1%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Audit fees(1)	$48,265	$41,265
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$48,265	$41,265

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2021 and 2020.

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

Report of the Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting process. The Audit Committee’s function is more fully described in its charter, which can be found on the Company’s website at www.sowginc.com. The Committee reviews the charter on an annual basis. The Board of Directors has determined that each member of the Committee is independent in accordance with the NASDAQ Global Market’s requirements for independent directors. The Board of Directors has also determined that Chris Ludeman qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Management has the primary responsibility for the financial statements and reporting process. The independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the fairness of the audited financial statements based on the audit conducted in accordance with the standards of the Public Company Accounting Oversight Board.

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2021 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Chris Ludeman, Chairman
Joseph Lahti
Lyle Berman
Bradley Berman

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Sow Good Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

2.4	Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 21, 2020)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.4	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.8	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 10, 2020)

4.9	HREF="http://www.sec.gov/Archives/edgar/data/1490161/000168316821001122/sowgood_ex0409.htm" STYLE="-sec-extract: exhibit" Amendment to 2020 Stock Incentive Plan, dated October 1, 2020 (incorporated by reference to Exhibit 4.9 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.10	Amendment to 2020 Stock Incentive Plan, dated January 4, 2021 (incorporated by reference to Exhibit 4.10 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.11	Amendment to 2020 Stock Incentive Plan, dated March 19, 2021 (incorporated by reference to Exhibit 4.11 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.12	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.13	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.14	Description of Securities (incorporated by reference to Exhibit 4.14 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.15	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Sow Good, Inc. on August 22, 2011)

10.1	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 28, 2013)

10.2	Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)

10.3	Amendment to Asset Purchase Agreement dated October 1, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on October 6, 2020)

10.4	Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.5	Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.6	Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.7	Employment Agreement, dated December 28, 2020, between Brad Burke and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on January 4, 2021)

10.8	Stock Purchase Agreement dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)

10.9	Employment Agreement, dated October 1, 2020, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.18 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.10	Employment Agreement, dated October 1, 2020, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.11	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.12	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.13	Stock Purchase Agreement, dated July 2, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)

10.14	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

10.15	Form of 2021 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

24.1*	Power of Attorney (including on signature pages)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* Filed herewith.

ITEM 16. Form 10–K Summary.

None.

Exhibit 24.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2022	SOW GOOD INC.

By: /s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad Burke
Brad Burke, Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2021 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Claudia Goldfarb	Dated: March 29, 2022
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad Burke	Dated: March 29, 2022
Brad Burke, Chief Financial Officer
(Principal Financial Officer)

By: /s/ Ira Goldfarb	Dated: March 29, 2022
Ira Goldfarb, Executive Chairman

By: /s/ Bradley Berman	Dated: March 29, 2022
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: March 29, 2022
Lyle Berman, Director

By: /s/ Joseph Lahti	Dated: March 29, 2022
Joseph Lahti, Director

By: /s/ Chris Ludeman	Dated: March 29, 2022
Chris Ludeman, Director

