Form 10-Q
period 2022-03-31
Sow Good Inc.
filed 2022-05-13
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 13, 2022 was 4,840,974.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,814,988	$3,345,928
Accounts receivable	11,968	12,382
Prepaid expenses	68,384	81,057
Inventory	1,771,856	1,451,897
Total current assets	3,667,196	4,891,264

Property and equipment:
Property and equipment	2,936,078	2,891,352
Less accumulated depreciation	(283,050)	(210,096)
Total property and equipment, net	2,653,028	2,681,256

Security deposit	10,000	10,000
Right-of-use asset	1,312,439	1,329,089
Intangible assets	307,860	304,244
Goodwill	4,887,297	4,887,297

Total assets	$12,837,820	$14,103,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$334,593	$279,337
Accrued expenses	116,182	77,750
Current portion of operating lease liabilities	47,569	45,970
Total current liabilities	498,344	403,057

Operating lease liabilities	1,341,358	1,353,898
Notes payable, related parties, net of $639,489 and $699,213 of debt discounts at March 31, 2022 and December 31, 2021	1,435,511	1,375,787
Notes payable	150,000	150,000

Total liabilities	3,425,213	3,282,742

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,820,655 and 4,809,070 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,821	4,809
Additional paid-in capital	54,502,342	54,342,027
Common stock payable, consisting of 4,255 and 11,585 shares at March 31, 2022 and December 31, 2021, respectively	10,000	26,066
Accumulated deficit	(45,104,556)	(43,552,494)
Total stockholders' equity	9,412,607	10,820,408

Total liabilities and stockholders' equity	$12,837,820	$14,103,150

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021

Revenues	$48,372	$–
Cost of goods sold	47,491	–
Gross profit	881	–

Operating expenses:
General and administrative expenses:
Salaries and benefits	916,155	757,144
Professional services	62,693	101,899
Other general and administrative expenses	405,076	286,821
Total general and administrative expenses	1,383,924	1,145,864
Depreciation and amortization	65,226	4,996
Total operating expenses	1,449,150	1,150,860

Net operating loss	(1,448,269)	(1,150,860)

Other income (expense):
Interest expense, including $59,724 of warrants issued as a debt discount for the three months ending March 31, 2022	(103,793)	(1,512)
Gain on early extinguishment of debt	–	113,772
Gain on investment in Allied Esports Entertainment, Inc.	–	230,723
Total other income (expense)	(103,793)	342,983

Net loss	$(1,552,062)	$(807,877)

Weighted average common shares outstanding - basic	4,809,842	3,661,760
Net loss per common share – basic	$(0.32)	$(0.22)

Weighted average common shares outstanding - fully diluted	4,809,842	3,661,760
Net loss per common share – fully diluted	$(0.32)	$(0.22)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	225,000	225	899,775	–	–	900,000
Common stock sales for cash	406,250	406	1,624,594	–	–	1,625,000
Common stock issued to officers and directors for services	64,326	64	310,334	(55,728)	–	254,670
Common stock options granted to officers and directors for services	–	–	105,172	–	–	105,172
Common stock options granted to employees for services	–	–	16,049	–	–	16,049
Net loss for the three months ended March 31, 2021	–	–	–	–	(807,877)	(807,877)
Balance, March 31, 2021	3,939,439	$3,939	$49,557,882	$72,869	$(37,486,215)	$12,148,475

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock issued to officers and directors for services	11,585	12	26,054	(26,066)	–	–
Common stock awarded to advisory board member for services	–	–	–	10,000	–	10,000
Common stock options granted to officers and directors for services	–	–	121,740	–	–	121,740
Common stock options granted to employees for services	–	–	12,521	–	–	12,521
Net loss for the three months ended March 31, 2022	–	–	–	–	(1,552,062)	(1,552,062)
Balance, March 31, 2022	4,820,655	$4,821	$54,502,342	$10,000	$(45,104,556)	$9,412,607

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,552,062)	$(807,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,954	4,996
Gain on investment in Allied Esports Entertainment, Inc.	–	(230,723)
Gain on early extinguishment of debt	–	(113,772)
Common stock issued to officers and directors for services	–	254,670
Common stock awarded to advisors for services	10,000	–
Amortization of stock options	134,261	121,221
Amortization of stock warrants issued as a debt discount	59,724	–
Decrease (increase) in current assets:
Accounts receivable	414	–
Prepaid expenses	12,673	3,252
Inventory	(319,959)	(315,493)
Right-of-use asset	16,650	16,069
Increase (decrease) in current liabilities:
Accounts payable	55,256	(92,893)
Accrued expenses	38,432	(24,863)
Lease liabilities	(10,941)	(9,458)
Net cash used in operating activities	(1,482,598)	(1,194,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(44,726)	(38,208)
Cash paid for construction in progress	–	(658,537)
Cash paid for intangible assets	(3,616)	–
Net cash used in investing activities	(48,342)	(696,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from the sale of common stock	–	2,525,000
Net cash provided by financing activities	–	2,525,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,530,940)	633,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,345,928	1,912,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,814,988	$2,546,113

SUPPLEMENTAL INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

On July 7, 2021, the Company raised over $3 million of capital from the sale of 714,701 newly issued shares at a share price of $4.25 in a private placement. Investors in the private placement included Sow Good’s Chief Executive Officer, Executive Chairman, and Chief Financial Officer, in addition to other Sow Good board members and a small group of accredited investors. The proceeds were used to invest in inventory ahead of pursuing larger business-to-business relationships, as well as funding incremental capital expenditures and general operating expenses.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On April 8, 2022, we sold an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, including $3,120,000 and warrants to purchase an aggregate 570,000 shares of common stock, to related parties. The warrants are exercisable at a price of $2.35 per share over a ten-year term. These proceeds will also be used for working capital investment and to ramp up our freeze-dried consumer packaged goods business.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $1,266,071 of cash in excess of FIDC and SIPC insured limits at March 31, 2022, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $72,954 and $4,996 for the three months ended March 31, 2022 and 2021, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	March 31,	December 31,
	2022	2021
Finished goods	$343,887	$273,135
Packaging materials	259,851	95,436
Work in progress	688,307	613,063
Raw materials	479,811	470,263
Total inventory	$1,771,856	$1,451,897

No reserve for obsolete inventories has been recognized.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $144,261 and $375,891, consisting entirely of expenses related to common stock and options issued for services for the three months ended March 31, 2022 and 2021, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $59,724 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing for the three months ended March 31, 2022.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options. ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2021-04 has not had a material impact on the Company’s financial statements or related disclosures.

In March 2020, the FASB issued ASU 2020-04 establishing Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. We are currently evaluating the impact that the expected market transition from the London Interbank Offered Rate, commonly referred to as LIBOR, to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04.

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 has not had a material impact on the Company’s financial statements or related disclosures.

No other new accounting pronouncements, issued or effective during the period ended March 31, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2022, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $45,104,556, and had cash on hand of $1,814,988. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations, and the Company raised an additional $3.7 million from the sale of Promissory Notes and Warrants in April, as noted in our subsequent events footnote.

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

Note 4 – Related Party

Common Stock Payable Awarded to Officers

On March 25, 2022, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, in satisfaction of an outstanding common stock payable for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant.

Lease Agreement

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility in Irving, Texas, from IG Union Bower, LLC (“Union Bower”), an entity owned entirely by Ira Goldfarb, under which Union Bower is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

Note 5 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,814,988	$–	$–
Intangible assets	–	307,860	–
Goodwill	–	4,887,297	–
Total assets	1,814,988	5,195,157	–
Liabilities
Notes payable, related parties, net of $639,489 of debt discounts	–	1,435,511	–
Notes payable	–	150,000	–
Total liabilities	–	1,585,511	–
	$1,814,988	$(3,609,646)	$–

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,345,928	$–	$–
Intangible assets	–	304,244	–
Goodwill	–	4,887,297	–
Total assets	3,345,928	5,191,541	–
Liabilities
Notes payable, related parties, net of $699,213 of debt discounts	–	1,375,787	–
Notes payable	–	150,000	–
Total liabilities	–	1,525,787	–
	$3,345,928	$(3,665,754)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2022.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2022	2021
Prepaid software licenses	$18,493	$28,314
Prepaid insurance costs	10,113	11,179
Prepaid office and other costs	8,468	18,836
Trade show advances	–	22,728
Advances on equipment purchases	31,310	–
Total prepaid expenses	$68,384	$81,057

Note 7 – Property and Equipment

Property and equipment at March 31, 2022 and December 31, 2021, consists of the following:

	March 31,	December 31,
	2022	2021
Office equipment	$13,872	$13,872
Machinery	1,522,748	1,478,022
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,257,869	1,257,869
	2,936,078	2,891,352
Less: Accumulated depreciation and amortization	(283,050)	(210,096)
Total property and equipment, net	$2,653,028	$2,681,256

The Company recognized depreciation expense of $72,954 and $4,996 for the three months ended March 31, 2022 and 2021, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2022	2021
Licenses	$2,500	$2,500
Branding, Sow Good	159,083	159,083
Branding, Sustain Us	48,399	48,399
Trademarks and patents	97,878	94,262
Total intangible assets	$307,860	$304,244

Note 9 – Leases

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
2022
Operating lease cost:
Fixed rent expense	$36,720

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

March 31,
2022
Operating leases:
Operating lease assets	$1,312,439

Current portion of operating lease liabilities	$47,569
Noncurrent operating lease liabilities	1,341,358
Total operating lease liabilities	$1,388,927

Weighted average remaining lease term:
Operating leases	13.75 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,941

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$1,431,463

The future minimum lease payments due under operating leases as of March 31, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the nine months remaining)	$94,275
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,047,143
Less effects of discounting	658,216
Lease liability recognized	$1,388,927

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	$1,500,000	$1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s then CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	2,075,000	2,075,000
Less unamortized debt discounts:	639,489	699,213
Notes payable	1,435,511	1,375,787
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$1,435,511	$1,375,787

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recorded total discounts of $699,213, consisting of debt discounts on warrants granted to the related parties during the year ended December 31, 2021. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized $102,299 of interest expense for the three months ended March 31, 2022. Interest expense consisted of $42,575 of stated interest expense and $59,724 of amortized debt discounts related to stock-based warrants. There was no interest expense during the three months ended March 31, 2021.

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

Total notes payable	150,000	150,000
Less: current maturities	–	–
Notes payable, less current maturities	$150,000	$150,000

The Company recognized $1,494 and $1,512 of interest expense during the three months ended March 31, 2022 and 2021, respectively.

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of March 31, 2022, a total of 4,820,655 shares of common stock have been issued.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock Payable Awarded to Advisory Board Member

On March 25, 2022, the Company awarded 4,255 shares of common stock to a newly appointed advisory board member for services. The fair value of the shares was $10,000, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on April 11, 2022.

Settlement of Common Stock Payable Awarded to Officers

On March 25, 2022, the Company issued 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for their services earned in December of 2021. The fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the dates of grant.

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

Outstanding Options

Options to purchase an aggregate total of 546,942 shares of common stock at a weighted average strike price of $5.26, exercisable over a weighted average life of 8.61 years were outstanding as of March 31, 2022.

Options Granted

On March 30, 2022, a total of sixteen employees and consultants were granted options to purchase an aggregate 19,436 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 407% and a call option value of $2.6435, was $51,380. The options are being expensed over the vesting period, resulting in $25 of stock-based compensation expense during the three months ended March 31, 2022. As of March 31, 2022, a total of $51,355 of unamortized expenses are expected to be expensed over the vesting period.

On March 25, 2022, a newly appointed advisory board member was granted options to purchase an aggregate 6,382 shares of the Company’s common stock, having an exercise price of $2.35 per share, exercisable over a 10-year term. The options will vest 20% on each anniversary over a five year period, until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.2584, was $14,413. The options are being expensed over the vesting period, resulting in $47 of stock-based compensation expense during the three months ended March 31, 2022. As of March 31, 2022, a total of $14,366 of unamortized expenses are expected to be expensed over the vesting period.

The Company recognized a total of $134,261 and $121,221 of compensation expense during the three months ended March 31, 2022 and 2021, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,665,080 as of March 31, 2022.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Exercised

No options were exercised during the three months ended March 31, 2022 and 2021.

Options Forfeited

A total of 20,063 options with a weighted average exercise price of $4.07 were forfeited during the three months ended March 31, 2022.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 417,550 shares of common stock at a $2.66 strike price, exercisable over a weighted average life of 9.27 years were outstanding as of March 31, 2022.

Warrants Granted

No warrants were granted during the three months ended March 31, 2022 and 2021.

Warrants Exercised or Expired

No warrants were exercised or expired during the three months ended March 31, 2022 and 2021.

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

Losses incurred during the period from April 9, 2011 (inception) to March 31, 2022 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2022, net deferred tax assets were $7,864,739, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $7,864,739 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2022 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2022.

Note 16 – Commitments

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

The future minimum lease payments due under operating leases as of March 31, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the nine months remaining)	$94,275
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,047,143
Less effects of discounting	658,216
Lease liability recognized	$1,388,927

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Debt Financing

On April 8, 2022, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) to sell an aggregate $3,700,000 of Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the Notes is payable semi-annually beginning June 30, 2022 at the rate of 6% per annum, and the principal amount of the Notes matures and becomes due and payable on April 8, 2025. The Warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the Securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the Warrant Shares is calculated as $2,173,750. The Offering closed simultaneously with execution of the Purchase Agreement. Of the aggregate $3,700,000 of Notes, a total of $3,120,000 of Notes were sold to officers or directors.

Common Stock Issued to Advisory Board Members

On April 20, 2022, the Company issued 4,000 shares to each of two advisory board members for their services. The total aggregate fair value of the shares was $20,000, based on the closing price of the Company’s common stock on the date of grant.

Common Stock and Options Awarded to Recently Appointed Director

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation. Pursuant to the Company’s 2020 Stock Incentive Plan (the “2020 Equity Plan”), Mr. Mueller was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested.

Common Stock Issued to Advisory Board Member on Subscriptions Payable

On April 11, 2022, the Company issued 4,255 shares in satisfaction of a Subscriptions Payable to an Advisory Board Member for services provided. The total fair value of the shares was $10,000, based on the closing price of the Company’s common stock on the date of grant.

Departure of CFO

On April 30, 2022, Mr. Brad Burke resigned as the Company’s Chief Financial Officer, and the Company’s Chief Executive Officer, Claudia Goldfarb, was appointed as the interim Chief Financial Officer. On May 3, 3022, the Company entered into a Separation Agreement and Release, which entitles Mr. Burke to receive an amount equal to the base salary that he would have received for a three-month period (“Severance Pay”), and the accelerated vesting of options to purchase an aggregate 75,000 shares of common stock with a weighted average exercise price of $4.09 per share, along with an extension of the time period to exercise such stock option agreements to the fifth anniversary of the separation.

Options Granted

On April 1, 2022, a total of twenty employees and consultants were granted options to purchase an aggregate 63,477 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, including options to purchase 27,500 shares issued to Mr. Burke. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested.

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

Overview and Outlook

We continue to sell our products online via our direct-to-consumer channels, in addition to our growing pipeline of business-to-business customers. In March of 2021, we completed the construction of our first freeze drier and, in antiparticipation of the increased production demands for our products and freeze-drying expertise, we are in the development process of our second and third freeze driers.

During the first quarter of 2022, we expanded our ‘Sustain Us’ brand, which offers a line of granolas, snacks, and soups that are marketed toward outdoor adventure activities, everyday snacking and meal prep needs, and long-term food storage. During 2021, we completed build-out of our production facility and launched our direct-to-consumer freeze dried consumer packaged goods (CPG) food brand, under our Sow Good brand. Sow Good launched eleven ready-to-blend smoothies, nine fruit snacks, and six vegetable snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good’s packaged snack lineup includes fruits and vegetables such as Mon Cherry (cherries) and What’s the Dill (sweet potato chips with dill). We also launched four new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze dried fruits, almonds, and hemp hearts. Our unique food products are targeting the large, and growing, freeze dried food market.

With the extensive freeze dried manufacturing and business development experience of our senior management team, we are confident that we are well positioned to lead the Company's growth and development in the freeze dried food industry.

Going Concern Uncertainty

As of March 31, 2022, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $45,104,556, and had cash on hand of $1,814,988. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
	March 31,		Increase /
	2022	2021	(Decrease)

Revenues	$48,372	$–	$48,372
Cost of goods sold	47,491	–	47,491
Gross Profit	881	–	881

Operating expenses:
General and administrative expenses:
Salaries and benefits	916,155	757,144	159,011
Professional services	62,693	101,899	(39,206)
Other general and administrative expenses	405,076	286,821	118,255
Total general and administrative expenses	1,383,924	1,145,864	238,060
Depreciation and amortization	65,226	4,996	60,230
Total operating expenses	1,449,150	1,150,860	298,290

Net operating loss	(1,448,269)	(1,150,860)	297,409

Other income (expense)
Interest expense	(103,793)	(1,512)	102,281
Gain on early extinguishment of debt	–	113,772	(113,772)
Gain on investment in Allied Esports Entertainment, Inc. securities	–	230,723	(230,723)
Total other income (expense)	(103,793)	342,983	(446,776)

Net loss	$(1,552,062)	$(807,877)	$744,185

Revenues

Revenues consist primarily of online freeze-dried foods product sales. The revenues were $48,372 for the three months ended March 31, 2022, as we continued to launch our product lines. The Company did not earn any revenues during the comparative three months ended March 31, 2021. We anticipate increased revenues over the remainder of the year, although there can be no assurance.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2022 were $47,491, primarily consisting of material costs and labor on the sales of freeze-dried food products, resulting in a gross profit of approximately 2% during the quarter. The Company did not have any cost of goods sold during the comparative three months ended March 31, 2021.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2022 were $916,155, compared to $757,144 for the three months ended March 31, 2021, an increase of $159,011, or 21%, Salaries and benefits included stock-based compensation expense for the three months ended March 31, 2022 of $144,261, compared to $375,891 for the three months ended March 31, 2021, a decrease of $231,630, or 62%. Stock-based compensation consists of $134,261 and $121,221 of stock options expense incurred in the three months ended March 31, 2022 and 2021, respectively, and $10,000 and $254,670 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended March 31, 2022 and 2021, respectively. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze-dried food operations, as partially offset by a reduction in stock-based compensation, as management accepted stock-based compensation in lieu of cash in the comparative period.

Professional services

Professional services were $62,693 for the 2022 period, compared to $101,899 for the 2021 period, a decrease of $39,206, or 38%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2022 was $405,076, compared to $286,821 for the three months ended March 31, 2021, an increase of $118,255, or 41%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the three months ended March 31, 2022 was $65,226, compared to $4,996 for the three months ended March 31, 2021, an increase of $60,230, or 1,206%. The increase is attributable to the addition of new equipment placed in service throughout 2021.

Other income (expense)

In the three months ended March 31, 2022, other expense was $103,793, consisting of $44,069 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, and $59,724 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. During the comparative three months ended March 31, 2021, other income, on a net basis, was $342,983, consisting of a $113,772 gain on early extinguishment of debt and a net gain on investments in Allied Esports Entertainment, Inc. securities of $230,723, as offset by $1,512 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs.

Net loss

Net loss for the three months ended March 31, 2022 was $1,552,062, compared to $807,877 during the three months ended March 31, 2021, an increased net loss of $744,185, or 92%. The increased net loss was due primarily to $297,409 of increased operating losses over the prior year, as we ramped up our operations, and prior years gains of $113,772 and $230,723 on the forgiveness of our PPP loan and gains on the sale of our investments in Allied Esports Entertainment, Inc. securities in the comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
	2022	2021
Current Assets	$3,667,196	$4,891,264

Current Liabilities	$498,344	$403,057

Working Capital	$3,168,852	$4,488,207

As of March 31, 2022, we had working capital of $3,168,852.

The following table summarizes our cash flows during the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(1,482,598)	$(1,194,871)
Net cash used in investing activities	(48,342)	(696,745)
Net cash provided by financing activities	–	2,525,000

Net change in cash and cash equivalents	$(1,530,940)	$633,384

Net cash used in operating activities was $1,482,598 and $1,194,871 for the three months ended March 31, 2022 and 2021, respectively, a period over period increase of $287,727. The increase was primarily due to our increased net loss.

Net cash used in investing activities were $48,342 and $696,745 for the three months ended March 31, 2022 and 2021, respectively, a period over period decrease of $648,403. Cash used in investing activities were comprised of $44,726 of fixed asset purchases, as we built out our freeze-dried foods warehouse and equipment, and $3,616 of purchases on trademarks during the three months ended March 31, 2022, compared to $38,208 of fixed asset purchases, along with $658,537 of construction in progress costs incurred during the three months ended March 31, 2021.

There were no financing activities during the three months ended March 31, 2022. Net cash provided by financing activities was $2,525,000 for the three months ended March 31, 2021. All of the 2021 activity was the result of the $2,525,000 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and another $3,037,511 raised from the sale of an aggregate 714,701 shares sold at $4.25 per share.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2022, our balance of cash was $1,814,988 and we had total working capital of $3,168,852. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of March 31, 2022 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze-dried foods business which will put a strain on our cash resources. Should the Company be successful in launching its products, we may pursue the expansion of our production capabilities through the construction of a third freeze drier. Adding a third freeze drier would require approximately $1 million of incremental capital and would likely require the Company to identify additional sources of funding. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. On April 8, 2022, we raised $3.7 million from the sale of Promissory Notes and Warrants, including $3,120,000 received from related parties, resulting in approximately $4.4 million of cash on hand as of May 1, 2022. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended March 31, 2022 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Issued for Services

On March 25, 2022, we issued 5,541 shares of common stock, restricted in accordance with Rule 144, to Claudia Goldfarb, our Chief Executive Officer, for services rendered.

On March 25, 2022, we issued 6,044 shares of common stock, restricted in accordance with Rule 144, to Ira Goldfarb, our Executive Chairman, for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Amendment to 2020 Stock Incentive Plan adopted in October 2020 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.4	Amendment to 2020 Stock Incentive Plan adopted in January 2021 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.5	Amendment to 2020 Stock Incentive Plan adopted in March 2021 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.6	Note and Warrant Purchase Agreement, dated April 8, 2022, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.7	Form of 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.9	Separation Agreement and Release, dated May 3, 2022, by and among the Company and Brad Burke (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 3, 2022)
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: May 13, 2022	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

