Form 10-Q
period 2022-06-30
Sow Good Inc.
filed 2022-08-15
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 12, 2022 was 4,847,384.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,756,534	$3,345,928
Accounts receivable	194,081	12,382
Prepaid expenses	109,941	81,057
Inventory	1,845,959	1,451,897
Total current assets	4,906,515	4,891,264

Property and equipment:
Construction in progress	1,884,719	–
Property and equipment	3,015,737	2,891,352
Less accumulated depreciation	(358,751)	(210,096)
Total property and equipment, net	4,541,705	2,681,256

Security deposit	24,000	10,000
Right-of-use asset	1,295,632	1,329,089
Intangible assets	310,173	304,244
Goodwill	4,887,297	4,887,297

Total assets	$15,965,322	$14,103,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,045,426	$279,337
Accrued expenses	263,295	77,750
Current portion of operating lease liabilities	49,191	45,970
Total current liabilities	1,357,912	403,057

Operating lease liabilities	1,328,637	1,353,898
Notes payable, related parties, net of $2,660,748 and $699,213 of debt discounts at June 30, 2022 and December 31, 2021, respectively	2,534,252	1,375,787
Notes payable, net of $410,681 of debt discounts at June 30, 2022	319,319	150,000

Total liabilities	5,540,120	3,282,742

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,840,974 and 4,809,070 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4,841	4,809
Additional paid-in capital	57,637,706	54,342,027
Common stock payable, consisting of 11,585 shares at December 31, 2021	–	26,066
Accumulated deficit	(47,217,345)	(43,552,494)
Total stockholders' equity	10,425,202	10,820,408

Total liabilities and stockholders' equity	$15,965,322	$14,103,150

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenues	$244,943	$7,076	$293,315	$7,076
Cost of goods sold	150,603	4,899	198,094	4,899
Gross profit	94,340	2,177	95,221	2,177

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,242,900	916,957	2,159,055	1,674,101
Professional services	53,295	60,694	115,988	162,593
Other general and administrative expenses	487,789	424,263	892,865	711,084
Total general and administrative expenses	1,783,984	1,401,914	3,167,908	2,547,778
Depreciation and amortization	67,693	60,056	132,919	65,052
Total operating expenses	1,851,677	1,461,970	3,300,827	2,612,830

Net operating loss	(1,757,337)	(1,459,793)	(3,205,606)	(2,610,653)

Other income (expense):
Interest expense, including $262,074 and $321,798 of warrants issued as a debt discount for the three and six months ending June 30, 2022, respectively	(355,452)	(1,222)	(459,245)	(2,734)
Gain on early extinguishment of debt	–	–	–	113,772
Gain (loss) on investment in Allied Esports Entertainment, Inc.	–	(96,779)	–	133,944
Total other income (expense)	(355,452)	(98,001)	(459,245)	244,982

Net loss	$(2,112,789)	$(1,557,794)	$(3,664,851)	$(2,365,671)

Weighted average common shares outstanding - basic	4,837,950	3,963,682	4,823,974	3,813,555
Net loss per common share - basic	$(0.44)	$(0.39)	$(0.76)	$(0.62)

Weighted average common shares outstanding - fully diluted	4,837,950	3,963,682	4,823,974	3,813,555
Net loss per common share - fully diluted	$(0.44)	$(0.39)	$(0.76)	$(0.62)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2021	3,939,439	$3,939	$49,557,882	$72,869	$(37,486,215)	$12,148,475
Common stock sales for cash to officers and directors	–	–	–	1,474,996	–	1,474,996
Common stock sales for cash	–	–	–	997,140	–	997,140
Common stock issued to officers and directors for services	34,755	35	193,318	(20,273)	–	173,080
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	132,604	–	–	132,604
Common stock options granted to employees for services	–	–	7,640	–	–	7,640
Net loss for the three months ended June 30, 2021	–	–	–	–	(1,557,794)	(1,557,794)
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(39,044,009)	$13,396,141

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2022	4,820,655	$4,821	$54,502,342	$10,000	$(45,104,556)	$9,412,607
Common stock warrants granted to related parties pursuant to debt financing	–	–	2,249,684	–	–	2,249,684
Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330
Common stock issued to officers and directors for services	8,064	8	24,990	–	–	24,998
Common stock issued to advisory board for services	12,255	12	29,988	(10,000)	–	20,000
Common stock options granted to officers and directors for services	–	–	296,002	–	–	296,002
Common stock options granted to employees and advisors for services	–	–	90,370	–	–	90,370
Net loss for the three months ended June 30, 2022	–	–	–	–	(2,112,789)	(2,112,789)
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$–	$(47,217,345)	$10,425,202

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	225,000	225	899,775	1,474,996	–	2,374,996
Common stock sales for cash	406,250	406	1,624,594	997,140	–	2,622,140
Common stock issued to officers and directors for services	99,081	99	503,652	(76,001)	–	427,750
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	237,776	–	–	237,776
Common stock options granted to employees for services	–	–	23,689	–	–	23,689
Net loss for the six months ended June 30, 2021	–	–	–	–	(2,365,671)	(2,365,671)
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(39,044,009)	$13,396,141

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock warrants granted to related parties pursuant to debt financing	–	–	2,249,684	–	–	2,249,684
Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330
Common stock issued to officers and directors for services	19,649	20	51,044	(26,066)	–	24,998
Common stock issued to advisory board for services	12,255	12	29,988	–	–	30,000
Common stock options granted to officers and directors for services	–	–	417,742	–	–	417,742
Common stock options granted to employees and advisors for services	–	–	102,891	–	–	102,891
Net loss for the six months ended June 30, 2022	–	–	–	–	(3,664,851)	(3,664,851)
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$–	$(47,217,345)	$10,425,202

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,664,851)	$(2,365,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,655	65,052
Gain on investment in Allied Esports Entertainment, Inc.	–	(133,944)
Gain on early extinguishment of debt	–	(113,772)
Common stock issued to officers and directors for services	24,998	427,750
Common stock awarded to advisors and consultants for services	30,000	20,000
Amortization of stock options	520,633	261,465
Amortization of stock warrants issued as a debt discount	321,798	–
Decrease (increase) in current assets:
Accounts receivable	(181,699)	(1,074)
Prepaid expenses	(28,884)	14,218
Inventory	(394,062)	(717,403)
Security deposits	(14,000)	–
Right-of-use asset	33,457	32,275
Increase (decrease) in current liabilities:
Accounts payable	766,089	(160,585)
Accrued expenses	185,545	(74,100)
Lease liabilities	(22,040)	(19,052)
Net cash used in operating activities	(2,274,361)	(2,764,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	–	414,361
Purchase of property and equipment	(124,384)	(805,004)
Cash paid for construction in progress	(1,884,720)	–
Cash paid for intangible assets	(5,929)	–
Net cash used in investing activities	(2,015,033)	(390,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	3,120,000	–
Proceeds received from notes payable	580,000	–
Proceeds received from the sale of common stock	–	4,997,136
Net cash provided by financing activities	3,700,000	4,997,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	(589,394)	1,841,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,345,928	1,912,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,756,534	$3,754,381

SUPPLEMENTAL INFORMATION:
Interest paid	$43,606	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$2,694,014	$–

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”) to pursue the freeze dried fruits and vegetables business as acquired with our October 1, 2020 acquisition of S-FDF, LLC. Our common stock is traded on the OTCQB under the trading symbol “SOWG”. At that time, our common stock started to be quoted on the OTCQB under the trading symbol “SOWG”, from the former trading symbol “ANFC”. Prior to April 2, 2012, the Company name was Ante5, Inc., which became an independent company in April 2010. We became a publicly traded company when our shares began trading on July 1, 2010. From October 2010 through August 2019, we had been engaged in the business of acquiring oil and gas leases and participating in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and /or managing similar assets for third parties.

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

On October 1, 2020, the Company completed its acquisition of S-FDF, LLC pursuant to an Asset Purchase Agreement. In connection with the closing of the Asset Purchase Agreement, the Company acquired approximately $2.2 million in cash and certain assets and agreements related to the Seller’s freeze dried fruits and vegetables business for human consumption and entered into certain employment and registration rights agreements.

On February 5, 2021, the Company raised over $2.5 million of capital from the sale of 631,250 newly issued shares at a share price of $4.00 in a private placement. The proceeds were used to find capital expenditures and working capital investment.

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze dried consumer packaged goods (CPG) food brand, Sow Good. Sow Good launched with its first line of non-GMO products including 6 ready-to-make smoothies and 9 snacks.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On July 23, 2021, we launched six new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze dried fruit, almonds, hemp hearts, and coconut oil.

On December 31, 2021, we sold an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock to related parties, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The proceeds will be used for working capital investment and to ramp up our freeze dried consumer packaged goods business.

On April 8, 2022, we sold an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, including $3,120,000 and warrants to purchase an aggregate 780,000 shares of common stock, to related parties. The warrants are exercisable at a price of $2.35 per share over a ten-year term. These proceeds will also be used for working capital investment and to ramp up our freeze dried consumer packaged goods business.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $2,259,715 of cash in excess of FIDC and SIPC insured limits at June 30, 2022, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation was $148,655 and $65,052 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, $15,736 of the depreciation expense was allocated to inventory overhead, resulting in $132,919 of depreciation expense.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	June 30,	December 31,
	2022	2021
Finished goods	$418,623	$273,135
Packaging materials	323,710	95,436
Work in progress	564,192	613,063
Raw materials	509,434	470,263
Total inventory	$1,845,959	$1,451,897

No reserve for obsolete inventories has been recognized.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC” 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $575,631 and $709,215, consisting entirely of expenses related to common stock and options issued for services for the six months ended June 30, 2022 and 2021, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $321,798 of expenses related to the amortization of warrants issued in consideration of debt financing for the six months ended June 30, 2022.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2022, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $47,217,345, and had cash on hand of $2,756,534. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party

Debt Financing

On April 8, 2022, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) to sell an aggregate $3,700,000 of Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the Notes is payable semi-annually beginning June 30, 2022 at the rate of 6% per annum, and the principal amount of the Notes matures and becomes due and payable on April 8, 2025. The Warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the Securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the Warrant Shares is calculated as $2,173,750. The Offering closed simultaneously with execution of the Purchase Agreement. Of the aggregate $3,700,000 of Notes, a total of $3,120,000 of Notes were sold to officers or directors, along with 780,000 of the Warrants.

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

Common Stock Options Awarded to Former Chief Financial Officer

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,756,534	$–	$–
Intangible assets	–	310,173	–
Goodwill	–	4,887,297	–
Total assets	2,756,534	5,197,470	–
Liabilities
Notes payable, related parties, net of $2,660,748 of debt discounts	–	2,534,252	–
Notes payable, net of $410,681 of debt discounts	–	319,319	–
Total liabilities	–	2,853,571	–
	$2,756,534	$2,343,899	$–

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,345,928	$–	$–
Intangible assets	–	304,244	–
Goodwill	–	4,887,297	–
Total assets	3,345,928	5,191,541	–
Liabilities
Notes payable, related parties, net of $699,213 of debt discounts	–	1,375,787	–
Notes payable	–	150,000	–
Total liabilities	–	1,525,787	–
	$3,345,928	$(3,665,754)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2022.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid software licenses	$67,013	$28,314
Prepaid insurance costs	13,527	11,179
Trade show advances	18,582	22,728
Prepaid office and other costs	10,819	18,836
Total prepaid expenses	$109,941	$81,057

Note 7 – Property and Equipment

Property and equipment at June 30, 2022 and December 31, 2021, consists of the following:

	June 30,	December 31,
	2022	2021
Office equipment	$13,872	$13,872
Machinery	1,599,264	1,478,022
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,261,012	1,257,869
Construction in progress	1,884,719	–
	4,900,456	2,891,352
Less: Accumulated depreciation and amortization	(358,751)	(210,096)
Total property and equipment, net	$4,541,705	$2,681,256

Construction in progress consists of costs incurred to build our second and third freeze driers, and to build out our offices within our facility in Irving Texas. These costs will be capitalized as Machinery and Leasehold Improvements, respectively, upon completion.

The Company recognized depreciation of $148,655 and $65,052 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, $15,736 of the depreciation expense was allocated to inventory overhead, resulting in $132,919 of depreciation expense.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Intangible Assets

Intangible assets consist of the following:

	June 30,	December 31,
	2022	2021
Licenses	$2,500	$2,500
Branding, Sow Good	159,083	159,083
Branding, Sustain Us	48,399	48,399
Trademarks and patents	100,191	94,262
Total intangible assets	$310,173	$304,244

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

For the Six
Months Ended
June 30,
2022
Operating lease cost:
Fixed rent expense	$73,441

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30,
2022
Operating leases:
Operating lease assets	$1,295,632

Current portion of operating lease liabilities	$49,191
Noncurrent operating lease liabilities	1,328,637
Total operating lease liabilities	$1,377,828

Weighted average remaining lease term:
Operating leases	13.73 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,040

The future minimum lease payments due under operating leases as of June 30, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the six months remaining)	$63,264
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,016,132
Less effects of discounting	638,304
Lease liability recognized	$1,377,828

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	$2,000,000	$–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	920,000	–

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s then CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000
Total notes payable, related parties	5,195,000	2,075,000
Less unamortized debt discounts:	2,660,748	699,213
Notes payable, related parties	2,534,252	1,375,787
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$2,534,252	$1,375,787

The Company recorded total discounts of $2,948,897, consisting of $2,249,684 and $699,213 of debt discounts on warrants granted to the related parties on April 8, 2022 and on various dates in December 2021, respectively. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized $414,679 of interest expense for the six months ended June 30, 2022. Interest expense consisted of $126,530 of stated interest expense and $288,149 of amortized debt discounts related to stock-based warrants. There was no interest expense during the six months ended June 30, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	$80,000	$–

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	500,000	–

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000
Total notes payable	730,000	150,000
Less unamortized debt discounts:	410,681	–
Notes payable	319,319	150,000
Less: current maturities	–	–
Notes payable, less current maturities	$319,319	$150,000

The Company recorded total discounts of $444,330, consisting of debt discounts on warrants granted to accredited investors on April 8, 2022. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized $44,566 and $2,734 of interest expense for the six months ended June 30, 2022 and 2021, respectively. Interest expense consisted of $10,917 of stated interest, and $33,649 of amortized debt discounts related to stock-based warrants for the six months ended June 30, 2022. Interest expense of $2,734 consisted entirely of the stated interest on the EIDL Loan during the six months ended June 30, 2021.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of June 30, 2022, a total of 4,840,974 shares of common stock have been issued.

Common Stock Awarded to Board Member

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation. The fair value of the shares was $24,998, based on the closing price of the Company’s common stock on the date of grant.

Common Stock Awarded to Advisory Board Members

On April 20, 2022, the Company awarded an aggregate total of 8,000 shares of common stock to two advisory board members for services. The aggregate fair value of the shares was $20,000, based on the closing price of the Company’s common stock on the date of grant.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Outstanding Options

Options to purchase an aggregate total of 610,273 shares of common stock at a weighted average strike price of $5.12, exercisable over a weighted average life of 8.56 years were outstanding as of June 30, 2022.

Options Granted

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s 2020 Stock Incentive Plan (the “2020 Equity Plan”), Mr. Mueller was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $71,423. The options are being expensed over the vesting period, resulting in $3,561 of stock-based compensation expense during the six months ended June 30, 2022. As of June 30, 2022, a total of $67,862 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, a total of nineteen employees and consultants were granted options to purchase an aggregate 35,977 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $95,099. The options are being expensed over the vesting period, resulting in $4,691 of stock-based compensation expense during the six months ended June 30, 2022. As of June 30, 2022, a total of $90,408 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the six months ended June 30, 2022. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On March 30, 2022, a total of sixteen employees and consultants were granted options to purchase an aggregate 19,436 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 407% and a call option value of $2.6435, was $51,380. The options are being expensed over the vesting period, resulting in $2,584 of stock-based compensation expense during the six months ended June 30, 2022. As of June 30, 2022, a total of $48,796 of unamortized expenses are expected to be expensed over the vesting period.

On March 25, 2022, a newly appointed advisory board member was granted options to purchase an aggregate 6,382 shares of the Company’s common stock, having an exercise price of $2.35 per share, exercisable over a 10-year term. The options will vest 20% on each anniversary over a five-year period, until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.2584, was $14,413. The options are being expensed over the vesting period, resulting in $766 of stock-based compensation expense during the six months ended June 30, 2022. As of June 30, 2022, a total of $13,647 of unamortized expenses are expected to be expensed over the vesting period.

The Company recognized a total of $520,633 and $261,465 of compensation expense during the six months ended June 30, 2022 and 2021, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,419,792 as of June 30, 2022.

Options Exercised

No options were exercised during the six months ended June 30, 2022 and 2021.

Options Forfeited

A total of 44,360 options with a weighted average exercise price of $5.12 were forfeited during the six months ended June 30, 2022.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,342,550 shares of common stock at a weighted average strike price of $2.45, exercisable over a weighted average life of 9.54 years were outstanding as of June 30, 2022.

Warrants Granted

On April 8, 2022, warrants to purchase an aggregate 925,000 shares of common stock were issued pursuant to a private placement debt offering in which aggregate proceeds of $3,700,000 were received in exchange for promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.35 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. A total of 780,000 of the warrants were issued to officers or directors. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 154% and a weighted average call option value of $2.9443, was $2,694,014. The warrants are being expensed over the life of the loans, resulting in $204,019 of stock-based compensation expense during the six months ended June 30, 2022. As of June 30, 2022, a total of $3,071,429 of unamortized expenses are expected to be expensed over the lives of outstanding debts, including $581,434 of unamortized debt discounts on warrants issued during December of 2021.

No warrants were granted during the six months ended June 30, 2021.

Warrants Exercised or Expired

No warrants were exercised or expired during the six months ended June 30, 2022 and 2021.

SOW GOOD INC.

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

Losses incurred during the period from April 9, 2011 (inception) to June 30, 2022 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2022, net deferred tax assets were $8,170,728, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $8,170,728 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2022 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before June 30, 2022.

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

The future minimum lease payments due under operating leases as of June 30, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the six months remaining)	$63,264
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$2,016,132
Less effects of discounting	638,304
Lease liability recognized	$1,377,828

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

Common Stock and Options Awarded to Recently Appointed Director

On July 22, 2022, the Company accepted Mr. Joseph Lahti’s resignation from the Board of Directors and appointed Tim Creed as a member of the Board. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Creed received 6,410 shares of common stock as compensation. Pursuant to the Company’s 2020 Stock Incentive Plan (the “2020 Equity Plan”), Mr. Mueller was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock;
•	potential fluctuation in quarterly results;
•	inability to maintain adequate liquidity to meet our financial obligations;
•	failure to obtain sufficient sales and distributions for our freeze dried product offerings;
•	supply chain disruption and delay;
•	transportation, labor, and raw material cost increases;
•	litigation, disputes and legal claims involving outside parties; and
•	risks related to our ability to be traded on the OTCQB and meeting trading requirements

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

Overview and Outlook

We continue to sell our products online via our direct-to-consumer channels, in addition to our growing pipeline of business-to-business customers. In March of 2021, we completed the construction of our first freeze drier and, in anticipation of the increased production demands for our products and freeze drying expertise, we are in the development process of our second and third freeze driers.

During the second quarter of 2022, we saw a significant increase in demand for our products from large business-to-business customers. We expect our growing pipeline of business-to-business customers to drive sales growth in the coming quarters. We also continued the expansion of our ‘Sustain Us’ brand, which offers a line of granolas, snacks, and soups that are marketed toward outdoor adventure activities, everyday snacking and meal prep needs, and long-term food storage.

During 2021, we completed the build-out of our production facility and launched our direct-to-consumer freeze dried consumer packaged goods (CPG) food brand, under our Sow Good brand. Sow Good launched eleven ready-to-blend smoothies, nine fruit snacks, and six vegetable snacks. The smoothie lineup offers a mix of both new and familiar flavors: Açaí of Relief (açaí, blueberry); Mint to Be (banana, coconut, mint); and Berry Apeeling (banana, strawberry). Sow Good’s packaged snack lineup includes fruits and vegetables such as Mon Cherry (cherries) and What’s the Dill (sweet potato chips with dill). We also launched four new gluten-free granola products under the Sow Good brand. Sow Good’s granola products are made with health-conscious ingredients such as freeze dried fruits, almonds, and hemp hearts. Our unique food products are targeting the large, and growing, freeze dried food market.

With the extensive freeze dried manufacturing and business development experience of our senior management team, we are confident that we are well positioned to lead the Company's growth and development in the freeze dried food industry.

Going Concern Uncertainty

As of June 30, 2022, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $47,217,345, and had cash on hand of $2,756,534. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2022 and 2021, respectively.

	Three Months Ended
	June 30,		Increase /
	2022	2021	(Decrease)

Revenues	$244,943	$7,076	$237,867
Cost of goods sold	150,603	4,899	145,704
Gross Profit	94,340	2,177	92,163

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,242,900	916,957	325,943
Professional services	53,295	60,694	(7,399)
Other general and administrative expenses	487,789	424,263	63,526
Total general and administrative expenses	1,783,984	1,401,914	382,070
Depreciation and amortization	67,693	60,056	7,637
Total operating expenses	1,851,677	1,461,970	389,707

Net operating loss	(1,757,337)	(1,459,793)	297,544

Other income (expense)
Interest expense	(355,452)	(1,222)	354,230
Loss on investment in Allied Esports Entertainment, Inc. securities	–	(96,779)	(96,779)
Total other income (expense)	(355,452)	(98,001)	257,451

Net loss	$(2,112,789)	$(1,557,794)	$554,995

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $244,943 for the three months ended June 30, 2022, compared to $7,076 for the three months ended June 30, 2021, an increase of $237,867, or 3,362%. Revenues increased as we continued to launch our product lines and significantly increased our business-to-business sales during the second quarter of 2022. We had minimal revenues during the comparative period, as we had just commenced sales.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2022 were $150,603, compared to $4,899 for the three months ended June 30, 2021, an increase of $145,704, or 2,974%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products, resulted in a gross profit margin of approximately 39% during the quarter, compared to 31% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2022 were $1,242,900, compared to $916,957 for the three months ended June 30, 2021, an increase of $325,943, or 36%. Salaries and benefits included stock-based compensation expense for the three months ended June 30, 2022 of $431,370, compared to $333,324 for the three months ended June 30, 2021, an increase of $98,046, or 29%. Stock-based compensation consists of $386,372 and $140,244 of stock options expense incurred in the three months ended June 30, 2022 and 2021, respectively, and $44,998 and $193,080 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended June 30, 2022 and 2021, respectively. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze dried food operations.

Professional services

Professional services were $53,295 for the 2022 period, compared to $60,694 for the 2021 period, a decrease of $7,399, or 12%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2022 was $487,789, compared to $424,263 for the three months ended June 30, 2021, an increase of $63,526, or 15%. The increase is primarily attributable to increased administrative infrastructure as we continue to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the three months ended June 30, 2022 was $67,693, compared to $60,056 for the three months ended June 30, 2021, an increase of $7,637, or 13%. The increase is attributable to the addition of new equipment placed in service throughout 2021.

Other income (expense)

In the three months ended June 30, 2022, other expense was $355,452 consisting entirely of interest expense on our EIDL loan with the SBA and loans from our officers and directors, including $262,074 related to the amortization of warrants issued as a debt discount on loans. During the comparative three months ended June 30, 2021, other expense was $98,001, consisting of $1,222 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs and a $96,779 net loss on investments in Allied Esports Entertainment, Inc. securities.

Net loss

Net loss for the three months ended June 30, 2022 was $2,112,789, compared to $1,557,794 during the three months ended June 30, 2021, an increased net loss of $554,995, or 36%. The increased net loss was due primarily to $297,544 of increased operating losses over the prior year, as we ramped up our operations, increased interest expense of $354,230, including $262,074 of amortization on warrants issued as a debt discount, as partially offset by a $96,779 loss on the sale of our investments in Allied Esports Entertainment, Inc. securities in the comparative period that were not incurred in the current period.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended
	June 30,		Increase /
	2022	2021	(Decrease)

Revenues	$293,315	$7,076	$286,239
Cost of goods sold	198,094	4,899	193,195
Gross Profit	95,221	2,177	93,044

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,159,055	1,674,101	484,954
Professional services	115,988	162,593	(46,605)
Other general and administrative expenses	892,865	711,084	181,781
Total general and administrative expenses	3,167,908	2,547,778	620,130
Depreciation and amortization	132,919	65,052	67,867
Total operating expenses	3,300,827	2,612,830	687,997

Net operating loss	(3,205,606)	(2,610,653)	594,953

Other income (expense)
Interest expense	(459,245)	(2,734)	456,511
Gain on early extinguishment of debt	–	113,772	(113,772)
Gain on investment in Allied Esports Entertainment, Inc. securities	–	133,944	(133,944)
Total other income (expense)	(459,245)	244,982	(704,227)

Net loss	$(3,664,851)	$(2,365,671)	$1,299,180

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $293,315 for the six months ended June 30, 2022, compared to $7,076 for the six months ended June 30, 2021, an increase of $286,239, or 4,045%. Revenues increased as we continued to launch our product lines and significantly increased our business-to-business sales during the second quarter of 2022. We had minimal revenues during the comparative period, as we had just commenced sales.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022 were $198,094, compared to $4,899 for the six months ended June 30, 2021, an increase of $193,195, or 3,944%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products, resulting in a gross profit margin of approximately 32% during the current period, compared to 31% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2022 were $2,159,055, compared to $1,674,101 for the six months ended June 30, 2021, an increase of $484,954, or 29%, Salaries and benefits included stock-based compensation expense for the six months ended June 30, 2022 of $575,631, compared to $709,215 for the six months ended June 30, 2021, a decrease of $133,584, or 19%. Stock-based compensation consists of $520,633 and $261,465 of stock options expense incurred in the six months ended June 30, 2022 and 2021, respectively, and $54,998 and $447,750 of expense related to shares of common stock issued to officers and consultants for services rendered in the six months ended June 30, 2022 and 2021, respectively. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze dried food operations.

Professional services

Professional services were $115,988 for the 2022 period, compared to $162,593 for the 2021 period, a decrease of $46,605, or 29%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2022 was $892,865, compared to $711,084 for the six months ended June 30, 2021, an increase of $181,781, or 26%. The increase is primarily attributable to increased administrative infrastructure as we continued to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the six months ended June 30, 2022 was $132,919, compared to $65,052 for the six months ended June 30, 2021, an increase of $67,867, or 104%. The increase is attributable to the addition of new equipment placed in service throughout 2021.

Other income (expense)

In the six months ended June 30, 2022, other expense was $459,245, consisting entirely of interest expense on our EIDL loan with the SBA and loans from our officers and directors, including $321,798 related to the amortization of warrants issued as a debt discount on loans. During the comparative six months ended June 30, 2021, other income, on a net basis, was $244,982, consisting of a $113,772 gain on early extinguishment of debt and a net gain on investments in Allied Esports Entertainment, Inc. securities of $133,944, as offset by $2,734 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs.

Net loss

Net loss for the six months ended June 30, 2022 was $3,664,851, compared to $2,365,671 during the six months ended June 30, 2021, an increased net loss of $1,299,180, or 55%. The increased net loss was due primarily to $594,953 of increased operating losses over the prior year, as we ramped up our operations, increased interest expense of $456,511, including $321,798 of amortization on warrants issued as a debt discount, and prior years gains of $113,772 and $133,944 on the forgiveness of our PPP loan and gains on the sale of our investments in Allied Esports Entertainment, Inc. securities in the comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021
Current Assets	$4,906,515	$4,891,264

Current Liabilities	$1,357,912	$403,057

Working Capital	$3,548,603	$4,488,207

As of June 30, 2022, we had working capital of $3,548,603.

The following table summarizes our cash flows during the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(2,274,361)	$(2,764,841)
Net cash used in investing activities	(2,015,033)	(390,643)
Net cash provided by financing activities	3,700,000	4,997,136

Net change in cash and cash equivalents	$(589,394)	$1,841,652

Net cash used in operating activities was $2,274,361 and $2,764,841 for the six months ended June 30, 2022 and 2021, respectively, a period over period decrease of $490,480. The decrease was primarily due to our increased revenues that began to diminish our operating expenditures.

Net cash used in investing activities were $2,015,033 and $390,643 for the six months ended June 30, 2022 and 2021, respectively, a period over period increase of $1,624,390. Cash used in investing activities were comprised of $124,384 of fixed asset purchases and $1,884,720 of construction in progress, as we built out our 2nd and 3rd freeze dried freezers and leasehold improvements on our office space, and $5,929 of purchases on trademarks during the six months ended June 30, 2022, compared to $805,004 of fixed asset purchases, as partially offset with $414,361 of proceeds received from the sale of securities during the six months ended June 30, 2021.

Net cash provided by financing activities were $3,700,000 and $4,997,136 for the six months ended June 30, 2022 and 2021, respectively, a period over period decrease of $1,297,136. The $3,700,000 of financing received in 2022 was comprised of debt financing, and the 2021 financing proceeds were the result of the $4,997,136 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and another 581,675 shares sold at $4.25 per share.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2022, our balance of cash was $2,756,534 and we had total working capital of $3,548,603. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of June 30, 2022 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze dried foods business which will put a strain on our cash resources. We are currently in the process of expanding our production capabilities through the construction of a third freeze drier, which will require approximately $1 million of incremental capital and will likely require the Company to identify additional sources of funding. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended June 30, 2022 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Issued for Services

On April 20, 2022, we issued 4,000 shares of common stock, restricted in accordance with Rule 144, to a member of our advisory board for services rendered.

On April 20, 2022, we issued 4,000 shares of common stock, restricted in accordance with Rule 144, to another member of our advisory board for services rendered.

On April 11, 2022, we issued 8,064 shares of common stock, restricted in accordance with Rule 144, to Joe Mueller pursuant to his appointment to our board of directors.

On April 11, 2022, we issued 4,000 shares of common stock, restricted in accordance with Rule 144, to another member of our advisory board for services rendered.

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

SOW GOOD INC.

Dated: August 15, 2022	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

