Form 10-Q
period 2022-09-30
Sow Good Inc.
filed 2022-11-14
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2022

or

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

The number of shares of registrant’s common stock outstanding as of November 10, 2022 was 4,847,384.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,374,816	$3,345,928
Accounts receivable	225,891	12,382
Prepaid expenses	118,390	81,057
Inventory	1,900,523	1,451,897
Total current assets	3,619,620	4,891,264

Property and equipment:
Construction in progress	2,175,241	–
Property and equipment	3,017,248	2,891,352
Less accumulated depreciation	(432,591)	(210,096)
Total property and equipment, net	4,759,898	2,681,256

Security deposit	24,000	10,000
Right-of-use asset	1,278,664	1,329,089
Intangible assets	310,173	304,244
Goodwill	4,887,297	4,887,297

Total assets	$14,879,652	$14,103,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$487,823	$279,337
Accrued expenses	202,679	77,750
Current portion of operating lease liabilities	50,846	45,970
Total current liabilities	741,348	403,057

Operating lease liabilities	1,315,413	1,353,898
Notes payable, related parties, net of $2,777,036 and $699,213 of debt discounts at September 30, 2022 and December 31, 2021, respectively	3,167,964	1,375,787
Notes payable, net of $373,383 of debt discounts at September 30, 2022	356,617	150,000

Total liabilities	5,581,342	3,282,742

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,847,384 and 4,809,070 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,847	4,809
Additional paid-in capital	58,158,080	54,342,027
Common stock payable, consisting of 11,585 shares at December 31, 2021	–	26,066
Accumulated deficit	(48,864,617)	(43,552,494)
Total stockholders' equity	9,298,310	10,820,408

Total liabilities and stockholders' equity	$14,879,652	$14,103,150

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues	$87,741	$21,137	$381,056	$28,213
Cost of goods sold	65,195	19,396	263,289	24,295
Gross profit	22,546	1,741	117,767	3,918

Operating expenses:
General and administrative expenses:
Salaries and benefits	788,450	936,783	2,947,505	2,610,884
Professional services	61,209	108,186	177,197	270,779
Other general and administrative expenses	403,429	472,369	1,296,294	1,183,453
Total general and administrative expenses	1,253,088	1,517,338	4,420,996	4,065,116
Depreciation and amortization	69,127	64,863	202,046	129,915
Total operating expenses	1,322,215	1,582,201	4,623,042	4,195,031

Net operating loss	(1,299,669)	(1,580,460)	(4,505,275)	(4,191,113)

Other income (expense):

Interest expense, including $285,522 and $607,320 of warrants issued as a debt discount for the three and nine months ending September 30, 2022, respectively	(383,995)	(1,697)	(843,240)	(4,431)
Gain on disposal of property and equipment	36,392	–	36,392	–
Gain on early extinguishment of debt	–	–	–	113,772
Gain on investment in Allied Esports Entertainment, Inc.	–	–	–	133,944
Total other income (expense)	(347,603)	(1,697)	(806,848)	243,285

Net loss	$(1,647,272)	$(1,582,157)	$(5,312,123)	$(3,947,828)

Weighted average common shares outstanding - basic and diluted	4,845,851	4,645,393	4,831,346	4,093,882
Net loss per common share - basic and diluted	$(0.34)	$(0.34)	$(1.10)	$(0.96)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2021
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2021	3,978,194	$3,978	$49,911,440	$2,524,732	$(39,044,009)	$13,396,141
Common stock sales for cash to officers and directors	430,733	431	1,830,190	(1,474,996)	–	355,625
Common stock sales for cash	283,968	284	1,206,606	(997,140)	–	209,750
Common stock issued to officers and directors for services	34,755	35	179,996	(19,579)	–	160,452
Common stock options granted to officers and directors for services	–	–	135,804	–	–	135,804
Common stock options granted to employees for services	–	–	9,762	–	–	9,762
Net loss for the three months ended September 30, 2021	–	–	–	–	(1,582,157)	(1,582,157)
Balance, September 30, 2021	4,727,650	$4,728	$53,273,798	$33,017	$(40,626,166)	$12,685,377

	For the Three Months Ended September 30, 2022
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$–	$(47,217,345)	$10,425,202
Common stock warrants granted to related parties pursuant to debt financing	–	–	364,512	–	–	364,512
Common stock issued to officers and directors for services	6,410	6	24,994	–	–	25,000
Common stock options granted to officers and directors for services	–	–	113,166	–	–	113,166
Common stock options granted to employees and advisors for services	–	–	17,702	–	–	17,702
Net loss for the three months ended September 30, 2022	–	–	–	–	(1,647,272)	(1,647,272)
Balance, September 30, 2022	4,847,384	$4,847	$58,158,080	$–	$(48,864,617)	$9,298,310

	For the Nine Months Ended September 30, 2021
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461
Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–
Common stock sales for cash to officers and directors	655,733	656	2,729,965	–	–	2,730,621
Common stock sales for cash	690,218	690	2,831,200	–	–	2,831,890
Common stock issued to officers and directors for services	133,836	134	683,648	(95,580)	–	588,202
Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000
Common stock options granted to officers and directors for services	–	–	373,580	–	–	373,580
Common stock options granted to employees for services	–	–	33,451	–	–	33,451
Net loss for the nine months ended September 30, 2021	–	–	–	–	(3,947,828)	(3,947,828)
Balance, September 30, 2021	4,727,650	$4,728	$53,273,798	$33,017	$(40,626,166)	$12,685,377

	For the Nine Months Ended September 30, 2022
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock warrants granted to related parties pursuant to debt financing	–	–	2,614,196	–	–	2,614,196
Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330
Common stock issued to officers and directors for services	26,059	26	76,038	(26,066)	–	49,998
Common stock issued to advisory board for services	12,255	12	29,988	–	–	30,000
Common stock options granted to officers and directors for services	–	–	530,908	–	–	530,908
Common stock options granted to employees and advisors for services	–	–	120,593	–	–	120,593
Net loss for the nine months ended September 30, 2022	–	–	–	–	(5,312,123)	(5,312,123)
Balance, September 30, 2022	4,847,384	$4,847	$58,158,080	$–	$(48,864,617)	$9,298,310

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,312,123)	$(3,947,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,887	129,915
Gain on disposal of property and equipment	(36,392)	–
Gain on investment in Allied Esports Entertainment, Inc.	–	(133,944)
Gain on early extinguishment of debt	–	(113,772)
Common stock issued to officers and directors for services	49,998	588,202
Common stock awarded to advisors and consultants for services	30,000	20,000
Amortization of stock options	651,501	407,031
Amortization of stock warrants issued as a debt discount	607,320	–
Decrease (increase) in current assets:
Accounts receivable	(213,509)	(8,020)
Prepaid expenses	(37,333)	(24,993)
Inventory	(448,626)	(1,021,099)
Security deposits	(14,000)	–
Right-of-use asset	50,425	48,620
Increase (decrease) in current liabilities:
Accounts payable	208,486	(137,171)
Accrued expenses	124,929	(82,357)
Lease liabilities	(33,609)	(29,085)
Net cash used in operating activities	(4,149,046)	(4,304,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from disposal of property and equipment	63,957	–
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	–	414,361
Purchase of property and equipment	(154,853)	(1,004,611)
Cash paid for construction in progress	(2,175,241)	–
Cash paid for intangible assets	(5,929)	–
Net cash used in investing activities	(2,272,066)	(590,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	3,870,000	–
Proceeds received from notes payable	580,000	–
Proceeds received from the sale of common stock	–	5,562,511
Net cash provided by financing activities	4,450,000	5,562,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,971,112)	667,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,345,928	1,912,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,374,816	$2,580,489

SUPPLEMENTAL INFORMATION:
Interest paid	$134,444	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$3,058,526	$–

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the Maturity Date. On September 29, 2022, the Company received aggregate proceeds of $750,000 from two of the Company’s Directors on the sale of these notes and warrants.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $832,600 of cash in excess of FIDC and SIPC insured limits at September 30, 2022, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation was $223,887 and $129,915 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, $21,841 of the depreciation expense was allocated to inventory overhead, resulting in $202,046 of depreciation expense.

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

Notes to Condensed Financial Statements

(Unaudited)

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	September 30,	December 31,
	2022	2021
Finished goods	$454,378	$273,135
Packaging materials	459,435	95,436
Work in progress	636,768	613,063
Raw materials	349,942	470,263
Total inventory	$1,900,523	$1,451,897

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $731,499 and $1,015,233, consisting entirely of expenses related to common stock and options issued for services for the nine months ended September 30, 2022 and 2021, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $607,320 of expenses related to the amortization of warrants issued in consideration of debt financing for the nine months ended September 30, 2022.

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

No other new accounting pronouncements, issued or effective during the period ended September 30, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of September 30, 2022, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $48,864,617, and had cash on hand of $1,374,816. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations.

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

Note 4 – Related Party

Debt Financing

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the Maturity Date. On September 29, 2022, the Company received aggregate proceeds of $750,000 from two of the Company’s Directors on the sale of these notes and warrants.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On April 8, 2022, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) to sell an aggregate $3,700,000 of Promissory Notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the Notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the Notes mature and become due and payable on April 8, 2025. The Warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the Securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the Warrant Shares is calculated as $2,173,750. The Offering closed simultaneously with execution of the Purchase Agreement. Of the aggregate $3,700,000 of Notes, a total of $3,120,000 of Notes were sold to officers or directors, along with 780,000 of the Warrants.

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

Common Stock and Options Awarded to Recently Appointed Director

On July 22, 2022, the Company accepted Mr. Joseph Lahti’s resignation from the Board of Directors and appointed Tim Creed as a member of the Board. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Creed received 6,410 shares of common stock as compensation. Pursuant to the Company’s 2020 Stock Incentive Plan (the “2020 Equity Plan”), Mr. Creed was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested.

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation. Pursuant to the Company’s 2020 2020 Equity Plan, Mr. Mueller was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested.

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

SOW GOOD INC.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,374,816	$–	$–
Intangible assets	–	310,173	–
Goodwill	–	4,887,297	–
Total assets	1,374,816	5,197,470	–
Liabilities
Notes payable, related parties, net of $2,777,036 of debt discounts	–	3,167,964	–
Notes payable, net of $373,383 of debt discounts	–	356,617	–
Total liabilities	–	3,524,581	–
	$1,374,816	$1,672,889	$–

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,345,928	$–	$–
Intangible assets	–	304,244	–
Goodwill	–	4,887,297	–
Total assets	3,345,928	5,191,541	–
Liabilities
Notes payable, related parties, net of $699,213 of debt discounts	–	1,375,787	–
Notes payable	–	150,000	–
Total liabilities	–	1,525,787	–
	$3,345,928	$(3,665,754)	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2022.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid software licenses	$50,407	$28,314
Prepaid insurance costs	16,417	11,179
Trade show advances	18,557	22,728
Prepaid office and other costs	33,009	18,836
Total prepaid expenses	$118,390	$81,057

Note 7 – Property and Equipment

Property and equipment at September 30, 2022 and December 31, 2021, consists of the following:

	September 30,	December 31,
	2022	2021
Office equipment	$13,872	$13,872
Machinery	1,629,732	1,478,022
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,232,055	1,257,869
Construction in progress	2,175,241	–
	5,192,489	2,891,352
Less: Accumulated depreciation and amortization	(432,591)	(210,096)
Total property and equipment, net	$4,759,898	$2,681,256

Construction in progress consists of costs incurred to build our second and third freeze driers, and to build out our offices within our facility in Irving Texas. These costs will be capitalized as Machinery and Leasehold Improvements, respectively, upon completion.

On July 1, 2022, the Company disposed of certain leasehold improvements that were damaged. The Company received proceeds on the disposal of $62,308 pursuant to a settlement with the manufacturer, resulting in a gain on the disposal of property and equipment of $36,392, which represented the proceeds received, less the net book value at the time of disposal.

The Company recognized depreciation of $223,887 and $129,915 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, $21,841 of the depreciation expense was allocated to inventory overhead, resulting in $202,416 of depreciation expense.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Intangible Assets

Intangible assets consist of the following:

	September 30,	December 31,
	2022	2021
Licenses	$2,500	$2,500
Branding, Sow Good	159,083	159,083
Branding, Sustain Us	48,399	48,399
Trademarks and patents	100,191	94,262
Total intangible assets	$310,173	$304,244

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

For the Nine
Months Ended
September 30,
2022
Operating lease cost:
Fixed rent expense	$110,161

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

September 30,
2022
Operating leases:
Operating lease assets	$1,278,664

Current portion of operating lease liabilities	$50,846
Noncurrent operating lease liabilities	1,315,413
Total operating lease liabilities	$1,366,259

Weighted average remaining lease term:
Operating leases	13.5 years

Weighted average discount rate:
Operating leases	5.75%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
September 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$33,609

The future minimum lease payments due under operating leases as of September 30, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the three months remaining)	$31,942
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
Total	$1,984,810
Less effects of discounting	618,551
Lease liability recognized	$1,366,259

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	$500,000	$–

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	2,000,000	–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	920,000	–

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s then CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	5,945,000	2,075,000
Less unamortized debt discounts:	2,777,036	699,213
Notes payable, related parties	3,167,964	1,375,787
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$3,167,964	$1,375,787

The Company recorded total discounts of $3,313,409, consisting of $364,512, $2,249,684 and $699,213 of debt discounts on warrants granted to the related parties on September 29, 2022, April 8, 2022 and on various dates in December, 2021, respectively. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized $752,257 of interest expense for the nine months ended September 30, 2022. Interest expense consisted of $215,884 of stated interest expense and $536,373 of amortized debt discounts related to stock-based warrants. There was no interest expense during the nine months ended September 30, 2021.

Note 11 – Notes Payable

Notes payable consists of the following at September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021

On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	$80,000	$–

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	500,000	–

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

Total notes payable	730,000	150,000
Less unamortized debt discounts:	373,383	–
Notes payable	356,617	150,000
Less: current maturities	–	–
Notes payable, less current maturities	$356,617	$150,000

The Company recorded total discounts of $444,330, consisting of debt discounts on warrants granted to accredited investors on April 8, 2022. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized $90,983 and $4,431 of interest expense for the nine months ended September 30, 2022 and 2021, respectively. Interest expense consisted of $20,036 of stated interest, and $70,947 of amortized debt discounts related to stock-based warrants for the nine months ended September 30, 2022. Interest expense of $4,431 consisted entirely of the stated interest on the EIDL Loan during the nine months ended September 30, 2021.

Note 12 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of September 30, 2022, a total of 4,847,384 shares of common stock have been issued.

Common Stock Awarded to Board Member

On July 22, 2022, the Company accepted Mr. Joseph Lahti’s resignation from the Board of Directors and appointed Tim Creed as a member of the Board. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Creed received 6,410 shares of common stock as compensation. The fair value of the shares was $25,000, based on the closing price of the Company’s common stock on the date of grant.

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

Outstanding Options

Options to purchase an aggregate total of 631,798 shares of common stock at a weighted average strike price of $4.81, exercisable over a weighted average life of 8.37 years were outstanding as of September 30, 2022.

Options Granted

On July 22, 2022, the Company appointed Tim Creed as a member of the Board. Pursuant to the Company’s 2020 Equity Plan, Mr. Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 137% and a call option value of $3.6166, was $87,346. The options are being expensed over the vesting period, resulting in $3,350 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $83,996 of unamortized expenses are expected to be expensed over the vesting period.

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $71,423. The options are being expensed over the vesting period, resulting in $7,162 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $64,261 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, a total of nineteen employees and consultants were granted options to purchase an aggregate 35,977 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $95,099. The options are being expensed over the vesting period, resulting in $9,468 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $85,241 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the nine months ended September 30, 2022. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

On March 30, 2022, a total of sixteen employees and consultants were granted options to purchase an aggregate 19,436 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 407% and a call option value of $2.6435, was $51,380. The options are being expensed over the vesting period, resulting in $5,038 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $42,709 of unamortized expenses are expected to be expensed over the vesting period.

On March 25, 2022, a newly appointed advisory board member was granted options to purchase an aggregate 6,382 shares of the Company’s common stock, having an exercise price of $2.35 per share, exercisable over a 10-year term. The options will vest 20% on each anniversary over a five-year period, until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.2584, was $14,413. The options are being expensed over the vesting period, resulting in $1,493 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $12,920 of unamortized expenses are expected to be expensed over the vesting period.

The Company recognized a total of $651,501 and $407,031 of compensation expense during the nine months ended September 30, 2022 and 2021, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,370,205 as of September 30, 2022.

Options Exercised

No options were exercised during the nine months ended September 30, 2022 and 2021.

Options Forfeited

A total of 46,986 options with a weighted average exercise price of $5.64 were forfeited during the nine months ended September 30, 2022.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,528,750 shares of common stock at a weighted average strike price of $2.47, exercisable over a weighted average life of 9.42 years were outstanding as of September 30, 2022.

Warrants Granted

On September 29, 2022, warrants to purchase an aggregate 187,500 shares of common stock were issued to directors pursuant to a private placement debt offering in which aggregate proceeds of $750,000 were received in exchange for promissory notes and warrants to purchase an aggregate 187,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 140% and a weighted average call option value of $1.9441, was $364,512. The warrants are being expensed over the life of the loans, resulting in $688 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $363,824 of unamortized expenses are expected to be expensed over the lives of outstanding debts.

On April 8, 2022, warrants to purchase an aggregate 925,000 shares of common stock were issued pursuant to a private placement debt offering in which aggregate proceeds of $3,700,000 were received in exchange for promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.35 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. A total of 780,000 of the warrants were issued to officers or directors. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 154% and a weighted average call option value of $2.9443, was $2,694,014. The warrants are being expensed over the life of the loans, resulting in $430,160 of stock-based compensation expense during the nine months ended September 30, 2022. As of September 30, 2022, a total of $2,786,595 of unamortized expenses are expected to be expensed over the lives of outstanding debts, including $522,741 of unamortized debt discounts on warrants issued during December of 2021.

No warrants were granted during the nine months ended September 30, 2021.

Warrants Expired

A total of 1,300 warrants with a weighted average exercise price of $3.00 were forfeited during the nine months ended September 30, 2022.

No warrants were exercised during the nine months ended September 30, 2021.

Warrants Exercised

No warrants were exercised during the nine months ended September 30, 2022 and 2021.

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

Losses incurred during the period from April 9, 2011 (inception) to September 30, 2022 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2022, net deferred tax assets were $8,432,000, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $8,432,000 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2022 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before September 30, 2022.

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

The future minimum lease payments due under operating leases as of September 30, 2022 was as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2022 (for the three months remaining)	$31,942
2023	129,046
2024	132,917
2025	136,905
2026 and thereafter	1,554,000
$1,984,810
Less effects of discounting	618,551
Lease liability recognized	$1,366,259

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

Overview and Outlook

We continue to sell our products online via our direct-to-consumer channels, in addition to our growing pipeline of business-to-business customers. In March of 2021, we completed the construction of our first freeze drier and, in anticipation of the increased production demands for our products and freeze-drying expertise, we are in the development process of our second and third freeze driers.

During the third quarter of 2022, we saw a significant increase in demand for our products from large business-to-business customers. We expect our growing pipeline of business-to-business customers to drive sales growth in the coming quarters. We also continued the expansion of our ‘Sustain Us’ brand, which offers a line of granolas, snacks, and soups that are marketed toward outdoor adventure activities, everyday snacking and meal prep needs, and long-term food storage.

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

Going Concern Uncertainty

As of September 30, 2022, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $48,864,617, and had cash on hand of $1,374,816. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended
	September 30,		Increase /
	2022	2021	(Decrease)

Revenues	$87,741	$21,137	$66,604
Cost of goods sold	65,195	19,396	45,799
Gross Profit	22,546	1,741	20,805

Operating expenses:
General and administrative expenses:
Salaries and benefits	788,450	936,783	(148,333)
Professional services	61,209	108,186	(46,977)
Other general and administrative expenses	403,429	472,369	(68,940)
Total general and administrative expenses	1,253,088	1,517,338	(264,250)
Depreciation and amortization	69,127	64,863	4,264
Total operating expenses	1,322,215	1,582,201	(259,986)

Net operating loss	(1,299,669)	(1,580,460)	(280,791)

Other income (expense)
Interest expense	(383,995)	(1,697)	382,298
Gain on disposal of property and equipment	36,392	–	36,392
Total other income (expense)	(347,603)	(1,697)	345,906

Net loss	$(1,647,272)	$(1,582,157)	$65,115

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $87,741 for the three months ended September 30, 2022, compared to $21,137 for the three months ended September 30, 2021, an increase of $66,604, or 315%. Revenues increased as we continued to launch our product lines and significantly increased our business-to-business sales during the third quarter of 2022, compared to the same period in the prior year. We had minimal revenues during the comparative period, as we had just commenced sales.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022 were $65,195, compared to $19,396 for the three months ended September 30, 2021, an increase of $45,799, or 236%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products, resulted in a gross profit margin of approximately 26% during the quarter, compared to 8% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2022 were $788,450, compared to $936,783 for the three months ended September 30, 2021, a decrease of $148,333, or 16%. Salaries and benefits included stock-based compensation expense for the three months ended September 30, 2022 of $155,868, compared to $306,018 for the three months ended September 30, 2021, a decrease of $150,150, or 49%. Stock-based compensation consists of $130,868 and $145,566 of stock options expense incurred in the three months ended September 30, 2022 and 2021, respectively, and $25,000 and $160,452 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended September 30, 2022 and 2021, respectively. The decrease in salaries and benefits was primarily due to decreased stock-based compensation awards.

Professional services

Professional services were $61,209 for the 2022 period, compared to $108,186 for the 2021 period, a decrease of $46,977, or 43%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2022 was $403,429, compared to $472,369 for the three months ended September 30, 2021, a decrease of $68,940, or 15%. The decrease is primarily attributable to decreased administrative infrastructure as we continue to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the three months ended September 30, 2022 was $69,127, compared to $64,863 for the three months ended September 30, 2021, an increase of $4,264, or 7%. The increase is attributable to the addition of new equipment placed in service during prior periods.

Other income (expense)

In the three months ended September 30, 2022, other expense was $347,603 consisting of $383,995 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, including $285,522 related to the amortization of warrants issued as a debt discount on loans, as partially offset by a gain on disposal of property and equipment of $36,392. During the comparative three months ended September 30, 2021, other expense was $1,697, consisting entirely of interest expense derived from the operating loans the Company received from the PPP and EIDL programs.

Net loss

Net loss for the three months ended September 30, 2022 was $1,647,272, compared to $1,582,157 during the three months ended September 30, 2021, an increased net loss of $65,115, or 4%. The increased net loss was due primarily to increased interest expense of $382,298, including $285,522 of amortization on warrants issued as a debt discount, as partially offset by $280,791 of decreased operating losses over the prior year.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended
	September 30,		Increase /
	2022	2021	(Decrease)

Revenues	$381,056	$28,213	$352,843
Cost of goods sold	263,289	24,295	238,994
Gross Profit	117,767	3,918	113,849

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,947,505	2,610,884	336,621
Professional services	177,197	270,779	(93,582)
Other general and administrative expenses	1,296,294	1,183,453	112,841
Total general and administrative expenses	4,420,996	4,065,116	355,880
Depreciation and amortization	202,046	129,915	72,131
Total operating expenses	4,623,042	4,195,031	428,011

Net operating loss	(4,505,275)	(4,191,113)	314,162

Other income (expense)
Interest expense	(843,240)	(4,431)	838,809
Gain on disposal of property and equipment	36,392	–	36,392
Gain on early extinguishment of debt	–	113,772	(113,772)
Gain on investment in Allied Esports Entertainment, Inc. securities	–	133,944	(133,944)
Total other income (expense)	(806,848)	244,982	(1,050,133)

Net loss	$(5,312,123)	$(3,947,828)	$1,364,295

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $381,056 for the nine months ended September 30, 2022, compared to $28,213 for the nine months ended September 30, 2021, an increase of $352,843, or 1,251%. Revenues increased as we continued to launch our product lines and significantly increased our business-to-business sales during the third quarter of 2022. We had minimal revenues during the comparative period, as we had just commenced sales.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022 were $263,289, compared to $24,295 for the nine months ended September 30, 2021, an increase of $238,994, or 984%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products, resulting in a gross profit margin of approximately 31% during the current period, compared to 14% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2022 were $2,947,505, compared to $2,610,884 for the nine months ended September 30, 2021, an increase of $336,621, or 13%, Salaries and benefits included stock-based compensation expense for the nine months ended September 30, 2022 of $731,499, compared to $1,015,233 for the nine months ended September 30, 2021, a decrease of $283,734, or 28%. Stock-based compensation consists of $651,501 and $407,031 of stock options expense incurred in the nine months ended September 30, 2022 and 2021, respectively, and $79,998 and $608,202 of expense related to shares of common stock issued to officers and consultants for services rendered in the nine months ended September 30, 2022 and 2021, respectively. The increase in salaries and benefits was primarily due to increased operations as we developed our freeze dried food operations, as partially offset by a reduction in stock-based compensation awards.

Professional services

Professional services were $177,197 for the 2022 period, compared to $270,779 for the 2021 period, a decrease of $93,582, or 35%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2022 was $1,296,294, compared to $1,183,453 for the nine months ended September 30, 2021, an increase of $112,841, or 10%. The increase is primarily attributable to increased administrative infrastructure as we continued to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the nine months ended September 30, 2022 was $202,046, compared to $129,915 for the nine months ended September 30, 2021, an increase of $72,131, or 56%. The increase is attributable to the addition of new equipment placed in service during prior periods.

Other income (expense)

In the nine months ended September 30, 2022, other expense was $843,240, consisting of $843,240 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, including $607,320 related to the amortization of warrants issued as a debt discount on loans, as partially offset by a gain on disposal of property and equipment of $36,392. During the comparative nine months ended September 30, 2021, other income, on a net basis, was $243,285, consisting of a $113,772 gain on early extinguishment of debt and a net gain on investments in Allied Esports Entertainment, Inc. securities of $133,944, as offset by $4,431 of interest expense derived from the operating loans the Company received from the PPP and EIDL programs.

Net loss

Net loss for the nine months ended September 30, 2022 was $5,312,123, compared to $3,947,828 during the nine months ended September 30, 2021, an increased net loss of $1,364,295, or 35%. The increased net loss was due primarily to $314,162 of increased operating losses over the prior year, as we ramped up our operations, increased interest expense of $838,809, including $607,320 of amortization on warrants issued as a debt discount, and prior years gains of $113,772 and $133,944 on the forgiveness of our PPP loan in the comparative period that were not present in the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021
Current Assets	$3,619,620	$4,891,264

Current Liabilities	$741,348	$403,057

Working Capital	$2,878,272	$4,488,207

As of September 30, 2022, we had working capital of $2,878,272.

The following table summarizes our cash flows during the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(4,149,046)	$(4,304,501)
Net cash used in investing activities	(2,272,066)	(590,250)
Net cash provided by financing activities	4,450,000	5,562,511

Net change in cash and cash equivalents	$(1,971,112)	$667,760

Net cash used in operating activities was $4,149,046 and $4,304,501 for the nine months ended September 30, 2022 and 2021, respectively, a period over period decrease of $155,455. The decrease was primarily due to our increased revenues that began to diminish our operating expenditures.

Net cash used in investing activities were $2,272,066 and $590,250 for the nine months ended September 30, 2022 and 2021, respectively, a period over period increase of $1,681,816. Cash used in investing activities were comprised of $154,853 of fixed asset purchases, $2,175,241 of construction in progress, as we built out our 2nd and 3rd freeze dried freezers and commenced leasehold improvements on our office space, and $5,929 of purchases on trademarks, as partially offset by $63,957 of proceeds received from the disposal of property and equipment during the nine months ended September 30, 2022, compared to $1,004,611 of fixed asset purchases, as partially offset with $414,361 of proceeds received from the sale of securities during the nine months ended September 30, 2021.

Net cash provided by financing activities were $4,450,000 and $5,562,511 for the nine months ended September 30, 2022 and 2021, respectively, a period over period decrease of $1,112,511. The $4,450,000 of financing received in 2022 was comprised of debt financing, and the 2021 financing proceeds were the result of $2,525,000 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and another $3,037,511 raised from the sale of an aggregate 714,701 shares sold at $4.25 per share.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2022, our balance of cash was $1,374,816 and we had total working capital of $2,878,272. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of September 30, 2022 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze dried foods business which will put a strain on our cash resources. We are currently in the process of expanding our production capabilities through the construction of two additional freeze driers, which will require approximately $500,000 to complete, of which we expect to pay for with the financing obtained on August 23, 2022. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended September 30, 2022 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

Common Stock Issued for Services

On July 22, 2022, we issued 6,410 shares of common stock, restricted in accordance with Rule 144, to Tim Creed pursuant to his appointment to our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.01 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Amendment to 2020 Stock Incentive Plan adopted in October 2020 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.4	Amendment to 2020 Stock Incentive Plan adopted in January 2021 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.5	Amendment to 2020 Stock Incentive Plan adopted in March 2021 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.6	Note and Warrant Purchase Agreement, dated April 8, 2022, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.7	Form of 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.9	Separation Agreement and Release, dated May 3, 2022, by and among the Company and Brad Burke (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 3, 2022)
10.10	Note and Warrant Purchase Agreement, dated August 23, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.11	Form of August 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.12	First Amendment to April 2022 Promissory Notes, dated August 23, 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS	Inline X906 Certification of Chief Executive Officer and Interim Chief Financial Officer 101.INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: November 14, 2022	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

