Form 10-K
period 2022-12-31
Sow Good Inc.
filed 2023-04-14
CIK 1490161

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

Commission file number 000-53952

SOW GOOD INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2345075
(State of Incorporation)	(I.R.S. Employer Identification No.)

1440 N Union Bower Rd, Irving, TX 75061

(Address of principal executive offices) (Zip Code)

(214) 623-6055

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,292,925 as of June 30, 2022 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 4,847,384 shares outstanding of the registrant’s common stock as of April 12, 2023.

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

The Company produces a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel. We have also recently launched a freeze-dried candy product offering that we expect will be a major driver of our growth going forward.

In 2022, we commenced the construction of our second and third freeze driers in anticipation of the increased production demands for our products and freeze-drying expertise. We expect to place these additional freeze driers in service during the second quarter of 2023.

Our business operates under two distinct brands, Sow Good and Sustain Us. Our unique food products are targeted to the large, and growing, freeze-dried food products market.

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

Going Concern Uncertainty

As of December 31, 2022, the Company had a cash balance of $276,464 and total working capital of $1,687,880. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Business

The Company produces a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel. We have also recently launched a freeze-dried candy product offering that we expect will be a major driver of our growth going forward.

In 2022, we commenced the construction of our second and third freeze driers in anticipation of the increased production demands for our products and freeze-drying expertise. We expect to place these additional freeze driers in service during the second quarter of 2023.

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

Employees

We currently have 31 full time employees. We may hire additional technical or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services for us or on behalf of our partners. We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

Available Information – Reports to Security Holders

Our website addresses are www.thisissowgood.com and www.sowginc.com. We make available on our www.sowginc.com website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

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

These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the price of fruit, which is currently our main ingredient in our products, can be highly volatile. The fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we are going to use in our products could have a significant adverse effect on our profitability. We cannot assure you that we will be able to secure our fruit supply. In addition, we may face limits on the ability to source some of the candy for our freeze-dried candy products.

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

As we consider adding additional freeze driers, we also anticipate that the costs for this equipment will be more than as well as the lead time to receive the equipment once ordered will be longer than we have planned. This could increase our capital needs and also delay our ability to ramp up production in a timely manner to correspond to demand.

Our success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.

Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.

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

Our success depends heavily upon the continued contributions of Ira and Claudia Goldfarb, our Executive Chairman and Chief Executive Officer, respectively, whose knowledge, leadership and technical expertise would be difficult to replace. If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we are able to suitably replace them. Any of our executive officers may terminate their employment with our company at any time.

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

As of December 31, 2022, we had options for 2,000 shares of common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan, options for an additional 1,000 shares of common stock outstanding under our 2016 Non-Qualified Stock Option Plan and options for another 587,991 shares of common stock under our 2020 Stock Incentive Plan (the “2020 Equity Plan”), for a total of 590,991 outstanding options and a cumulative total of 260,671 available shares that could be issued under our stock incentive plans. If the holders of outstanding options exercise those options or our compensation committee or full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options and the grant of additional options could depress our stock price.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “SOWG”. As of March 31, 2023, the closing price of our common stock was $4.20.

Quotations on the OTCQB reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2022
First Quarter	$3.05	$1.71
Second Quarter	$4.50	$1.85
Third Quarter	$4.05	$1.91
Fourth Quarter	$3.54	$1.75

Fiscal Year Ended December 31, 2021
First Quarter	$7.00	$3.66
Second Quarter	$6.50	$4.40
Third Quarter	$7.00	$2.57
Fourth Quarter	$4.40	$1.06

As of March 31, 2023, there were approximately 365 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2023, there were 4,847,384 shares of common stock outstanding on record.

Equity Compensation Plan Information

Effective December 5, 2019, the 2020 Stock Incentive Plan (the “2020 Plan”) was approved by our Board. Amongst other things, the 2020 Plan authorized a total of 320,000 shares of our common stock. Subsequently, on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. The increase was approved by a majority of shareholders of record on September 3, 2021. The following table sets forth certain information regarding our 2020 Plan as of December 31, 2022:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
612,142	$4.37	202,008

For the fiscal years ended December 31, 2022 and 2021, we issued 137,597 and 257,975 stock options pursuant to the 2020 Plan. There were 60,975 and 161,606 options cancelled or forfeited pursuant to the 2020 Plan during the years ended December 31, 2022 and 2021, respectively.

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2022:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
3,000	$12.00	9,712

For the fiscal years ended December 31, 2022 and 2021, we issued no stock options pursuant to the 2016 Plan. There were 1,000 options cancelled or forfeited pursuant to the 2016 Plan during the year ended December 31, 2021.

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the “2012 Plan”) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 25,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2022:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
2,000	$113.52	22,800

For the fiscal years ended December 31, 2022 and 2021, we issued no stock options pursuant to the 2012 Plan. There were 667 and 1,666 options cancelled or forfeited pursuant to the 2012 Plan during the years ended December 31, 2022 and 2021, respectively.

Warrants

On December 21, 2022, warrants to purchase an aggregate 62,500 shares of common stock were issued to a director pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.

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

There were no warrants exercised, forfeited or expired during the years ended December 31, 2022 and 2021. A total of 1,591,250 warrants were outstanding as of December 31, 2022 with a weighted average exercise price of $2.47 and a weighted average life of 9.2 years.

Unregistered Issuance of Equity Securities

The following issuances of our securities during the three-month period ended December 31, 2022 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

The Company produces a line of freeze-dried snacks, smoothies, soups and granola. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel. We have also recently launched a freeze-dried candy product offering that we expect will be a major driver of our growth going forward.

In 2022, we commenced the construction of our second and third freeze driers in anticipation of the increased production demands for our products and freeze-drying expertise. We expect to place these additional freeze driers in service during the second quarter of 2023.

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

Going Concern Uncertainty

As of December 31, 2022, the Company had a cash balance of $276,464 and total working capital of $1,687,880. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Overview of 2022 results

We earned $428,132 of revenue in 2022, as we began to ramp up our direct-to-consumer website for our Sow Good brand and began to provide products to big box retailers.

Our general and administrative expenses totaled $10,731,281 in 2022, including salaries and benefits expenses of $3,662,313 and goodwill and intangible asset impairment losses of $5,197,470, including $4,887,297 of losses on our 2020 acquisition of S-FDF, LLC. Salaries and benefits and other general expenses increased slightly throughout the year due to inflationary pressures.

Our stock-based compensation of $862,079 consisted of $49,998 of stock issued to officers and directors, $30,000 of stock issued to employees and consultants, and $782,081 of expense related to the amortization of stock options for the year ended December 31, 2022.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company didn’t have any cash in excess of FDIC and SIPC insured limits at December 31, 2022. The Company had approximately $2,813,000 in excess of FDIC and SIPC insured limits at December 31, 2021. The Company has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $299,553, including $25,500 capitalized as inventory overhead and expensed to cost of goods sold, and $208,448 for the years ended December 31, 2022 and 2021, respectively.

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

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Impairment analysis on intangible assets resulted in a loss of $310,173 for the year ended December 31, 2022.

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2022	2021
Finished goods	$384,241	$273,135
Packaging materials	416,663	95,436
Work in progress	864,460	613,063
Raw materials	307,515	470,263
Total inventory	$1,972,879	$1,451,897

No reserve for obsolete inventories has been recognized. We have not yet commenced significant production.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed at year-end resulted in an impairment loss of $4,887,297 and $1,524,030 for the years ended December 31, 2022 and 2021, respectively.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $862,079 and $1,377,379 for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation consisted of $79,998 and $834,047 related to the issuance of shares of common stock for services for the years ended December 31, 2022 and 2021, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $782,081 and $543,332 for the years ended December 31, 2022 and 2021, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, and are being amortized over the related implied service term, or vesting period. In addition, $925,839 of expenses related to the amortization of warrants issued in consideration for debt financing, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the year ended December 31, 2022.

Results of Operations for the Years Ended December 31, 2022 and 2021.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Increase/
	2022	2021	Decrease

Revenues	$428,132	$88,440	$339,692
Cost of goods sold	308,293	81,311	226,982
Gross Profit	119,839	7,129	112,710

Operating expenses:
General and administrative:
Salaries and benefits	3,662,313	3,473,661	188,652
Professional services	245,546	357,945	(112,399)
Other general and administrative	1,625,952	1,550,970	74,982
Intangible asset impairment	310,173	–	310,173
Goodwill impairment	4,887,297	1,524,030	3,363,267
Total general and administrative	10,731,281	6,906,606	3,824,675
Depreciation and amortization	274,053	208,448	65,605
Total operating expenses:	11,005,334	7,115,054	3,890,280

Net operating loss	(10,885,495)	(7,107,925)	3,777,570

Other income (expense):
Interest expense	(1,277,965)	(5,911)	1,272,054
Gain (loss) on disposal of property and equipment	36,392	(8,036)	44,428
Gain on early extinguishment of debt	–	113,772	(113,772)
Gain (loss) on investment in Allied Esports Entertainment, Inc.	–	133,944	(133,944)
Total other income (expense)	(1,241,573)	233,769	1,475,342

Net loss	$(12,127,068)	$(6,874,156)	$5,252,912

Revenues

Revenues for the year ended December 31, 2022 were $428,132, compared to $88,440 for the year ended December 31, 2021, an increase of $339,692, or 384%. Revenues increased as we ramped up sales on our product lines and expanded our business-to-business sales during 2022, compared to the same period in the prior year. We had minimal revenues during the comparative period, as we had commenced sales midway through 2021.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022 were $308,293, compared to $81,311 for the year ended December 31, 2021, an increase of $226,982, or 279%. Cost of goods sold, primarily consisted of material costs and labor on the sales of freeze-dried food products, resulted in a gross profit of approximately 28% and 8% during the year ended December 31, 2022, compared to the year ended December 31, 2021. Cost of goods sold and our gross profit increased as we began to realize economies of scale pursuant to our increased sales.

General and Administrative Expenses

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2022 were $3,662,313, compared to $3,473,661 for the year ended December 31, 2021, an increase of $188,652, or 5%. Salaries and benefits included stock-based compensation expense of $862,079 for the year ended December 31, 2022, compared to $1,377,379 for the year ended December 31, 2021, a decrease of $515,300, or 37%. Stock-based compensation consists of $782,081 and $543,332 of stock options expense incurred in the years ended December 31, 2022 and 2021, respectively, and $79,998 and $834,047 of expense related to shares of common stock issued to officers and consultants for services rendered in the years ended December 31, 2022 and 2021, respectively. The increase in salaries and benefits was primarily due to inflationary pressures, as diminished by decreased stock-based compensation awards.

Professional Services

General and administrative expenses related to professional services were $245,546 for the 2022 period, compared to $357,945 for the 2021 period, a decrease of $112,399, or 31%. The decrease was primarily due to decreased legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other General and Administrative Expenses

Other general and administrative expenses for the year ended December 31, 2022 were $1,625,952, compared to $1,550,970 for the year ended December 31, 2021, an increase of $74,982, or 5%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze-dried products.

Intangible Asset Impairment

Intangible asset impairment losses of $310,173, for the year ended December 31, 2022, related to impairment of our licensing and trademark assets, as our sales have not ramped up quickly enough to support the carrying value.

Goodwill Impairment

Goodwill impairment losses related to our 2020 acquisition of S-FDF, LLC was $4,887,297 and $1,524,030 for the years ended December 31, 2022 and 2021.

Depreciation

Depreciation expense for the year ended December 31, 2022 was $274,053, compared to $208,448 for year ended December 31, 2021, an increase of $65,605 or 31%. The increase is attributable to the significant increase in capital expenditures incurred as we developed our freeze-dried foods production facility and placed it into service.

Other Income (Expense)

In the year ended December 31, 2022, other expense was $1,241,573, consisting of $1,277,965 of interest expense derived from operating loans, as offset by a gain on the disposal of equipment of $36,392.

In the year ended December 31, 2021, other income was $233,769, consisting of a gain on early extinguishment of debt of $113,772 related to forgiveness of our PPP loan and a net gain on investments in Allied Esports Entertainment, Inc. securities of $133,944, as offset by $5,911 of interest expense derived from operating loans, and a loss on the disposal of equipment of $8,036.

Provision for Income Taxes

The Company had no income tax expense in the 2022 or 2021 periods, as the Company continues to reserve against any deferred tax assets due to the uncertainty of realization of any benefit.

Net Loss

Net loss for the year ended December 31, 2022 was $12,127,068, compared to $6,874,156 during the year ended December 31, 2021, an increase of $5,252,912, or 76%. The increased net loss was primarily due to our loss on impairment of intangible assets and goodwill related to our 2022 acquisition of S-FDF, LLC.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2022 and 2021.

	December 31,
	2022	2021
Current Assets	$2,578,057	$4,891,264

Current Liabilities	$890,177	$403,057

Working Capital	$1,687,880	$4,488,207

As of December 31, 2022, we had working capital of $1,687,880.

The following table summarizes our cash flows during the years ended December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(5,146,635)	$(5,551,261)
Net cash provided by (used in) investing activities	(2,622,829)	(653,051)
Net cash provided by financing activities	4,700,000	7,637,511

Net change in cash and cash equivalents	$(3,069,464)	$1,433,199

Net cash used in operating activities was $5,146,635 and $5,551,261 for the years ended December 31, 2022 and 2021, respectively, a year over year decreased use of $404,626. The decreased use was primarily due to increased revenues. Changes in working capital from continuing operating activities resulted in a decrease in cash of $2,800,327 during the year ended December 31, 2022, as compared to $1,547,282 for the same period in the previous year.

Net cash used in investing activities was $2,622,829 for the year ended December 31, 2022, compared to $653,051 for the year ended December 31, 2021, a year over year increased use of $1,969,778. During the year ended December 31, 2022, cash used in investing activities consisted of $193,184 paid for the purchase of property and equipment, $2,487,673 of payments for the construction of the Company’s second and third freeze dryers and expansion of its operations facility, as well as, $5,929 paid for the purchase of intangible assets, as offset by $63,957 of proceeds received from the disposal of property and equipment. During the year ended December 31, 2021, cash used in investing activities consisted of $982,818 paid for the purchase of property and equipment and $84,594 paid for the purchase of intangible assets, as offset by $414,361 of proceeds received from the sale of AESE securities.

Net cash provided by financing activities was $4,700,000 and $7,637,511 for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities the year ended December 31, 2022 consisted of $4,700,000 of proceeds received from debt financing, including $4,120,000 received from related parties. Net cash provided by financing activities consisted of $2,075,000 of proceeds received from related party debt financing, and $5,562,511 we raised from the sale of an aggregate 631,250 shares of the Company’s common stock at $4.00 per share, and the sale of an aggregate 714,701 shares sold at $4.25 per share, during the year ended December 31, 2021.

Satisfaction of our cash obligations for the next 12 months

As of December 31, 2022, our balance of cash and cash equivalents was $276,464 and we had total working capital of $1,687,880. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the price of fruit, which is currently our main ingredient in our products, can be highly volatile. The fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we are going to use in our products could have a significant adverse effect on our profitability. We cannot assure you that we will be able to secure our fruit supply. In addition, we may face limits on the ability to source some of the candy for our freeze-dried candy products.

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

SOW GOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SOW GOOD INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SOW GOOD INC. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

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

Houston, TX

April 14, 2023

SOW GOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$276,464	$3,345,928
Accounts receivable	191,022	12,382
Prepaid expenses	137,692	81,057
Inventory	1,972,879	1,451,897
Total current assets	2,578,057	4,891,264

Property and equipment:
Construction in progress	2,487,673	–
Property and equipment	3,055,579	2,891,352
Less accumulated depreciation	(508,257)	(210,096)
Total property and equipment, net	5,034,995	2,681,256

Security deposit	24,000	10,000
Right-of-use asset	1,261,525	1,329,089
Intangible assets	–	304,244
Goodwill	–	4,887,297

Total assets	$8,898,577	$14,103,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$452,606	$279,337
Accrued expenses	385,028	77,750
Current portion of operating lease liabilities	52,543	45,970
Total current liabilities	890,177	403,057

Operating lease liabilities	1,301,355	1,353,898
Notes payable, related parties, net of $2,692,757 and $699,213 of debt discounts at December 31, 2022 and 2021, respectively	3,502,243	1,375,787
Notes payable, net of $336,085 of debt discounts at December 31, 2022	393,915	150,000

Total liabilities	6,087,690	3,282,742

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,847,384 and 4,809,070 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,847	4,809
Additional paid-in capital	58,485,602	54,342,027
Common stock payable, consisting of 11,585 shares at December 31, 2021	–	26,066
Accumulated deficit	(55,679,562)	(43,552,494)
Total stockholders' equity	2,810,887	10,820,408

Total liabilities and stockholders' equity	$8,898,577	$14,103,150

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2022	2021

Revenues	$428,132	$88,440
Cost of goods sold	308,293	81,311
Gross profit	119,839	7,129

Operating expenses:
General and administrative expenses:
Salaries and benefits	3,662,313	3,473,661
Professional services	245,546	357,945
Other general and administrative expenses	1,625,952	1,550,970
Intangible asset impairment	310,173	–
Goodwill impairment	4,887,297	1,524,030
Total general and administrative expenses	10,731,281	6,906,606
Depreciation and amortization	274,053	208,448
Total operating expenses	11,005,334	7,115,054

Net operating loss	(10,885,495)	(7,107,925)

Other income (expense):
Interest expense, including $925,839 and $607,320 of warrants issued as a debt discount for the years ended December 31, 2022 and 2021, respectively	(1,277,965)	(5,911)
Gain (loss) on disposal of property and equipment	36,392	(8,036)
Gain on early extinguishment of debt	–	113,772
Gain on investment in Allied Esports Entertainment, Inc.	–	133,944
Total other income (expense)	(1,241,573)	233,769

Net loss	$(12,127,068)	$(6,874,156)

Weighted average common shares outstanding - basic and diluted	4,835,389	4,262,184
Net loss per common share - basic and diluted	$(2.51)	$(1.61)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2020	2,742,890	$2,743	$44,748,859	$1,982,197	$(36,678,338)	$10,055,461

Common stock issued on subscriptions payable for the purchase of S-FDF, LLC assets	500,973	501	1,853,099	(1,853,600)	–	–

Common stock sales for cash to officers and directors	496,911	497	2,055,128	–	–	2,055,625

Common stock sales for cash	849,040	849	3,506,037	–	–	3,506,886

Common stock issued to officers and directors for services	215,256	215	916,363	(102,531)	–	814,047

Common stock issued to employees and consultants for services	4,000	4	19,996	–	–	20,000

Common stock options granted to officers and directors for services	–	–	498,027	–	–	498,027

Common stock options granted to employees for services	–	–	45,305	–	–	45,305

Common stock warrants granted to related parties as a debt discount	–	–	699,213	–	–	699,213

Net loss	–	–	–	–	(6,874,156)	(6,874,156)

Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408

Common stock warrants granted to related parties pursuant to debt financing	–	–	2,811,138	–	–	2,811,138

Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330

Common stock issued to officers and directors for services	26,059	26	76,038	(26,066)	–	49,998

Common stock issued to advisory board for services	12,255	12	29,988	–	–	30,000

Common stock options granted to officers and directors for services	–	–	645,127	–	–	645,127

Common stock options granted to employees and advisors for services	–	–	136,954	–	–	136,954

Net loss	–	–	–	–	(12,127,068)	(12,127,068)

Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$–	$(55,679,562)	$2,810,887

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,127,068)	$(6,874,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	4,404	–
Depreciation and amortization	299,553	208,448
(Gain) loss on disposal of property and equipment	(36,392)	8,036
Loss on impairment of intangible assets	310,173	–
Loss on impairment of goodwill	4,887,297	1,524,030
Gain on investment in Allied Esports Entertainment, Inc.	–	(133,944)
Gain on early extinguishment of debt	–	(113,772)
Common stock issued to officers and directors for services	49,998	814,047
Common stock awarded to advisors and consultants for services	30,000	20,000
Amortization of stock options	782,081	543,332
Amortization of stock warrants issued as a debt discount	925,839	–
Decrease (increase) in current assets:
Accounts receivable	(183,044)	(12,382)
Prepaid expenses	(56,635)	(24,630)
Inventory	(520,982)	(1,310,526)
Security deposits	(14,000)	–
Right-of-use asset	67,564	65,113
Increase (decrease) in current liabilities:
Accounts payable	173,269	(45,778)
Accrued expenses	307,278	(179,209)
Lease liabilities	(45,970)	(39,870)
Net cash used in operating activities	(5,146,635)	(5,551,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from disposal of property and equipment	63,957	–
Proceeds received from sale of investment in Allied Esports Entertainment, Inc. securities	–	414,361
Purchase of property and equipment	(193,184)	(982,818)
Cash paid for construction in progress	(2,487,673)	–
Cash paid for intangible assets	(5,929)	(84,594)
Net cash used in investing activities	(2,622,829)	(653,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	4,120,000	2,075,000
Proceeds received from notes payable	580,000	–
Proceeds received from the sale of common stock	–	5,562,511
Net cash provided by financing activities	4,700,000	7,637,511

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,069,464)	1,433,199
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,345,928	1,912,729
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276,464	$3,345,928

SUPPLEMENTAL INFORMATION:
Interest paid	$134,444	$4,895
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$3,255,468	$699,213

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

NOTES TO THE FINANCIAL STATEMENTS

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

On April 8, 2022, we sold an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, including $3,120,000 and warrants to purchase an aggregate 780,000 shares of common stock, to related parties. The warrants are exercisable at a price of $2.35 per share over a ten-year term. These proceeds were used for working capital investment and to ramp up our freeze dried consumer packaged goods business.

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the Maturity Date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s Directors on the sale of these notes and warrants.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand at December 31, 2022 and 2021.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company didn’t have any cash in excess of FDIC and SIPC insured limits at December 31, 2022. The Company had approximately $2,813,000 in excess of FDIC and SIPC insured limits at December 31, 2021. The Company has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $299,553, including $25,500 capitalized as inventory overhead and expensed to cost of goods sold, and $208,448 for the years ended December 31, 2022 and 2021, respectively.

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

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Impairment analysis on intangible assets resulted in a loss of $310,173 for the year ended December 31, 2022.

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2022	2021
Finished goods	$384,241	$273,135
Packaging materials	416,663	95,436
Work in progress	864,460	613,063
Raw materials	307,515	470,263
Total inventory	$1,972,879	$1,451,897

No reserve for obsolete inventories has been recognized. We have not yet commenced significant production.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed at year-end resulted in an impairment loss of $4,887,297 and $1,524,030 for the years ended December 31, 2022 and 2021, respectively.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $862,079 and $1,377,379 for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation consisted of $79,998 and $834,047 related to the issuance of shares of common stock for services for the years ended December 31, 2022 and 2021, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $782,081 and $543,332 for the years ended December 31, 2022 and 2021, respectively. The fair values of stock options were determined using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, and are being amortized over the related implied service term, or vesting period. In addition, $925,839 of expenses related to the amortization of warrants issued in consideration of personal guarantees provided for debt financing, using the Black-Scholes options pricing model and an effective term of 5 years based on the weighted average of the vesting periods and the stated term of the warrant grants and the discount rate on 5 year U.S. Treasury securities at the grant date were recognized as interest expense for the year ended December 31, 2022.

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

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of ASU 2021-08 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of December 31, 2022, the Company had a cash balance of $276,464 and working capital of $1,687,880. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Note 4 – Related Party

Debt Financing

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the Maturity Date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s Directors on the sale of these notes and warrants.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Common Stock Sold for Cash

On July 2, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 714,701 shares of the Company’s common stock at a price of $4.25 per Share, resulting in total proceeds received of $3,037,511. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb JTWRO, Chairman and CEO, respectively	58,824	$250,000
Brad Burke, former CFO	5,882	25,000
Lyle A. Berman Roevocable Trust, Director	117,647	500,000
Bradley Berman, Director	12,500	53,125
Christopher R. & Lynda M. Ludeman JTWROS, Director	47,058	200,000
Greg Creed Trustee FBO Creed Revocable Living Trust, former Director	30,000	127,500
	271,911	$1,155,625

On February 5, 2021, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers an aggregate 631,250 shares of the Company’s common stock at a price of $4.00 per share for total proceeds of $2,525,000. The stock sales included purchases by the following related parties:

	Shares	Amount
Brad Burke, former CFO	12,500	$50,000
Lyle Berman Trustee FBO Lyle A. Berman Revocable Trust, Director	100,000	400,000
Bradley Berman, Director	12,500	50,000
Christopher R. & Lynda M. Ludeman JTWROS, Director	50,000	200,000
Greg Creed Trustee FBO Creed Revocable Living Trust, former Director	50,000	200,000
	225,000	$900,000

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 25, 2022, in satisfaction of the outstanding common stock payable.

Common Stock and Options Awarded to Officers and Directors

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

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation. Pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the year ended December 31, 2022. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

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

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $128,733 and $20,814 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively.

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Departure of CFO

On April 30, 2022, Mr. Brad Burke resigned as the Company’s Chief Financial Officer, and the Company’s Chief Executive Officer, Claudia Goldfarb, was appointed as the interim Chief Financial Officer. On May 3, 3022, the Company entered into a Separation Agreement and Release, which entitled Mr. Burke to receive an amount equal to the base salary that he would have received for a three-month period (“Severance Pay”), and the accelerated vesting of options to purchase an aggregate 75,000 shares of common stock with a weighted average exercise price of $4.09 per share, along with an extension of the time period to exercise such stock option agreements to the fifth anniversary of the separation.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$276,464	$–	$–
Total assets	276,464	–	–
Liabilities
Notes payable, related parties, net of $2,692,757 of debt discounts	–	3,502,243	–
Notes payable, net of $336,085 of debt discounts	–	393,915	–
Total liabilities	–	3,896,158	–
	$276,464	$3,896,158	$–

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,345,928	$–	$–
Intangible assets	–	304,244	–
Goodwill	–	4,887,297	–
Total assets	3,345,928	5,191,541	–
Liabilities
Notes payable, related parties, net of $699,213 of debt discounts	–	1,375,787	–
Notes payable	–	150,000	–
Total liabilities	–	1,525,787	–
	$3,345,928	$3,665,754	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2022 and 2021.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2022	2021
Prepaid software licenses	$36,424	$28,314
Prepaid insurance costs	16,746	11,179
Trade show advances	18,707	22,728
Prepaid rent	27,043	–
Prepaid office and other costs	38,772	18,836
Total prepaid expenses	$137,692	$81,057

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Property and Equipment

Property and equipment at December 31, 2022 and 2021, consisted of the following:

	December 31,	December 31,
	2022	2021
Office equipment	$13,872	$13,872
Machinery	1,643,010	1,478,022
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,257,108	1,257,869
Construction in progress	2,487,673	–
	5,543,252	2,891,352
Less: Accumulated depreciation and amortization	(508,257)	(210,096)
Total property and equipment, net	$5,034,995	$2,681,256

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

Depreciation of property and equipment was $299,553, including $25,500 capitalized as inventory overhead and expensed to cost of goods sold, and $208,448 for the years ended December 31, 2022 and 2021, respectively.

Note 8 – Leases

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2022	2021
Operating lease cost:
Amortization of right-of-use asset	$67,564	$65,113
Interest on lease liability	79,317	81,768
Total operating lease cost	$146,881	$146,881

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Operating lease:
Operating lease assets	$1,261,525	$1,329,089

Current portion of operating lease liability	$52,543	$45,970
Noncurrent operating lease liability	1,301,355	1,353,898
Total operating lease liability	$1,353,898	$1,399,868

Weighted average remaining lease term:
Operating leases	13.3 years	14.0 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$45,970	$39,870

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$–	$1,431,463

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The future minimum lease payments due under operating leases as of December 31, 2022 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2023	$129,046
2024	132,917
2025	136,905
2026	141,012
2027 and thereafter	1,412,988
Total	$1,952,868
Less effects of discounting	598,970
Lease liability recognized	$1,353,898

Note 9 – Intangible Assets

Intangible assets consist of the following:

	December 31,
	2022	2021
Licenses	$–	$2,500
Branding, Sow Good	–	159,083
Branding, Sustain Us	–	48,399
Trademarks and patents	–	94,262
Total intangible assets	$–	$304,244

We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Impairment analysis on intangible assets resulted in a loss of $310,173 for the year ended December 31, 2022.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021

On December 21, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	$250,000	$–

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	–

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	2,000,000	–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	–

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	920,000	–

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	6,195,000	2,075,000
Less unamortized debt discounts:	2,692,757	699,213
Notes payable	3,502,243	1,375,787
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$3,502,243	$1,375,787

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The Company recorded total discounts of $2,811,138 and $699,213, consisting of debt discounts on warrants granted to the related parties during the years ended December 31, 2022 and 2021, respectively. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $817,594 of stock-based interest expense pursuant to the amortization of discounts during the year ended December 31, 2022.

The Company recognized $320,580 of interest expense for the year ended December 31, 2022. No interest expense was recognized during the year ended December 31, 2021.

Note 11 – Notes Payable

Notes payable consists of the following at December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021

On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	$80,000	$–

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	500,000	–

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2021. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	150,000	150,000

Total notes payable	730,000	150,000
Less: unamortized debt discounts	336,085	–
Notes payable	393,915	–
Less: current maturities	–	–
Notes payable, less current maturities	$393,915	$150,000

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The Company recorded total discounts of $444,330, consisting of debt discounts on warrants granted to accredited investors on April 8, 2022. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $108,245 of stock-based interest expense pursuant to the amortization of discounts during the year ended December 31, 2022.

The Company recognized $31,546 and $5,911 of interest expense for the years ended December 31, 2022 and 2021, respectively.

The Company recognized interest expense for the years ended December 31, 2022 and 2021, as follows:

	December 31,	December 31,
	2022	2021

Interest on notes payable, related parties	$320,580	$–
Amortization of debt discounts on notes payable, related parties	817,594	–
Interest on notes payable	31,546	5,911
Amortization of debt discounts on notes payable	108,245	–
Total interest expense	$1,277,965	$5,911

Note 12 – Stockholders’ Equity

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

Common Stock Issued to Directors for Services

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

On December 8, 2021, the Company issued an additional 5,000 shares to Mr. Chris Ludeman for Audit Committee Chair services. The fair value of the common stock was $15,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 25, 2022, in satisfaction of the outstanding common stock payable.

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

Outstanding Options

Options to purchase an aggregate total of 590,991 shares of common stock at a weighted average strike price of $4.53, exercisable over a weighted average life of 8.1 years were outstanding as of December 31, 2022.

Options Granted

On July 22, 2022, the Company appointed Tim Creed as a member of the Board. Pursuant to the Company’s 2020 Equity Plan, Mr. Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 137% and a call option value of $3.6166, was $87,346. The options are being expensed over the vesting period, resulting in $7,753 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $79,593 of unamortized expenses are expected to be expensed over the vesting period.

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $71,423. The options are being expensed over the vesting period, resulting in $10,763 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $60,660 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, a total of nineteen employees and consultants were granted options to purchase an aggregate 35,977 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $95,099. The options are being expensed over the vesting period, resulting in $13,859 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $70,420 of unamortized expenses are expected to be expensed over the vesting period.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the year ended December 31, 2022. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On March 30, 2022, a total of sixteen employees and consultants were granted options to purchase an aggregate 19,436 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 407% and a call option value of $2.6435, was $51,380. The options are being expensed over the vesting period, resulting in $7,096 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $26,756 of unamortized expenses are expected to be expensed over the vesting period.

On March 25, 2022, a newly appointed advisory board member was granted options to purchase an aggregate 6,382 shares of the Company’s common stock, having an exercise price of $2.35 per share, exercisable over a 10-year term. The options will vest 20% on each anniversary over a five-year period, until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.2584, was $14,413. The options are being expensed over the vesting period, resulting in $2,220 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $12,193 of unamortized expenses are expected to be expensed over the vesting period.

On December 8, 2021, a total of eight employees and consultants were granted options to purchase an aggregate 18,531 shares of the Company’s common stock, having an exercise price of $3.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 199% and a call option value of $2.9731, was $55,094. The options are being expensed over the vesting period, resulting in $4,636 and $693 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $6,260 of unamortized expenses are expected to be expensed over the vesting period.

On August 27, 2021, a total of twelve employees and consultants were granted options to purchase an aggregate 11,918 shares of the Company’s common stock, having an exercise price of $6.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.9316, was $70,693. The options are being expensed over the vesting period, resulting in $8,252 and $4,883 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $21,679 of unamortized expenses are expected to be expensed over the vesting period.

On May 25, 2021, two advisory board members were granted options to purchase an aggregate 6,000 shares of the Company’s common stock, having an exercise price of $5.00 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 191% and a call option value of $4.9272, was $29,562. The options are being expensed over the vesting period, resulting in $5,912 and $3,564 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $20,086 of unamortized expenses are expected to be expensed over the vesting period.

On April 22, 2021, Brad Burke was granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $128,733 and $20,814 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

On April 22, 2021, a total of fifteen employees and consultants were granted options to purchase an aggregate 19,875 shares of the Company’s common stock, having an exercise price of $5.50 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $108,082. The options were expensed over the vesting period, resulting in $14,658 and $13,361 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $47,638 of unamortized expenses are expected to be expensed over the vesting period.

On January 27, 2021, Chris Ludeman was granted options to purchase 24,151 shares of the Company’s common stock, having an exercise price of $6.25 per share, exercisable over a 10-year term. The options will vest in three equal annual installments beginning of January 27, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $6.1794, was $149,239. The options are being expensed over the vesting period, resulting in $29,848 and $22,815 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $96,576 of unamortized expenses are expected to be expensed over the vesting period.

On January 4, 2021, Claudia and Ira Goldfarb were each granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $3.70 per share, exercisable over a 10-year term. The options will vest in three equal installments beginning of January 4, 2022 and continuing on each of the two anniversaries thereafter until fully vested. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $591,178. The options are being expensed over the vesting period, resulting in $197,060 and $194,900 of stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of $199,218 of unamortized expenses are expected to be expensed over the vesting period.

The Company recognized a total of $782,081, and $543,332 of compensation expense during the years ended December 31, 2022 and 2021, respectively, related to common stock options issued to Employees and Directors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,203,511 as of December 31, 2022.

Options Cancelled or Forfeited

An aggregate 61,642 and 176,312 options with a weighted average strike price of $5.87 and $12.66 per share were forfeited by former employees during the years ended December 31, 2022 and 2021, respectively.

Options Expired

No options expired during the years ended December 31, 2022 and 2021.

Options Exercised

No options were exercised during the years ended December 31, 2022 and 2021.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2022.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$2.35 - $195.00	590,991	8.1 years	$4.53	160,199	$5.02

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2020	459,524	$8.70
Options granted	257,975	4.36
Options cancelled	(176,312)	(12.66)
Balance, December 31, 2021	541,187	6.77
Options granted	137,597	2.99
Options cancelled	(87,793)	(7.11)
Balance, December 31, 2022	590,991	$4.53

Exercisable, December 31, 2022	160,199	$5.02

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,591,250 shares of common stock at a $2.47 strike price, exercisable over a weighted average life of 9.16 years were outstanding as of December 31, 2022.

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Warrants Granted

On December 21, 2022, warrants to purchase an aggregate 62,500 shares of common stock were issued to a director pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 316% and a weighted average call option value of $3.15, was $196,942. The warrants are being expensed over the life of the loans, resulting in $2,018 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $194,924 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On September 29, 2022, warrants to purchase an aggregate 187,500 shares of common stock were issued to directors pursuant to a private placement debt offering in which aggregate proceeds of $750,000 were received in exchange for promissory notes and warrants to purchase an aggregate 187,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 140% and a weighted average call option value of $1.9441, was $364,512. The warrants are being expensed over the life of the loans, resulting in $32,355 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $332,157 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On April 8, 2022, warrants to purchase an aggregate 925,000 shares of common stock were issued pursuant to a private placement debt offering in which aggregate proceeds of $3,700,000 were received in exchange for promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.35 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. A total of 780,000 of the warrants were issued to officers or directors. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 154% and a weighted average call option value of $2.9443, was $2,694,014. The warrants are being expensed over the life of the loans, resulting in $656,301 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $2,037,713 of unamortized expenses are expected to be expensed over the lives of outstanding debts.

On December 31, 2021, the Company closed a private placement and concurrently entered into a Note and Warrant Purchase Agreement with related parties to sell an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $2.25, was $699,213. The warrants are being expensed over the life of the loans, resulting in $235,165 of stock-based compensation expense during the year ended December 31, 2022. As of December 31, 2022, a total of $464,048 of unamortized expenses are expected to be expensed over the lives of outstanding debts. The officers, directors and related parties receiving grants and the amounts of such grants were as follows:

Stock Warrant
Name and Title at Time of Grant	Shares Granted
Ira and Claudia Goldfarb, Chairman and Chief Executive Officer	225,000
Brad Burke, Chief Financial Officer	3,750
Lyle Berman, Director	75,000
Cesar J. Gutierrez, brother of the Company’s Chief Executive Officer	7,500
Total:	311,250

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

A total of 1,300 warrants with a weighted average exercise price of $3.00 per share expired during the year ended December 31, 2022. No warrants were exercised, cancelled or expired during the years ended December 31, 2022 and 2021, otherwise.

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2020	106,300	$3.99
Warrants granted	311,250	2.21
Balance, December 31, 2021	417,550	2.66
Warrants granted	1,175,000	2.40
Warrants expired	(1,300)	(3.00)
Balance, December 31, 2022	1,591,250	$2.47

Exercisable, December 31, 2022	1,591,250	$2.47

Note 15 – Commitments

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

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 16 – Gain on Early Extinguishment of Debt

During the year ended December 31, 2021, the Company recognized a gain on early extinguishment of debt of $113,772, consisting of the forgiveness of $112,925 of principal and $847 of interest, on our PPP loan pursuant to Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Note 17 – Gain on Investment in Allied Esports Entertainment, Inc.

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

As of December 31, 2021, the Company had sold all of its shares in AESE common stock, and as of December 31, 2020, the market value of the Company’s investment in AESE’s common stock was $280,417, based on the closing stock price of $1.58 per share, resulting in losses on our investment in securities, as follows:

	December 31,	December 31,
	2022	2021
Net gain (loss) on investment in Allied Esports Entertainment, Inc. securities	$–	$133,944
Less: Net gains and losses recognized on equity securities sold during the period	–	(133,944)
Unrealized losses recognized on equity securities still held at the end of the period	$–	$–

Note 18 – Income Taxes

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

Our provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

December 31,
	2022	2021
Current taxes	$–	$–
Deferred taxes	–	–
Net income tax provision (benefit)	$–	$–

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

The effective income tax rate for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022		2021
Federal statutory income tax rate	21.00%		21.00%
State income taxes	0.00%		0.00%
Permanent differences	0.10%		0.10%
Change in effective state income tax rate	0.00%		0.00%
True up prior year tax return	(0.50%	)	(0.50%	)
Change in valuation allowance	(20.60%	)	(20.60%	)
Net effective income tax rate	0.00%		0.00%

The components of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryovers	$8,681,830	$7,575,182
Stock compensation	862,079	2,221,408
Stock-based debt discounts	925,839	–
Goodwill and intangibles	5,197,470	210,959
Reorganization costs	–	28,135
Total deferred tax assets	$15,667,218	$10,035,684

Deferred tax liabilities:
Property and equipment	(149,777)	(279,737)
Unrealized gain on investment in Allied Esports Entertainment, Inc.	–	(2,850,375)
Total deferred liabilities	(149,777)	(3,130,112)

Net deferred tax assets (liabilities)	15,517,441	6,905,572
Less: valuation allowance	(15,517,441)	(6,905,572)
Deferred tax assets (liabilities)	$–	$–

SOW GOOD INC.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2022, the Company has a net operating loss carryover of approximately $41,300,000. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss carryover begins to expire in 2030. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total net operating loss as of December 31, 2022, approximately $4,240,000 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2021, The Company increased its valuation allowance from 6,905,572 to $15,517,441 to adjust for the increase in net deferred tax assets primarily due to an increase in the net operating loss carryovers. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2022.

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Debt Financing

On various dates from January 5, 2023 to March 7, 2023, the Company received aggregate proceeds of $1,250,000 from two of the Company’s Directors on the sale of an offering entered into on September 29, 2022, to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. The Company issued aggregate warrants to purchase 312,500 shares of common stock pursuant to the advances received on this offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, to allow timely decisions regarding required disclosures.

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was ineffective based on those criteria. As a small Company with limited resources that is mainly focused on the development and sales of our freeze dried products, the Company does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 31, 2023:

Name	Age	Position
Claudia Goldfarb	47	Chief Executive Officer, Interim Chief Financial Officer, Director
Ira Goldfarb	65	Chairman of the Board of Directors
Bradley Berman(1)	52	Director
Joe Mueller(1)	53	Director
Lyle Berman(1)	81	Director
Tim Creed(1)	36	Director
Chris Ludeman(1)	64	Director

(1) Member of audit committee.

Claudia Goldfarb has been our chief executive officer since October 1, 2020 and became our interim chief financial officer on April 1, 2022. Mrs. Goldfarb is the co-founder of the freeze-dried foods business which the Company acquired. Mrs. Goldfarb previously served as Prairie Dog Pet Products, LLC’s President from 2016 to 2020 and Chief Operating Officer from 2012 to 2016. During Mrs. Goldfarb’s tenure at Prairie Dog Pet Products she was responsible for managing four food manufacturing facilities with over 300 employees and 200,000 sq. feet of manufacturing space. Mrs. Goldfarb’s expertise in product research and development is underscored by her successful launch of over 200 unique products. She has also served as Chief Operating Officer of the pet apparel company, PGT Holdings, from 2010-2012. Mrs. Goldfarb co-founded and served as the Chief Executive Officer of Operation Ava, Inc. Previously, Mrs. Goldfarb served as a Project Development Consultant for the North American Development Bank, specializing in infrastructure development and financing on the US-Mexican Border. Mrs. Goldfarb has spent the last 10 years specializing in product development, implementing best-in-class quality food systems, and freeze-dried pet food manufacturing.

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

Joe Mueller has been a director of the Company since April 11, 2022. Mr. Mueller is the Vice President of Industry and Customer Development for Kellogg Company, where he leads Kellogg Company’s external engagement strategy, and represents Kellogg across the global industry. He also serves as a board member for the American Heart Association. During his more than three decades in the consumer packaged goods industry, Mr. Mueller has served in several key management roles, including serving as the vice president of sales of various divisions within Kellogg, including its Walmart, Keurig Green Mountain, Breakfast, and Health & Wellness teams. In these roles, Mr. Mueller was responsible for marketing strategy, product development, and sales organization, alongside regularly interfacing with key corporate leaders. Prior to his executive roles, Mr. Mueller managed retail stores across the country and worked in several sales positions at Kellogg.

Mr. Mueller's qualifications:

•	Leadership experience –Mr. Mueller is the Vice President of Industry and Customer Development for Kellogg Company, with responsibilities for the Kellogg Company's global engagement strategy.
•	Industry experience – During his three decades in the consumer goods industry and with Kellogg, Mr. Mueller has served in several management roles.
•	Education experience – Mr. Mueller earned his Bachelor of Science degree in Marketing and Management from Missouri State University and completed his MBA from the University of Phoenix.

Lyle Berman has been a director of the Company since October 26, 2016. Mr. Berman began his career with Berman Buckskin, his family's leather business. He helped grow the business into a major specialty retailer with 27 outlets. After selling Berman Buckskin to WR Grace in 1979, Mr. Berman continued as President and Chief Executive Officer and led the company to become one the country's largest retail leather chains, with over 200 stores nationwide. In 1990, Mr. Berman participated in the founding of Grand Casinos, Inc. Mr. Berman is credited as one of the early visionaries in the development of casinos outside of the traditional gaming markets of Las Vegas and Atlantic City. In less than five years, the company opened eight casino resorts in four states. In 1994, Mr. Berman financed the initial development of Rainforest Cafe. He served as the Chairman and CEO from 1994 until 2000. In October 1995, Mr. Berman was honored with the B'nai B'rith "Great American Traditions Award." In April 1996, he received the Gaming Executive of the Year Award; in 2004, Mr. Berman was inducted into the Poker Hall of Fame; and in 2009, he received the Casino Lifetime Achievement Award from Raving Consulting & Casino Journal.

Mr. Bradley Berman, who is also on the Board of Directors, is Mr. Lyle Berman’s son.

Mr. Berman’s qualifications:

Mr. Berman currently serves on the following Boards:

•	Redstone American Grill
•	Augeo Affinity Marketing
•	Epika, Inc
•	Mill City Ventures, LTD

Mr. Berman has served on the following Boards:

•	Chairman of the Board and CEO of Lakes Entertainment, Inc., (1999 – 2015)
•	Executive Chairman of the Board of WPT Enterprises, Inc. (later known as Voyager Oil & Gas, Inc. and Emerald Oil, Inc.) (2002 – 2013)
•	Director of PokerTek, Inc. (2005 – 2014) Chairman of the Board (2005 – 2011)
•	Director of Allied Esports Entertainment Inc. (AESE) (fka Black Ridge Acquisition Corp.) (2017 – 2023)
•	Chairman of the Board and CEO, Rainforest Café (1994 – 2000)
•	Chairman of the Board and CEO, Grand Casinos (1991 – 1998)
•	Director, Golden Entertainment (2015 – 2022)

Education experience – Mr. Berman holds a degree in Business Administration from the University of Minnesota

Tim Creed has been a director of the Company since July 22, 2022. Mr. Creed is the Co-Founder and Partner of Creed UnCo, LLC, a consulting company focused on brand management and franchising. Mr. Creed utilizes his years of experience working in the food, pet care, and automotive industries to help brands grow, scale, and sustain their businesses. Prior to consulting, Mr. Creed spent over a decade at Mars, Inc., working in human resources, sales management, and e-commerce. While there, he served as the Digital Commerce Lead for Mars' KIND products, and was responsible for their international growth. Most recently, Mr. Creed was Director of eCommerce for international tire and mobility company, Bridgestone, Inc.

Mr. Creed's qualifications:

•	Leadership experience –Mr. Creed is the Co-Founder and Partner of Creed UnCo, LLC and provides consulting services for brand management and franchising.
•	Industry experience – During his fifteen years in the food, pet care, and automotive industries, Mr. Creed has served in a variety of management, sales, and human resources roles.
•	Education experience – Mr. Creed earned his Bachelor of Science degrees in both Psychology and Management from Macquarie University.

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

Board and Committee Meetings

During the year ended December 31, 2022, the Board of Directors held four meetings and the Audit Committee held four meetings. The Company does not have a separate Compensation Committee. Each of our elected Directors attended at least 75% of all meetings of the Board of Directors and the committees on which he served during the year.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2022. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2022, all executive officer base salary decisions were approved by the board of directors.

We do not make matching contributions to the 401(k) Plan.

Incentive Compensation Awards

Other than the Management Incentive Plan Awards described below, no bonuses were granted in 2022 or 2021.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Ira Goldfarb,(1)	2022	$331,269	$–	$–	$–	$–	$–	$331,269
Executive Chairman	2021	$–	$330,788	$295,589	$–	$–	$–	$626,377

Claudia Goldfarb,(2)	2022	$293,625	$–	$–	$–	$–	$–	$293,625
Chief Executive Officer	2021	$–	$303,259	$295,589	$–	$–	$–	$598,848

Brad Burke, (3)	2022	$159,409	$–	$72,692	$–	$–	$–	$232,101
Former Chief Financial Officer	2021	$275,000	$–	$–	$–	$–	$–	$454,547

____________________

(1)	Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and 6,044 shares per month through December 31, 2021. On January 4, 2021, we issued 18,133 shares for Mr. Goldfarb’s services in 2020, and a total of 72,528 shares during 2021, of which 6,044 shares were subsequently issued on March 24, 2022. On October 2, 2020, we granted Mr. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mr. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435. On January 4, 2021, we granted Mr. Goldfarb an option to purchase 75,000 shares of common stock at an exercise price of $3.70 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $295,589.
(2)	Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and 5,541 shares per month through December 31, 2021. On January 4, 2021, we issued 16,623 shares for Mrs. Goldfarb’s services in 2020, and a total of 66,492 shares during 2021, of which 5,541 shares were subsequently issued on March 24, 2022. On October 2, 2020, we granted Mrs. Goldfarb an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 533% and a call option value of $5.2102, was $260,509. On December 28, 2020, we granted Mrs. Goldfarb an option to purchase 16,500 shares of common stock at an exercise price of $4.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 201% and a call option value of $3.9657, was $65,435. On January 4, 2021, we granted Mrs. Goldfarb an option to purchase 75,000 shares of common stock at an exercise price of $3.70 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 198% and a call option value of $3.9412, was $295,589.
(3)	Mr. Burke served as the Company’s Chief Financial Officer from December 28, 2020 through April 30, 2022, after serving as Interim Chief Financial Officer on an independent contractor basis from October 1, 2020. We had agreed to compensate Mr. Burke a total of $275,000 in cash per year. On April 1, 2022, we granted Mr. Burke an option to purchase 27,500 shares of common stock at an exercise price of $2.75 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. On April 21, 2021, we granted Mr. Burke an option to purchase 27,500 shares of common stock at an exercise price of $5.50 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547.

Employment Agreements

Other than as described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2022.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Ira Goldfarb, Executive Chairman	25,000	50,000	(1)	$3.70	January 3, 2031
	-0-	16,500	(2)	$4.00	December 27, 2030
	-0-	50,000	(3)	$5.25	October 1, 2030

Claudia Goldfarb, Chief Executive Officer	25,000	50,000	(1)	$3.70	January 3, 2031
	-0-	16,500	(2)	$4.00	December 27, 2030
	-0-	50,000	(3)	$5.25	October 1, 2030

(1) Options granted on January 4, 2021, vests annually over three years.

(2) Options granted on December 28, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

(3) Options granted on October 2, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2022.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bradley Berman	$–	$–	$–	$–	$–	$–	$–
Chris Ludeman	$–	$–	$–	$–	$–	$–	$–
Lyle Berman	$–	$–	$–	$–	$–	$–	$–
Joe Mueller(1)	$–	$24,998	$71,423	$–	$–	$–	$96,421
Tim Creed(1)	$–	$25,000	$87,346	$–	$–	$–	$112,346

(1) On April 11, 2022, we issued Mr. Mueller a total of 8,064 shares of common stock for annual director services. The fair value of the common stock was $24,998 based on the closing price of the Company’s common stock on the date of grant. On April 11, 2022, we granted Mr. Mueller an option to purchase 24,151 shares of common stock at an exercise price of $3.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 153% and a call option value of $2.9574, was $71,423.

(2) On July 22, 2022, we issued Mr. Creed a total of 6,410 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant. On July 22, 2022, we granted Mr. Creed an option to purchase 24,151 shares of common stock at an exercise price of $3.90 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 137% and a call option value of $3.6166, was $87,346.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 31, 2023, we had 4,847,384 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 31, 2023. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Claudia Goldfarb, Chief Executive Officer, Interim, Chief Financial Officer, Director (2)	2,062,912	40.1%
Ira Goldfarb, Chairman of Board(3)	2,907,958	48.6%
Bradley Berman, Director(4)	279,053	5.7%
Lyle Berman, Director(5)	1,278,194	23.5%
Joe Mueller	8,064	*%
Tim Creed, Director	6,410	*%
Chris Ludeman, Director(6)	132,892	2.7%
All Directors and Executive Officers as a Group (7 persons)	4,686,862	70.1%
Morris Goldfarb(7) 512 Seventh Avenue, 35th FL New York, NY 10018	357,799	7.4%

__________________

*	Indicates beneficial ownership of less than 1%.
(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 31, 2023.
(2)	Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb, 58,824 shares held in joint tenancy, 50,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 31, 2023, and 250,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 31, 2023 that are jointly held with her spouse, Ira Goldfarb.
(3)	Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb, 58,824 shares held in joint tenancy, and 50,000 shares which may be purchased pursuant to stock options exercisable within 60 days of March 31, 2023. Also includes 1,087,500 shares which may be purchased pursuant to warrants exercisable within 60 days of March 31, 2023, 250,000 of which are jointly held with his spouse, Claudia Goldfarb, 812,500 of which are held by Mr. Goldfarb's irrevocable trust, and 25,000 of which are held by IG Union Bower, for which Mr. Goldfarb is the beneficial owner.
(4)	Includes 16,157 shares which may be purchased pursuant to stock options exercisable within 60 days of March 31, 2023, and 26,250 shares which may be purchased pursuant to warrants exercisable within 60 days of March 31, 2023. Also includes 23,735 shares held by certain trusts for the children of Mr. Bradley Berman, and 6,196 shares owned by Mr. Bradley Berman’s spouse.
(5)	Includes 15,824 shares which may be purchased pursuant to stock options exercisable within 60 days of March 31, 2022, and 581,250 shares which may be purchased pursuant to warrants exercisable within 60 days of March 31, 2023. Does not include 123,910 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Gary Raimist is trustee.
(6)	Includes 97,058 shares held by Christopher R. & Lynda M. Ludeman JTWROS. Includes 16,101 shares which may be purchased pursuant to stock options exercisable within 60 days of March 31, 2023.
(7)	Includes 150,000 shares held by Sirrom, LLC, for which Morris Goldfarb is the beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Debt Financing

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the Maturity Date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s Directors on the sale of these notes and warrants.

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

Common Stock Issued to Officers for Services, Common Stock Payable

On December 31, 2021, the Company awarded 5,541 and 6,044 shares of common stock to Claudia and Ira Goldfarb, respectively, for services earned during December 31, 2021. The aggregate fair value of the shares was $12,467 and $13,599 for Claudia and Ira, respectively, based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on March 25, 2022, in satisfaction of the outstanding common stock payable.

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

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation. Pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested.

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

Options Granted for Services to Officers and Directors

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021 and has served the Company as its independent registered public accounting firm since our inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit fees(1)	$53,248	$48,265
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$53,248	$48,265

_________________________________

(1)	Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2022 and 2021.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2022 with management and M&K CPAS, PLLC, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Chris Ludeman, Chairman
Joe Mueller
Lyle Berman
Bradley Berman Tim Creed

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1	Distribution Agreement by and between Ante4, Inc. (now Voyager Oil & Gas, Inc.) and Ante5, Inc. (now Sow Good Inc.), dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commissioner by Voyager Oil & Gas, Inc. on April 19, 2010)

2.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 3, 2012)

2.3	Plan and Agreement of Merger by and between Black Ridge Oil & Gas, Inc. and Black Ridge Oil & Gas, Inc., dated December 10, 2012 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

2.4	Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 21, 2020)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 12, 2012)

3.4	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

4.1	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on March 26, 2012)

4.2	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.3	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

4.4	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.5	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

4.6	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.7	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

4.8	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 10, 2020)

4.9	Amendment to 2020 Stock Incentive Plan, dated October 1, 2020 (incorporated by reference to Exhibit 4.9 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.10	Amendment to 2020 Stock Incentive Plan, dated January 4, 2021 (incorporated by reference to Exhibit 4.10 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.11	Amendment to 2020 Stock Incentive Plan, dated March 19, 2021 (incorporated by reference to Exhibit 4.11 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.12	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.13	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

4.14	Description of Securities (incorporated by reference to Exhibit 4.14 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

4.15	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

4.16	Form of April 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

4.17	Form of August 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

9.1	Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Sow Good, Inc. on August 22, 2011)

10.1	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 28, 2013)

10.2	Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)

10.3	Amendment to Asset Purchase Agreement dated October 1, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on October 6, 2020)

10.4	Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.5	Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.6	Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.7	Stock Purchase Agreement dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)

10.8	Employment Agreement, dated October 1, 2020, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.18 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.9	Employment Agreement, dated October 1, 2020, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.10	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.11	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.12	Separation Agreement and Release, dated May 3, 2022, between Brad Burke and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 3, 2022)

10.13	Stock Purchase Agreement, dated July 2, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)

10.14	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

10.15	Form of 2021 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

10.16	Form of Note and Warrant Purchase Agreement, dated April 8, 2022, by and among Sow Good Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

10.17	Form of April 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

10.18	First Amendment to April 2022 Promissory Note, dated August 23, 2022, by and among Sow Good Inc. and the Required Note Holders named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

10.19	Form of Note and Warrant Purchase Agreement, dated August 23, 2022, by and among Sow Good Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

10.20	Form of August 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

24.1*	Power of Attorney (including on signature pages)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* Filed herewith.

ITEM 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2023	SOW GOOD INC.

By: /s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

Exhibit 24.1

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2022 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Claudia Goldfarb	Dated: April 14, 2023
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)

By: /s/ Ira Goldfarb	Dated: April 14, 2023
Ira Goldfarb, Executive Chairman

By: /s/ Bradley Berman	Dated: April 14, 2023
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: April 14, 2023
Lyle Berman, Director

By: /s/ Joe Mueller	Dated: April 14, 2023
Joe Mueller, Director

By: /s/ Chris Ludeman	Dated: April 14, 2023
Chris Ludeman, Director

By: /s/ Tim Creed	Dated: April 14, 2023
Tim Creed, Director

