Form 10-Q
period 2023-03-31
Sow Good Inc.
filed 2023-05-22
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of May 19, 2023 was 4,847,384.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$348,441	$276,464
Accounts receivable, net	13,954	191,022
Prepaid expenses	81,028	137,692
Inventory	2,182,825	1,972,879
Total current assets	2,626,248	2,578,057

Property and equipment:
Construction in progress	2,699,579	2,487,673
Property and equipment	3,055,579	3,055,579
Less accumulated depreciation	(584,475)	(508,257)
Total property and equipment, net	5,170,683	5,034,995

Security deposit	24,000	24,000
Right-of-use asset	1,244,207	1,261,525

Total assets	$9,065,138	$8,898,577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$289,541	$452,606
Accrued expenses	381,210	385,028
Current portion of operating lease liabilities	54,265	52,543
Total current liabilities	725,016	890,177

Operating lease liabilities	1,287,093	1,301,355
Notes payable, related parties, net of $3,230,987 and $2,692,757 of debt discounts at March 31, 2023 and December 31, 2022, respectively	4,214,013	3,502,243
Notes payable, net of $299,598 and $336,085 of debt discounts at March 31, 2023 and December 31, 2022, respectively	430,402	393,915

Total liabilities	6,656,524	6,087,690

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,847,384 shares issued and outstanding	4,847	4,847
Additional paid-in capital	59,484,859	58,485,602
Accumulated deficit	(57,081,092)	(55,679,562)
Total stockholders' equity	2,408,614	2,810,887

Total liabilities and stockholders' equity	$9,065,138	$8,898,577

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Revenues	$198,930	$48,372
Cost of goods sold	76,680	47,491
Gross profit	122,250	881

Operating expenses:
General and administrative expenses:
Salaries and benefits	544,553	916,155
Professional services	46,206	62,693
Other general and administrative expenses	358,467	405,076
Total general and administrative expenses	949,226	1,383,924
Depreciation and amortization	76,218	65,226
Total operating expenses	1,025,444	1,449,150

Net operating loss	(903,194)	(1,448,269)

Other expense:
Interest expense, including $370,678 and $59,724 of warrants issued as a debt discount for the three months ending March 31, 2023 and 2022, respectively	(498,336)	(103,793)
Total other expense	(498,336)	(103,793)

Net loss	$(1,401,530)	$(1,552,062)

Weighted average common shares outstanding - basic and diluted	4,847,384	4,809,842
Net loss per common share - basic and diluted	$(0.29)	$(0.32)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock issued to officers and directors for services	11,585	12	26,054	(26,066)	–	–
Common stock awarded to advisory board member for services	–	–	–	10,000	–	10,000
Common stock options granted to officers and directors for services	–	–	121,740	–	–	121,740
Common stock options granted to employees and advisors for services	–	–	12,521	–	–	12,521
Net loss for the three months ended March 31, 2022	–	–	–	–	(1,552,062)	(1,552,062)
Balance, March 31, 2022	4,820,655	$4,821	$54,502,342	$10,000	$(45,104,556)	$9,412,607

			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$–	$(55,679,562)	$2,810,887
Common stock warrants granted to related parties pursuant to debt financing	–	–	872,421	–	–	872,421
Common stock options granted to officers and directors for services	–	–	111,733	–	–	111,733
Common stock options granted to employees and advisors for services	–	–	15,103	–	–	15,103
Net loss for the three months ended March 31, 2023	–	–	–	–	(1,401,530)	(1,401,530)
Balance, March 31, 2023	4,847,384	$4,847	$59,484,859	$–	$(57,081,092)	$2,408,614

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,401,530)	$(1,552,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	8,997	–
Depreciation and amortization	76,218	72,954
Common stock awarded to advisors for services	–	10,000
Amortization of stock options	126,836	134,261
Amortization of stock warrants issued as a debt discount	370,678	59,724
Decrease (increase) in current assets:
Accounts receivable	168,071	414
Prepaid expenses	56,664	12,673
Inventory	(209,946)	(319,959)
Right-of-use asset	17,318	16,650
Increase (decrease) in current liabilities:
Accounts payable	(163,065)	55,256
Accrued expenses	(3,818)	38,432
Lease liabilities	(12,540)	(10,941)
Net cash used in operating activities	(966,117)	(1,482,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	–	(44,726)
Cash paid for construction in progress	(211,906)	–
Cash paid for intangible assets	–	(3,616)
Net cash used in investing activities	(211,906)	(48,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	1,250,000	–
Net cash provided by financing activities	1,250,000	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	71,977	(1,530,940)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276,464	3,345,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$348,441	$1,814,988

SUPPLEMENTAL INFORMATION:
Interest paid	$23,492	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$872,421	$–

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2022 to the Maturity Date. On various dates from September 29, 2022 through March 7, 2023, the Company received aggregate proceeds of $2,250,000 from two of the Company’s Directors on the sale of these notes and warrants.

In 2022, we commenced the construction of our second and third freeze driers in anticipation of the increased production demands for our products and freeze-drying expertise. We expect to place these additional freeze driers in service during the second quarter of 2023.

In the first quarter of 2023, we launched a freeze-dried candy product offering that we expect will be a major driver of our growth going forward. As of May 19, 2023, we have 14 candy product lines for sale.

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the audited financial statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had $175,245 of cash in excess of FIDC and SIPC insured limits at March 31, 2023, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation was $76,218 and $72,954 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, $7,728 of the depreciation expense was allocated to inventory overhead, resulting in $65,226 of depreciation expense.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	March 31,	December 31,
	2023	2022
Finished goods	$353,140	$384,241
Packaging materials	472,579	416,663
Work in progress	861,123	864,460
Raw materials	495,983	307,515
Total inventory	$2,182,825	$1,972,879

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $8,997 at March 31, 2023.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $126,836 and $144,261, consisting entirely of expenses related to common stock and options issued for services for the three months ended March 31, 2023 and 2022, respectively, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. In addition, $370,678 and $59,724 of expenses related to the amortization of warrants issued in consideration for debt financing for the three months ended March 31, 2023 and 2022, respectively.

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

SOW GOOD INC.

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

No other new accounting pronouncements, issued or effective during the period ended March 31, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of March 31, 2023, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $57,081,092, and had cash on hand of $348,441. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations.

In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. On April 25, 2023 and May 11, 2023, we raised an aggregate $1.6 million from the sale of Promissory Notes and Warrants, including $1,200,000 received from related parties, resulting in approximately $1.9 million of cash on hand as of May 22, 2023. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

Note 4 – Related Party

Debt Financing

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2022 to the Maturity Date. On various dates between January 5, 2023 and March 7, 2023, the Company received aggregate proceeds of $1,250,000 from two of the Company’s Directors on the sale of these notes and warrants.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$348,441	$–	$–
Total assets	348,441	–	–
Liabilities
Notes payable, related parties, net of $3,230,987 of debt discounts	–	4,214,013	–
Notes payable, net of $299,598 of debt discounts	–	430,402	–
Total liabilities	–	4,644,415	–
	$348,441	$4,644,415	$–

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$276,464	$–	$–
Total assets	276,464	–	–
Liabilities
Notes payable, related parties, net of $2,692,757 of debt discounts	–	3,502,243	–
Notes payable, net of $336,085 of debt discounts	–	393,915	–
Total liabilities	–	3,896,158	–
	$276,464	$3,896,158	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2023.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2023	2022
Prepaid software licenses	$21,379	$36,424
Prepaid insurance costs	14,088	16,746
Trade show advances	23,901	18,707
Prepaid rent	–	27,043
Prepaid office and other costs	21,660	38,772
Total prepaid expenses	$81,028	$137,692

Note 7 – Property and Equipment

Property and equipment at March 31, 2023 and December 31, 2022, consists of the following:

	March 31,	December 31,
	2023	2022
Office equipment	$13,872	$13,872
Machinery	1,643,010	1,643,010
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,257,108	1,257,108
Construction in progress	2,699,579	2,487,673
	5,755,158	5,543,252
Less: Accumulated depreciation and amortization	(584,475)	(508,257)
Total property and equipment, net	$5,170,683	$5,034,995

Construction in progress consists of costs incurred to build our second and third freeze driers, and to build out our offices within our facility in Irving, Texas. These costs will be capitalized as Machinery and Leasehold Improvements, respectively, upon completion.

The Company recognized depreciation of $76,218 and $72,954 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, $7,728 of the depreciation expense was allocated to inventory overhead, resulting in $65,226 of depreciation expense.

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use asset	$17,318	$16,649
Interest on lease liability	19,402	20,071
Total operating lease cost	$36,720	$36,720

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$1,244,207	$1,261,525

Current portion of operating lease liability	$54,265	52,543
Noncurrent operating lease liability	1,287,093	1,301,355
Total operating lease liability	$1,341,358	$1,353,898

Weighted average remaining lease term:
Operating leases	13 years	13.3 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental cash flow and other information related to operating leases was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,540	$10,941

The future minimum lease payments due under operating leases as of March 31, 2023 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2023 (for the nine months remaining)	$97,104
2024	132,917
2025	136,905
2026	141,012
2027 and thereafter	1,412,988
Total	$1,920,926
Less effects of discounting	579,568
Lease liability recognized	$1,341,358

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	$250,000	$–

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	–

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On December 21, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	2,000,000	2,000,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	100,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	100,000

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	920,000	920,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	7,445,000	6,195,000
Less unamortized debt discounts:	3,230,987	2,692,757
Notes payable	4,214,013	3,502,243
Less: current maturities	–	–
Notes payable, related parties, less current maturities	$4,214,013	$3,502,243

The Company recorded total discounts of $4,382,782 of debt discounts on warrants granted to the related parties on various dates from December 31, 2021 through March 7, 2023. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $334,191 and $59,724 of stock-based interest expense pursuant to the amortization of discounts during the three months ended March 31, 2023 and 2022, respectively.

The Company recognized $117,556 and $42,575 of interest expense for the three months ended March 31, 2023 and 2022, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable

Notes payable consists of the following at March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022

On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	$80,000	$80,000

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	500,000	500,000

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

Total notes payable	730,000	730,000
Less unamortized debt discounts:	299,598	336,085
Notes payable	430,402	393,915
Less: current maturities	–	–
Notes payable, less current maturities	$430,402	$393,915

The Company recorded total discounts of $444,330, consisting of debt discounts on warrants granted to accredited investors on April 8, 2022. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $36,487 of stock-based interest expense pursuant to the amortization of discounts during the three months ended March 31, 2023.

The Company recognized $8,581 and $1,494 of interest expense on notes payable for the three months ended March 31, 2023 and 2022, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of March 31, 2023, a total of 4,847,384 shares of common stock have been issued.

Note 12 – Options

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

Outstanding Options

Options to purchase an aggregate total of 590,991 shares of common stock at a weighted average strike price of $4.53, exercisable over a weighted average life of 7.9 years were outstanding as of March 31, 2023.

The Company recognized a total of $126,836 and $134,261 of compensation expense during the three months ended March 31, 2023 and 2022, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,076,675 as of March 31, 2023.

Options Exercised

No options were exercised during the three months ended March 31, 2023 and 2022.

Note 13 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 1,903,750 shares of common stock at a weighted average strike price of $2.49, exercisable over a weighted average life of 9.1 years were outstanding as of March 31, 2023.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Warrants Granted

On March 7, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.65, was $228,154. The warrants are being expensed over the life of the loans, resulting in $6,084 of stock-based compensation expense during the three months ended March 31, 2023. As of March 31, 2023, a total of $222,070 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On March 2, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to a trust held by the Company’s Chairman, Mr. Goldfarb, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 139% and a weighted average call option value of $3.66, was $228,464. The warrants are being expensed over the life of the loans, resulting in $7,321 of stock-based compensation expense during the three months ended March 31, 2023. As of March 31, 2023, a total of $221,143 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On February 1, 2023, warrants to purchase an aggregate 125,000 shares of common stock were issued to a trust held by the Company’s Chairman, Mr. Goldfarb, pursuant to a private placement debt offering in which aggregate proceeds of $500,000 were received in exchange for promissory notes and warrants to purchase an aggregate 125,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $2.21, was $276,462. The warrants are being expensed over the life of the loans, resulting in $17,168 of stock-based compensation expense during the three months ended March 31, 2023. As of March 31, 2023, a total of $259,294 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On January 5, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 140% and a weighted average call option value of $2.23, was $139,341. The warrants are being expensed over the life of the loans, resulting in $12,325 of stock-based compensation expense during the three months ended March 31, 2023. As of March 31, 2023, a total of $127,016 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

SOW GOOD INC.

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

Losses incurred during the period from April 9, 2011 (inception) to March 31, 2023 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2023, net deferred tax assets were $8,877,000, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $8,877,000 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2023 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on, or before March 31, 2023.

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

Note 16 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosures in these financial statements except as follows:

Debt Financing Received on September 2022 Note Agreement

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

May 2023 Debt Financing

In connection with a private placement, dated April 25, 2023 (the "Offering"), on May 11, 2023, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with one of our directors (the "Purchaser") to sell and issue to the Purchaser up to $100,000 in the May 2023 Promissory Note (the "Note") and (ii) a ten-year warrant (the "Warrant") to purchase up to 25,000 shares (the "Warrant Shares" and together with the Note and Warrant, the "Securities") of the Company's common stock, representing 25,000 warrant shares per $100,000 of notes purchased. The Note Purchase Agreement, Note, and Warrant are based on substantially similar terms as the April 2023 Note Purchase Agreement, promissory notes, and warrants issued on April 25, 2023 as part of the Offering.

The Note is a (1) year note. Interest on the Note accrues at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period, and the outstanding principal amount of the Note matures and becomes due and payable on the Maturity Date (as defined in the Note to be May 11, 2024, unless accelerated by an Event of Default). Loans (as defined in the Note) may be advanced to the Company from time to time from May 11, 2023 to the Maturity Date, upon prior written notice from Company.

The Warrant is issued to the Purchaser as they advance Loans to the Company, in accordance with the terms of the Note. Upon issuance, the Warrant is exercisable immediately and for a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full advance of the Loans and full exercise of the Warrant, further proceeds to the Company from the exercise of the Warrant Shares is calculated as $50,000.

April 2023 Debt Financing

On April 25, 2023, the Company closed a private placement (the “Offering”) and concurrently entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors (the “Purchasers”) to sell and issue to the Purchasers, (i) an aggregate of up to $1,500,000 in the April 2023 Promissory Notes (the “Notes”) and (ii) ten-year warrants (the “Warrants”) to purchase up to an aggregate of 375,000 shares (the “Warrant Shares”, and together with the Notes and Warrants, the “Securities”) of the Company’s common stock, par value $0.001 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. A total of $1.3 million was received on various dates from May 1, 2023 through May 11, 2023, including $900,0000 received from related parties.

The Notes are one (1) year notes. Interest on the Notes accrues at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period, and the outstanding principal amount of the Notes matures and becomes due and payable on the Maturity Date (as defined in the notes to be April 25, 2024, unless accelerated by an Event of Default). Loans (as defined in the Notes) may be advanced to the Company from time to time from April 25, 2023 to the Maturity Date, upon prior written notice from Company.

The Warrants are issued to the Purchasers as they advance Loans to the Company, in accordance with the terms of the Note. Upon issuance, the Warrants are exercisable immediately and for a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full advance of the Loans and full exercise of the Warrants, further proceeds to the Company from the exercise of the Warrant Shares is calculated as $750,000. The Offering closed simultaneously with execution of the Purchase Agreement.

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

During the third quarter of 2022, we saw a significant increase in demand for our products from large business-to-business customers. We are marketing our line of products via our direct-to-consumer focused website, as well as via the business-to-business sales channel. In the first quarter of 2023, we launched a freeze-dried candy product offering that we expect will be a major driver of our growth going forward. As of May 19, 2023, we have 14 candy product lines for sale.

In 2022, we commenced the construction of our second and third freeze driers in anticipation of the increased production demands for our products and freeze-drying expertise. We expect to place these additional freeze driers in service during the second quarter of 2023.

On April 25, 2023 and May 11, 2023, we raised an aggregate $1.55 million from the sale of Promissory Notes and Warrants, including $1.15 million received from related parties, resulting in approximately $1.9 million of cash on hand as of May 19, 2023.

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

Going Concern Uncertainty

As of March 31, 2023, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $57,081,092, and had cash on hand of $348,441. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, experienced net negative cash flows from operations, and, as set forth above, the Company’s cash on hand may not be sufficient to sustain operations. We continue to pursue sources of additional capital through various financing transactions or arrangements, including equity financing or other means. We may not be successful in identifying suitable financing transactions in a sufficient time period or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our business. On April 25, 2023 and May 11, 2023, we raised an aggregate $1.55 million from the sale of Promissory Notes and Warrants, including $1.15 million received from related parties, resulting in approximately $1.9 million of cash on hand as of May 19, 2023. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,		Increase /
	2023	2022	(Decrease)

Revenues	$198,930	$48,372	$150,558
Cost of goods sold	76,680	47,491	29,189
Gross Profit	122,250	881	121,369

Operating expenses:
General and administrative expenses:
Salaries and benefits	544,553	916,155	(371,602)
Professional services	46,206	62,693	(16,487)
Other general and administrative expenses	358,467	405,076	(46,609)
Total general and administrative expenses	949,226	1,383,924	(434,698)
Depreciation and amortization	76,218	65,226	10,992
Total operating expenses	1,025,444	1,449,150	(423,706)

Net operating loss	(903,194)	(1,448,269)	(545,075)

Other expense:
Interest expense	(498,336)	(103,793)	394,543
Total other expense	(498,336)	(103,793)	394,543

Net loss	$(1,401,530)	$(1,552,062)	$(150,532)

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $198,930 for the three months ended March 31, 2023, compared to $48,372 for the three months ended March 31, 2022, an increase of $150,558, or 311%. Revenues increased as we ramped up sales on our product lines and expanded our business-to-business sales during the first quarter of 2023, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 were $76,680, compared to $47,491 for the three months ended March 31, 2022, an increase of $29,189, or 61%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products, resulted in a gross profit margin of approximately 61% during the quarter, compared to 2% during the comparative period. Cost of goods sold and our gross profit increased as we began to realize economies of scale pursuant to our increased sales.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended March 31, 2023 were $544,553, compared to $916,155 for the three months ended March 31, 2022, a decrease of $371,602, or 41%. Salaries and benefits included stock-based compensation expense for the three months ended March 31, 2023 of $126,836, compared to $144,261 for the three months ended March 31, 2022, a decrease of $17,425, or 12%. Stock-based compensation consists of $126,836 and $134,261 of stock options expense incurred in the three months ended March 31, 2023 and 2022, respectively, and $10,000 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended March 31, 2022. The decrease in salaries and benefits was primarily due to decreased personnel, in addition to our CEO absorbing the role of interim CFO.

Professional services

Professional services were $46,206 for the 2023 period, compared to $62,693 for the 2022 period, a decrease of $16,487, or 26%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended March 31, 2023 was $358,467, compared to $405,076 for the three months ended March 31, 2022, a decrease of $46,609, or 12%. The decrease is primarily attributable to decreased administrative infrastructure as we continue to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the three months ended March 31, 2023 was $76,218, compared to $65,226 for the three months ended March 31, 2022, an increase of $10,992, or 17%. The increase is attributable to the addition of new equipment placed in service during prior periods.

Other expense

In the three months ended March 31, 2023, other expense was $498,336, consisting of $127,658 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, and $370,678 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. During the comparative three months ended March 31, 2022, other expense was $103,793, consisting of $44,069 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, and $59,724 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors.

Net loss

Net loss for the three months ended March 31, 2023 was $1,401,530, compared to $1,552,062 during the three months ended March 31, 2022, a decreased net loss of $150,532, or 10%. The decreased net loss was due primarily to $150,558 of increased revenues and $371,602 of improved labor costs, as partially offset by $394,543 of increased interest expense over the comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2023 and December 31, 2022, respectively.

	March 31,	December 31,
	2023	2022
Current Assets	$2,626,248	$2,578,057

Current Liabilities	$725,016	$890,177

Working Capital	$1,901,262	$1,687,880

As of March 31, 2023, we had working capital of $1,901,232.

The following table summarizes our cash flows during the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(966,117)	$(1,482,598)
Net cash used in investing activities	(211,906)	(48,342)
Net cash provided by financing activities	1,250,000	–

Net change in cash and cash equivalents	$71,977	$(1,530,940)

Net cash used in operating activities was $966,117 and $1,482,598 for the three months ended March 31, 2023 and 2022, respectively, a period over period decrease of $516,481. The decrease was primarily due to our increased revenues and diminished labor costs that began to improve our operations.

Net cash used in investing activities were $211,906 and $48,342 for the three months ended March 31, 2023 and 2022, respectively, a period over period increase of $163,564. Cash used in investing activities were comprised of $211,906 of construction in progress payments as we continued to build out our 2nd and 3rd freeze dried freezers and improve our office space during the three months ended March 31, 2023, compared to $44,726 of fixed asset purchases and $3,616 of purchases on trademarks during the three months ended March 31, 2022.

Net cash provided by financing activities were $1,250,000 for the three months ended March 31, 2023, which was comprised entirely of debt financing received from our officers and directors. There was no cash provided by financing activities during the comparative three months ended March 31, 2022.

Satisfaction of our cash obligations for the next 12 months

As of March 31, 2023, our balance of cash was $348,441 and we had total working capital of $1,901,232. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of March 31, 2023 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze dried foods business which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. On April 25, 2023 and May 11, 2023, we raised an aggregate $1.6 million from the sale of Promissory Notes and Warrants, including $1,200,000 received from related parties, resulting in approximately $1.9 million of cash on hand as of May 22, 2023. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2023 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis. As a small Company with limited resources that is mainly focused on the development and sales of our freeze dried products, the Company does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

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

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended March 31, 2023 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on February 21, 2020)
3.4	Articles of Merger (incorporated by reference to Exhibit 3.01 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)
4.1	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)
4.4	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)
10.1	Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.2	Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)
10.3	Amendment to 2020 Stock Incentive Plan adopted in October 2020 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.4	Amendment to 2020 Stock Incentive Plan adopted in January 2021 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.5	Amendment to 2020 Stock Incentive Plan adopted in March 2021 (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed with the Securities and Exchange Commission by Sow Good Inc. on May 13, 2021)
10.6	Note and Warrant Purchase Agreement, dated April 8, 2022, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.7	Form of 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)
10.8	Note and Warrant Purchase Agreement, dated August 23, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.9	Form of August 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.10	First Amendment to April 2022 Promissory Notes, dated August 23, 2022 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)
10.11	Note and Warrant Purchase Agreement, dated April 25, 2023, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)
10.12	Form of April 2023 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)
10.13	Note and Warrant Purchase Agreement, dated May 11, 2023, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)
10.14	Form of May 2023 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: May 22, 2023	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

