Form 10-Q
period 2023-06-30
Sow Good Inc.
filed 2023-08-14
CIK 1490161

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 14, 2023 was 4,868,083.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$293,024	$276,464
Accounts receivable, net	726,672	191,022
Prepaid expenses	119,843	137,692
Inventory	918,969	1,972,879
Total current assets	2,058,508	2,578,057

Property and equipment:
Construction in progress	–	2,487,673
Property and equipment	5,905,432	3,055,579
Less accumulated depreciation	(663,673)	(508,257)
Total property and equipment, net	5,241,759	5,034,995

Security deposit	58,765	24,000
Right-of-use asset	1,226,708	1,261,525

Total assets	$8,585,740	$8,898,577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$376,349	$452,606
Accrued expenses	657,411	385,028
Current portion of operating lease liabilities	56,011	52,543
Current maturities of notes payable, related parties, net of $699,297 of debt discounts at June 30, 2023	200,703	–
Current maturities of notes payable, net of $306,498 of debt discounts at June 30, 2023	93,502	–
Total current liabilities	1,383,976	890,177

Operating lease liabilities	1,272,626	1,301,355
Notes payable, related parties, net of $3,027,998 and $2,692,757 of debt discounts at June 30, 2023 and December 31, 2022, respectively	4,667,002	3,502,243
Notes payable, net of $262,705 and $336,085 of debt discounts at June 30, 2023 and December 31, 2022, respectively	467,295	393,915

Total liabilities	7,790,899	6,087,690

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,868,083 shares issued and outstanding	4,868	4,847
Additional paid-in capital	61,191,965	58,485,602
Accumulated deficit	(60,401,992)	(55,679,562)
Total stockholders' equity	794,841	2,810,887

Total liabilities and stockholders' equity	$8,585,740	$8,898,577

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Revenues	$1,315,347	$244,943	$1,514,277	$293,315
Cost of goods sold	2,695,820	150,603	2,772,500	198,094
Gross profit (loss)	(1,380,473)	94,340	(1,258,223)	95,221

Operating expenses:
General and administrative expenses:
Salaries and benefits	538,916	1,242,900	1,083,469	2,159,055
Professional services	63,329	53,295	109,535	115,988
Other general and administrative expenses	483,260	487,789	841,727	892,865
Total general and administrative expenses	1,085,505	1,783,984	2,034,731	3,167,908
Depreciation and amortization	7,413	67,693	83,631	132,919
Total operating expenses	1,092,918	1,851,677	2,118,362	3,300,827

Net operating loss	(2,473,391)	(1,757,337)	(3,376,585)	(3,205,606)

Other expense:
Interest expense, including $684,144 and $1,054,822 of warrants issued as a debt discount for the three and six months ending June 30, 2023, and $262,074 and $321,798 for the three and six months ending June 30, 2022, respectively	(847,509)	(355,452)	(1,345,845)	(459,245)
Total other expense	(847,509)	(355,452)	(1,345,845)	(459,245)

Net loss	$(3,320,900)	$(2,112,789)	$(4,722,430)	$(3,664,851)

Weighted average common shares outstanding - basic and diluted	4,854,208	4,837,950	4,850,815	4,823,974
Net loss per common share - basic and diluted	$(0.68)	$(0.44)	$(0.97)	$(0.76)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2023
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2023	4,847,384	$4,847	$59,484,859	$–	$(57,081,092)	$2,408,614
Common stock issued to officers and directors for services	20,699	21	125,208	–	–	125,229
Common stock warrants granted to related parties pursuant to debt financing	–	–	1,075,904	–	–	1,075,904
Common stock warrants granted to note holders pursuant to debt financing	–	–	374,153	–	–	374,153
Common stock options granted to officers and directors for services	–	–	112,974	–	–	112,974
Common stock options granted to employees and advisors for services	–	–	18,867	–	–	18,867
Net loss for the three months ended June 30, 2023	–	–	–	–	(3,320,900)	(3,320,900)
Balance, June 30, 2023	4,868,083	$4,868	$61,191,965	$–	$(60,401,992)	$794,841

	For the Three Months Ended June 30, 2022
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, March 31, 2022	4,820,655	$4,821	$54,502,342	$10,000	$(45,104,556)	$9,412,607
Common stock warrants granted to related parties pursuant to debt financing	–	–	2,249,684	–	–	2,249,684
Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330
Common stock issued to officers and directors for services	8,064	8	24,990	–	–	24,998
Common stock issued to advisory board for services	12,255	12	29,988	(10,000)	–	20,000
Common stock options granted to officers and directors for services	–	–	296,002	–	–	296,002
Common stock options granted to employees and advisors for services	–	–	90,370	–	–	90,370
Net loss for the three months ended June 30, 2022	–	–	–	–	(2,112,789)	(2,112,789)
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$–	$(47,217,345)	$10,425,202

(continued)

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2023
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$–	$(55,679,562)	$2,810,887
Common stock issued to officers and directors for services	20,699	21	125,208	–	–	125,229
Common stock warrants granted to related parties pursuant to debt financing	–	–	1,948,325	–	–	1,948,325
Common stock warrants granted to note holders pursuant to debt financing	–	–	374,153	–	–	374,153
Common stock options granted to officers and directors for services	–	–	224,707	–	–	224,707
Common stock options granted to employees and advisors for services	–	–	33,970	–	–	33,970
Net loss for the six months ended June 30, 2023	–	–	–	–	(4,722,430)	(4,722,430)
Balance, June 30, 2023	4,868,083	$4,868	$61,191,965	$–	$(60,401,992)	$794,841

	For the Six Months Ended June 30, 2022
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock warrants granted to related parties pursuant to debt financing	–	–	2,249,684	–	–	2,249,684
Common stock warrants granted to note holders pursuant to debt financing	–	–	444,330	–	–	444,330
Common stock issued to officers and directors for services	19,649	20	51,044	(26,066)	–	24,998
Common stock issued to advisory board for services	12,255	12	29,988	–	–	30,000
Common stock options granted to officers and directors for services	–	–	417,742	–	–	417,742
Common stock options granted to employees and advisors for services	–	–	102,891	–	–	102,891
Net loss for the six months ended June 30, 2022	–	–	–	–	(3,664,851)	(3,664,851)
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$–	$(47,217,345)	$10,425,202

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,722,430)	$(3,664,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	185,485	–
Depreciation and amortization	155,416	148,655
Common stock issued to officers and directors for services	125,229	24,998
Common stock awarded to advisors and consultants for services	–	30,000
Amortization of stock options	258,677	520,633
Amortization of stock warrants issued as a debt discount	1,054,822	321,798
Decrease (increase) in current assets:
Accounts receivable	(721,135)	(181,699)
Prepaid expenses	17,849	(28,884)
Inventory	1,053,910	(394,062)
Security deposits	(34,765)	(14,000)
Right-of-use asset	34,817	33,457
Increase (decrease) in current liabilities:
Accounts payable	(76,257)	766,089
Accrued expenses	272,383	185,545
Lease liabilities	(25,261)	(22,040)
Net cash used in operating activities	(2,421,260)	(2,274,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(362,180)	(124,384)
Cash paid for construction in progress	–	(1,884,720)
Cash paid for intangible assets	–	(5,929)
Net cash used in investing activities	(362,180)	(2,015,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable, related parties	2,400,000	3,120,000
Proceeds received from notes payable	400,000	580,000
Net cash provided by financing activities	2,800,000	3,700,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,560	(589,394)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276,464	3,345,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,024	$2,756,534

SUPPLEMENTAL INFORMATION:
Interest paid	$25,685	$43,606
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of debt discounts attributable to warrants	$2,322,478	$2,694,014

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

On December 31, 2021, we sold an aggregate $2,075,000 of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock to related parties, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. The proceeds were used for working capital investment and to ramp up our freeze-dried consumer packaged goods business.

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

In the first quarter of 2023, the Company launched a freeze-dried candy product line with a 9-SKU offering that is projected to continue being a major driver of growth. And, in the second quarter of 2023, we completed the construction of our second and third freeze driers to facilitate the increased production demands for our recently launched candy products. Furthermore, the significant and rising demand for our freeze-dried candy products has led us to begin construction of our fourth and fifth freeze drier, which we expect to be completed in the first quarter of 2024.

On April 25, 2023 and May 11, 2023, Sow Good raised an aggregate $1.3 million from the sale of Promissory Notes and Warrants, including $900,000 received from related parties, resulting in approximately $293,000 of cash on hand as of June 30, 2023.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had $45,420 of cash in excess of FIDC insured limits at June 30, 2023, and has not experienced any losses in such accounts.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation was $155,416 and $148,655 for the six months ended June 30, 2023 and 2022, respectively. A total of $71,785 and $15,736 of the depreciation expense was allocated to inventory overhead, resulting in $83,631 and $132,919 of depreciation expense for the six months ended June 30, 2023 and 2022, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	June 30,	December 31,
	2023	2022
Finished goods	$252,753	$384,241
Packaging materials	83,441	416,663
Work in progress	–	864,460
Raw materials	582,775	307,515
Total inventory	$918,969	$1,972,879

During the six months ending June 30, 2023, the Company wrote down $1,919,686 of non-candy freeze dried inventory to pivot exclusively to its better selling candy products. No reserve for obsolete inventories has been recognized.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $185,485 at June 30, 2023.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $383,906 and $575,631, consisting of $258,677 and $520,633 of stock options expense, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, incurred in the six months ended June 30, 2023 and 2022, respectively, and $125,229 and $54,998 of expense related to shares of common stock issued to officers and consultants for services rendered in the six months ended June 30, 2023 and 2022, respectively. In addition, $1,054,822 and $321,798 of expenses related to the amortization of warrants in-the-money issued in consideration for debt financing for the six months ended June 30, 2023 and 2022, respectively.

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

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As shown in the accompanying financial statements, as of June 30, 2023, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $60,401,992, and had cash on hand of $293,024. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party

Debt Financing

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on May 11, 2024. Interest on the Notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31.

On April 25, 2023, we closed on an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on April 25, 2024. Interest on the Notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2022 to the Maturity Date. On various dates between January 5, 2023 and April 11, 2023, the Company received aggregate proceeds of $1,500,000 from two of the Company’s Directors on the sale of these notes and warrants.

Common Stock Issued to Directors for Services

On June 1, 2023, the Company issued an aggregate 20,699 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,229, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$293,024	$–	$–
Total assets	293,024	–	–
Liabilities
Notes payable, related parties, net of $3,727,295 of debt discounts	–	4,867,705	–
Notes payable, net of $569,203 of debt discounts	–	560,797	–
Total liabilities	–	5,428,502	–
	$293,024	$5,428,502	$–

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$276,464	$–	$–
Total assets	276,464	–	–
Liabilities
Notes payable, related parties, net of $2,692,757 of debt discounts	–	3,502,243	–
Notes payable, net of $336,085 of debt discounts	–	393,915	–
Total liabilities	–	3,896,158	–
	$276,464	$3,896,158	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended June 30, 2023.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	June 30,	December 31,
	2023	2022
Prepaid software licenses	$60,961	$36,424
Prepaid insurance costs	14,284	16,746
Trade show advances	25,728	18,707
Prepaid rent	13,340	27,043
Prepaid office and other costs	5,530	38,772
Total prepaid expenses	$119,843	$137,692

Note 7 – Property and Equipment

Property and equipment at June 30, 2023 and December 31, 2022, consists of the following:

	June 30,	December 31,
	2023	2022
Office equipment	$13,872	$13,872
Machinery	4,357,267	1,643,010
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,392,704	1,257,108
Construction in progress	–	2,487,673
	5,905,432	5,543,252
Less: Accumulated depreciation and amortization	(663,673)	(508,257)
Total property and equipment, net	$5,241,759	$5,034,995

Construction in progress consisted of costs incurred to build our second and third freeze driers, and to build out our offices within our facility in Irving, Texas. A total of $2,705,524 and $135,596 of these costs were capitalized as Machinery and Leasehold Improvements, respectively, when they were placed in service during the six months ended June 30, 2023.

The Company recognized depreciation of $155,416 and $148,655, of which $71,785 and $15,736 was allocated to inventory overhead, resulting in $83,631 and $132,919 of depreciation expense for the six months ended June 30, 2023 and 2022, respectively.

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

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Operating lease cost:
Amortization of right-of-use asset	$34,817	$33,457
Interest on lease liability	38,624	39,984
Total operating lease cost	$73,441	$73,441

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$1,226,708	$1,261,525

Current portion of operating lease liability	$56,011	52,543
Noncurrent operating lease liability	1,272,626	1,301,355
Total operating lease liability	$1,328,637	$1,353,898

Weighted average remaining lease term:
Operating leases	12.8 years	13.3 years

Weighted average discount rate:
Operating lease	5.75%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	June 30,
	For the Six Months Ended
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$25,261	$22,040

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The future minimum lease payments due under operating leases as of June 30, 2023 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2023 (for the six months remaining)	$64,843
2024	132,917
2025	136,905
2026	141,012
2027 and thereafter	1,412,988
Total	$1,888,665
Less effects of discounting	560,028
Lease liability recognized	$1,328,637

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022

On May 11, 2023, the Company received $100,000 pursuant to a note and warrant purchase agreement from Bradley Berman, one of the Company’s Directors, on behalf of the Bradley Berman Irrevocable Trust, as lender. The unsecured note matures on May 11, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.	$100,000	$–

On April 25, 2023, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note matures on April 25, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 12,500 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.	50,000	–

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On April 25, 2023, the Company received $750,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on April 25, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 187,500 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.	750,000	–

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	–

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	–

On December 21, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	2,000,000	2,000,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	100,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	100,000	100,000

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	920,000	920,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	8,595,000	6,195,000
Less unamortized debt discounts:	3,727,295	2,692,757
Notes payable	4,867,705	3,502,243
Less: current maturities	200,703	–
Notes payable, related parties, less current maturities	$4,667,002	$3,502,243

The Company recorded total discounts of $5,458,686 of debt discounts on warrants granted to the related parties on various dates from December 31, 2021 through May 11, 2023. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $913,787 and $288,149 of stock-based interest expense pursuant to the amortization of discounts during the six months ended June 30, 2023 and 2022, respectively.

The Company recognized $270,721 and $126,530 of interest expense for the six months ended June 30, 2023 and 2022, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable

Notes payable consists of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022

On April 25, 2023, the Company received $400,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note matures on April 25, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 100,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.	$400,000	$–

On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	80,000	80,000

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.	500,000	500,000

On June 16, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $150,000 Promissory Note issued to the SBA (the “EIDL Note”)(together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated June 16, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $731 every month beginning June 16, 2022, as extended. All remaining principal and accrued interest is due and payable on June 16, 2050. The EIDL Note may be repaid at any time without penalty.	$150,000	$150,000

Total notes payable	1,130,000	730,000
Less unamortized debt discounts:	569,203	336,085
Notes payable	560,797	393,915
Less: current maturities	93,502	–
Notes payable, less current maturities	$467,295	$393,915

The Company recorded total discounts of $818,483, consisting of debt discounts on warrants granted to accredited investors on between April 8, 2022 and April 25, 2023. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $141,035 and $33,649 of stock-based interest expense pursuant to the amortization of discounts during the six months ended June 30, 2023 and 2022, respectively.

The Company recognized $20,302 and $10,917 of interest expense on notes payable for the six months ended June 30, 2023 and 2022, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of June 30, 2023, a total of 4,868,083 shares of common stock have been issued.

Common Stock Issued to Directors for Services

On June 1, 2023, the Company issued an aggregate 20,699 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,229, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Outstanding Options

Options to purchase an aggregate total of 637,396 shares of common stock at a weighted average strike price of $4.64, exercisable over a weighted average life of 7.8 years were outstanding as of June 30, 2023.

The Company recognized a total of $258,677 and $520,633 of compensation expense during the six months ended June 30, 2023 and 2022, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $1,207,685 as of June 30, 2023.

Options Granted

On June 5, 2023, a total of nineteen employees and consultants were granted options to purchase an aggregate 46,405 shares of the Company’s common stock, having an exercise price of $6.05 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a call option value of $5.66, was $262,851. The options are being expensed over the vesting period, resulting in $3,598 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $259,253 of unamortized expenses are expected to be expensed over the vesting period.

Options Exercised

No options were exercised during the six months ended June 30, 2023 and 2022.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 2,291,250 shares of common stock at a weighted average strike price of $2.50, exercisable over a weighted average life of 9 years were outstanding as of June 30, 2023.

Warrants Granted

On May 11, 2023, warrants to purchase an aggregate 25,000 shares of common stock were issued to the Bradley Berman, one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $100,000 were received in exchange for promissory notes and warrants to purchase an aggregate 25,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $4,469, was $112,371, of which $100,000 was recognized as a debt discount. The debt discount portion of the warrants are being expensed over the life of the loans, resulting in $13,699 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $86,301 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On April 25, 2023, warrants to purchase an aggregate 12,500 shares of common stock were issued to the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, pursuant to a private placement debt offering in which aggregate proceeds of $50,000 were received in exchange for promissory notes and warrants to purchase an aggregate 12,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.74, was $46,769. The warrants are being expensed over the life of the loans, resulting in $8,457 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $38,312 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On April 25, 2023, warrants to purchase an aggregate 187,500 shares of common stock were issued to a trust held by the Company’s Chairman, Mr. Goldfarb, pursuant to a private placement debt offering in which aggregate proceeds of $750,000 were received in exchange for promissory notes and warrants to purchase an aggregate 187,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.74, was $701,537. The warrants are being expensed over the life of the loans, resulting in $126,853 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $574,684 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On April 25, 2023, warrants to purchase an aggregate 100,000 shares of common stock were issued to an accredited investor, pursuant to a private placement debt offering in which aggregate proceeds of $400,000 were received in exchange for promissory notes and warrants to purchase an aggregate 100,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.74, was $374,153. The warrants are being expensed over the life of the loans, resulting in $67,655 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $306,498 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On April 11, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.64, was $227,598. The warrants are being expensed over the life of the loans, resulting in $49,884 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $177,714 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On March 7, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $3.65, was $228,154. The warrants are being expensed over the life of the loans, resulting in $29,153 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $199,001 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On March 2, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to a trust held by the Company’s Chairman, Mr. Goldfarb, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 139% and a weighted average call option value of $3.66, was $228,464. The warrants are being expensed over the life of the loans, resulting in $30,294 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $198,170 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On February 1, 2023, warrants to purchase an aggregate 125,000 shares of common stock were issued to a trust held by the Company’s Chairman, Mr. Goldfarb, pursuant to a private placement debt offering in which aggregate proceeds of $500,000 were received in exchange for promissory notes and warrants to purchase an aggregate 125,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $2.21, was $276,462. The warrants are being expensed over the life of the loans, resulting in $44,104 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $232,358 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

On January 5, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 140% and a weighted average call option value of $2.23, was $139,341. The warrants are being expensed over the life of the loans, resulting in $25,520 of stock-based compensation expense during the six months ended June 30, 2023. As of June 30, 2023, a total of $113,821 of unamortized expenses are expected to be expensed over the remaining life of the outstanding debts.

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

Losses incurred during the period from April 9, 2011 (inception) to June 30, 2023 could be used to offset future tax liabilities. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2023, net deferred tax assets were $9,384,000, with no deferred tax liability, primarily related to net operating loss carryforwards. A valuation allowance of approximately $9,384,000 was applied to the net deferred tax assets. Therefore, the Company has no tax expense for 2023 to date.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no significant uncertain tax positions as of any date on or before June 30, 2023.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Escrowed Cash

As of August 14, 2023, the Company is holding $1,100,000 in escrow related to a financing that will need to be returned if terms and conditions of the financing are not completed on or before August 31, 2023.

Options Granted

On July 13, 2023, an employee was granted options to purchase an aggregate 10,000 shares of the Company’s common stock, having an exercise price of $4.87 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 134% and a call option value of $4.53, was $45,296.

On July 6, 2023, two employees were granted options to purchase an aggregate 6,000 shares of the Company’s common stock, having an exercise price of $4.18 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 134% and a call option value of $3.89, was $23,353.

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

Overview and Outlook

Sow Good is an innovative, highly adaptive leader in the freeze dried food industry in both the direct-to-consumer and business-to-business sales channels. Beginning in the plant-based, better-for-you space in 2021, the Company built-out its manufacturing facility and completed construction of its first freeze drier. In the first quarter of 2023, anticipating rising market trends and a significant opportunity with disrupting the candy category, Sow Good launched its freeze dried candy line. The Company has entered into partnerships with major retailers such as FYE, Big Lots, and Hy-Vee, and has a growing pipeline of other large retailers. With this launch, Sow Good constructed an additional two freeze driers during the second quarter of 2023 to meet the rapidly increasing retail demand. With its continuous growth and consistent sell-out within retailers, Sow Good anticipates freeze dried candy to be a major driver of its growth and has begun the process of constructing an additional fourth and fifth freeze drier to meet anticipated demand.

Going Concern Uncertainty

As of June 30, 2023, the Company had incurred recurring losses from operations resulting in an accumulated deficit of $60,401,992, and had cash on hand of $293,024. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has commenced sales and continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2023 and 2022, respectively.

	Three Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
Revenues	$1,315,347	$244,943	$1,070,404
Cost of goods sold	2,695,820	150,603	2,545,217
Gross profit (loss)	(1,380,473)	94,340	(1,474,813)
Operating expenses:
General and administrative expenses:
Salaries and benefits	538,916	1,242,900	(703,984)
Professional services	63,329	53,295	10,034
Other general and administrative expenses	483,260	487,789	(4,529)
Total general and administrative expenses	1,085,505	1,783,984	(698,479)
Depreciation and amortization	7,413	67,693	(60,280)
Total operating expenses	1,092,918	1,851,677	(758,759)
Net operating loss	(2,473,391)	(1,757,337)	716,054
Other expense:
Interest expense	(847,509)	(355,452)	492,057
Total other expense	(847,509)	(355,452)	492,057
Net loss	$(3,320,900)	$(2,112,789)	$1,208,111

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $1,315,347 for the three months ended June 30, 2023, compared to $244,943 for the three months ended June 30, 2022, an increase of $1,070,404, or 437%. Revenues increased as we pivoted to sales of our freeze dried candy and expanded our business-to-business sales during the current period, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 were $2,695,820, compared to $150,603 for the three months ended June 30, 2022, an increase of $2,545,217, or 1,690%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products and a one-time inventory write down of $1,919,686 as we disposed of non-candy freeze dried products to pivot exclusively to our better selling candy products. Our gross profit margin was approximately negative 105% during the quarter, compared to 39% during the comparative period, and would have been 41%, compared to 39%, without the inventory impairment. Cost of goods sold and our gross profit decreased primarily due to this inventory impairment.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2023 were $538,916, compared to $1,242,900 for the three months ended June 30, 2022, a decrease of $703,984, or 57%. Salaries and benefits included stock-based compensation expense for the three months ended June 30, 2023 of $257,070, compared to $431,370 for the three months ended June 30, 2022, a decrease of $174,300, or 40%. Stock-based compensation consists of $131,841 and $386,372 of stock options expense incurred in the three months ended June 30, 2023 and 2022, respectively, and $125,229 and $44,998 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended June 30, 2023 and 2022, respectively. The decrease in salaries and benefits was primarily due to decreased personnel, in addition to our CEO absorbing the role of interim CFO.

Professional services

Professional services were $63,329 for the 2023 period, compared to $53,295 for the 2022 period, an increase of $10,034, or 19%. The increase was primarily due to increased recruiting fees in the current period.

Other general and administrative expenses

Other general and administrative expenses for the three months ended June 30, 2023 was $483,260, compared to $487,789 for the three months ended June 30, 2022, a decrease of $4,529, or 1%. The decrease is primarily attributable to decreased administrative infrastructure as we continue to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the three months ended June 30, 2023 was $7,413, compared to $67,693 for the three months ended June 30, 2022, a decrease of $60,280, or 89%. The decrease is attributable to increased overhead allocations to inventory during the current period, compared to the prior period.

Other expense

In the three months ended June 30, 2023, other expense was $847,509, consisting of $163,365 of interest expense, including interest on our EIDL loan with the SBA and loans from our officers and directors, and $684,144 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. During the comparative three months ended June 30, 2022, other expense was $355,452, consisting of $93,378 of interest expense, including interest on our EIDL loan with the SBA and loans from our officers and directors, and $262,074 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. Interest expense increased by $492,057, or 138%, primarily due to the increased amortization of warrants issued in-the-money on loans from our officers and directors in the current period.

Net loss

Net loss for the three months ended June 30, 2023 was $3,320,900, compared to $2,112,789 during the three months ended June 30, 2022, an increased net loss of $1,208,111, or 57%. The increased net loss was due primarily to $1,919,686 of inventory impairment and $492,057 of increased interest expense on debt financing issued with in-the-money warrants during the current period, as partially offset by $703,984 of improved labor costs and $1,070,404 of increased revenues over the comparative period.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
Revenues	$1,514,277	$293,315	$1,220,962
Cost of goods sold	2,772,500	198,094	2,574,406
Gross profit (loss)	(1,258,223)	95,221	(1,353,444)
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,083,469	2,159,055	(1,075,586)
Professional services	109,535	115,988	(6,453)
Other general and administrative expenses	841,727	892,865	(51,138)
Total general and administrative expenses	2,034,731	3,167,908	(1,133,177)
Depreciation and amortization	83,631	132,919	(49,288)
Total operating expenses	2,118,362	3,300,827	(1,182,465)
Net operating loss	(3,376,585)	(3,205,606)	(170,979)
Other expense:
Interest expense	(1,345,845)	(459,245)	886,600
Total other expense	(1,345,845)	(459,245)	886,600
Net loss	$(4,722,430)	$(3,664,851)	$1,057,579

Revenues

Revenues consist primarily of online freeze dried foods product sales. The revenues were $1,514,277 for the six months ended June 30, 2023, compared to $293,315 for the six months ended June 30, 2022, an increase of $1,220,962, or 416%. Revenues increased as we pivoted to sales of our freeze dried candy and expanded our business-to-business sales during the current period, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 were $2,772,500, compared to $198,094 for the six months ended June 30, 2022, an increase of $2,574,406, or 1,300%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze dried food products and a one-time inventory write down of $1,919,686 as we disposed of non-candy freeze dried products to pivot exclusively to our better selling candy products. Our gross profit margin was approximately negative 83% during the current period, compared to 32% during the comparative period, and would have been 44%, compared to 32%, without the inventory impairment. Cost of goods sold and our gross profit decreased primarily due to this inventory impairment.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2023 were $1,083,469, compared to $2,159,055 for the six months ended June 30, 2022, a decrease of $1,075,586, or 50%. Salaries and benefits included stock-based compensation expense for the six months ended June 30, 2023 of $383,906, compared to $575,631 for the six months ended June 30, 2022, a decrease of $191,725, or 33%. Stock-based compensation consists of $258,677 and $520,633 of stock options expense incurred in the six months ended June 30, 2023 and 2022, respectively, and $125,229 and $54,998 of expense related to shares of common stock issued to officers and consultants for services rendered in the six months ended June 30, 2023 and 2022, respectively. The decrease in salaries and benefits was primarily due to decreased personnel, in addition to our CEO absorbing the role of interim CFO.

Professional services

Professional services were $109,535 for the 2023 period, compared to $115,988 for the 2022 period, a decrease of $6,453, or 6%. The decrease was primarily due to legal fees incurred in connection with creating our brand in the comparative period that were not necessary in the current period.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2023 was $841,727, compared to $892,865 for the six months ended June 30, 2022, a decrease of $51,138, or 6%. The decrease is primarily attributable to decreased administrative infrastructure as we continue to scale the production and sales of our freeze dried products.

Depreciation

Depreciation expense for the six months ended June 30, 2023 was $83,631, compared to $132,919 for the six months ended June 30, 2022, a decrease of $49,288, or 37%. The decrease is attributable to increased overhead allocations to inventory during the current period, compared to the prior period.

Other expense

In the six months ended June 30, 2023, other expense was $1,345,845, consisting of $291,023 of interest expense, including interest on our EIDL loan with the SBA and loans from our officers and directors, and $1,054,822 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. During the comparative six months ended June 30, 2022, other expense was $459,245, consisting of $137,447 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, and $321,798 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. Interest expense increased by $886,600, or 193%, primarily due to the increased amortization of warrants issued in-the-money on loans from our officers and directors in the current period.

Net loss

Net loss for the six months ended June 30, 2023 was $4,722,430, compared to $3,664,851 during the six months ended June 30, 2022, an increased net loss of $1,057,579, or 29%. The increased net loss was due primarily to $1,919,686 of inventory impairment and $886,600 of increased interest expense on debt financing issued with in-the-money warrants during the current period, as partially offset by $1,075,586 of improved labor costs and $1,220,962 of increased revenues over the comparative period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2023 and December 31, 2022, respectively.

	June 30,	December 31,
	2023	2022
Current Assets	$2,058,508	$2,578,057

Current Liabilities	$1,383,976	$890,177

Working Capital	$674,532	$1,687,880

As of June 30, 2023, we had working capital of $674,532.

The following table summarizes our cash flows during the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(2,421,260)	$(2,274,361)
Net cash used in investing activities	(362,180)	(2,015,033)
Net cash provided by financing activities	2,800,000	3,700,000

Net change in cash and cash equivalents	$16,560	$(589,394)

Net cash used in operating activities was $2,421,260 and $2,274,361 for the six months ended June 30, 2023 and 2022, respectively, a period over period increase of $146,899. The increase was primarily due to increased inventory purchases, as partially offset by our increased revenues and diminished labor costs that began to improve our operations.

Net cash used in investing activities were $362,180 and $2,015,033 for the six months ended June 30, 2023 and 2022, respectively, a period over period decrease of $1,652,853. Cash used in investing activities were comprised of $3621,80 of fixed asset additions, as we completed our 2nd and 3rd freeze dried freezers and finalized our office leasehold improvements during the six months ended June 30, 2023, compared to $2,009,104 of fixed asset purchases and $5,929 of purchases on trademarks during the six months ended June 30, 2022.

Net cash provided by financing activities were $2,800,000 for the six months ended June 30, 2023, which was comprised of $2,400,000 of debt financing received from our officers and directors and $400,000 received from others under the same terms, compared to $3,700,000, comprised of $3,120,000 of debt financing received from our officers and directors and $580,000 received from others under the same terms, for the six months ended June 30, 2022.

Satisfaction of our cash obligations for the next 12 months

As of June 30, 2023, our balance of cash was $293,024 and we had total working capital of $674,532. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of June 30, 2023 would be insufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze dried foods business which will put a strain on our cash resources. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Our management, under the direction of our Chief Executive Officer and Interim Chief Financial Officer, who is one and the same, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2023 to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis. As a small Company with limited resources that is mainly focused on the development and sales of our freeze dried products, the Company does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

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

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended June 30, 2023 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On June 1, 2023, we issued a total of 20,699 shares of common stock, restricted in accordance with Rule 144, among five non-employee board members for services rendered.

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

SOW GOOD INC.

Dated: August 14, 2023	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

