Form 10-Q
period 2023-09-30
Sow Good Inc.
filed 2023-11-14
CIK 1490161

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of November 13, 2023 was 5,603,083.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$2,096,672	$276,464
Accounts receivable, net	1,388,630	191,022
Prepaid expenses	148,452	137,692
Inventory	2,240,670	1,972,879
Total current assets	5,874,424	2,578,057

Property and equipment:
Construction in progress	721,563	2,487,673
Property and equipment	6,147,965	3,055,579
Less accumulated depreciation	(814,349)	(508,257)
Total property and equipment, net	6,055,179	5,034,995

Security deposit	36,309	24,000
Right-of-use asset	1,551,252	1,261,525

Total assets	$13,517,164	$8,898,577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$709,697	$452,606
Accrued interest	646,382	226,575
Accrued expenses	283,723	158,453
Current portion of operating lease liabilities	165,869	52,543
Current maturities of notes payable, related parties, net of $261,996 of debt discounts as of September 30, 2023	638,004	-
Current maturities of notes payable, net of $114,959 of debt discounts as of September 30, 2023	285,041	-
Total current liabilities	2,728,716	890,177

Operating lease liabilities	1,493,001	1,301,355
Notes payable, related parties, net of $1,851,118 and $2,692,757 of debt discounts as of September 30, 2023 and December 31, 2022, respectively	5,843,882	3,502,243
Notes payable, net of $148,421 and $336,085 of debt discounts as of September 30, 2023 and December 31, 2022, respectively	581,579	393,915

Total liabilities	10,647,178	6,087,690

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,603,083 and 4,847,384 shares issued and outstanding as of September 30, 2023 and December 31, 2022	4,942	4,847
Additional paid-in capital	62,933,052	58,485,602
Accumulated deficit	(60,068,008)	(55,679,562)
Total stockholders' equity	2,869,986	2,810,887

Total liabilities and stockholders' equity	$13,517,164	$8,898,577

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$5,034,203	$87,741	$6,548,479	$381,056
Cost of goods sold	2,717,254	65,195	5,046,434	263,289
Gross profit	2,316,949	22,546	1,502,045	117,767

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,262,332	788,450	2,644,087	2,947,505
Professional services	294,720	61,209	404,256	177,197
Other general and administrative expenses	350,082	403,429	1,265,056	1,296,294
Total general and administrative expenses	1,907,134	1,253,088	4,313,399	4,420,996
Depreciation and amortization	72,190	69,127	227,606	202,046
Total operating expenses	1,979,324	1,322,215	4,541,005	4,623,042

Net operating income (loss)	337,625	(1,299,669)	(3,038,960)	(4,505,275)

Other expense:
Interest expense	(3,641)	(383,995)	(1,349,486)	(843,240)
Gain on disposal of property and equipment	-	36,392	-	36,392
Total other expense	(3,641)	(347,603)	(1,349,486)	(806,848)

Net income (loss)	$333,984	$(1,647,272)	$(4,388,446)	$(5,312,123)

Weighted average common shares outstanding - basic	5,123,735	4,845,851	4,942,182	4,831,346
Net income (loss) per common share - basic	$0.07	$(0.34)	$(0.89)	$(1.10)

Weighted average common shares outstanding - diluted	8,066,577	4,845,851	4,942,182	4,831,346
Net income (loss) per common share - diluted	$0.04	$(0.34)	$(0.89)	$(1.10)

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2023
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2023	4,868,083	$4,868	$59,117,367	$-	$(60,401,992)	$(1,279,757)
Common stock issued in private placement offering	735,000	74	3,674,926	-	-	3,675,000
Common stock options granted to officers and directors for services	-	-	106,215	-	-	106,215
Common stock options granted to employees and advisors for services	-	-	34,544	-	-	34,544
Net loss for the three months ended September 30, 2023	-	-	-	-	333,984	333,984
Balance, September 30, 2023	5,603,083	$4,942	$62,933,052	$-	$(60,068,008)	$2,869,986

	For the Three Months Ended September 30, 2022
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, June 30, 2022	4,840,974	$4,841	$57,637,706	$-	$(47,217,345)	$10,425,202
Common stock warrants granted to related parties pursuant to debt financing	-	-	364,512	-	-	364,512
Common stock issued to officers and directors for services	6,410	6	24,994	-	-	25,000
Common stock options granted to officers and directors for services	-	-	113,166	-	-	113,166
Common stock options granted to employees and advisors for services	-	-	17,702	-	-	17,702
Net loss for the three months ended September 30, 2022	-	-	-	-	(1,647,272)	(1,647,272)
Balance, September 30, 2022	4,847,384	$4,847	$58,158,080	$-	$(48,864,617)	$9,298,310

SOW GOOD INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2023
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$-	$(55,679,562)	$2,810,887
Common stock issued in private placement offering	735,000	74.00	3,674,926	-	-	3,675,000
Common stock issued to officers and directors for services	20,699	21	125,208	-	-	125,229
Common stock warrants granted to related parties pursuant to debt financing	-	-	197,198	-	-	197,198
Common stock warrants granted to note holders pursuant to debt financing	-	-	50,682	-	-	50,682
Common stock options granted to officers and directors for services	-	-	330,922	-	-	330,922
Common stock options granted to employees and advisors for services	-	-	68,514	-	-	68,514
Net loss for the nine months ended September 30, 2023	-	-	-	-	(4,388,446)	(4,388,446)
Balance, September 30, 2023	5,603,083	$4,942	$62,933,052	$-	$(60,068,008)	$2,869,986

	For the Nine Months Ended September 30, 2022
			Additional			Total
	Common Stock		Paid-in	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408
Common stock warrants granted to related parties pursuant to debt financing	-	-	2,614,196	-	-	2,614,196
Common stock warrants granted to note holders pursuant to debt financing	-	-	444,330	-	-	444,330
Common stock issued to officers and directors for services	26,059	26	76,038	(26,066)	-	49,998
Common stock issued to advisory board for services	12,255	12	29,988	-	-	30,000
Common stock options granted to officers and directors for services	-	-	530,908	-	-	530,908
Common stock options granted to employees and advisors for services	-	-	120,593	-	-	120,593
Net loss for the nine months ended September 30, 2022	-	-	-	-	(5,312,123)	(5,312,123)
Balance, September 30, 2022	4,847,384	$4,847	$58,158,080	$-	$(48,864,617)	$9,298,310

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,388,446)	$(5,312,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,092	223,887
Non-cash amortization of right-of-use asset and liability	15,245	16,816
Gain on disposal of property and equipment	-	(36,392)
Impairment of obsolete inventory	2,075,080	129,162
Common stock issued to officers and directors for services	125,229	49,998
Common stock awarded to advisors and consultants for services	-	30,000
Amortization of stock options	399,436	651,501
Amortization of stock warrants issued as a debt discount	900,228	607,320
Decrease (increase) in current assets:
Accounts receivable	(1,197,608)	(213,509)
Prepaid expenses	(10,760)	(37,333)
Inventory	(2,342,871)	(577,788)
Security deposits	(12,309)	(14,000)
Increase (decrease) in current liabilities:
Accounts payable	257,091	208,486
Accrued interest	419,807	-
Accrued expenses	125,270	124,929
Net cash used in operating activities	(3,328,516)	(4,149,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from disposal of property and equipment	-	63,957
Purchase of property and equipment	(1,326,276)	(154,853)
Cash paid for construction in progress	-	(2,175,241)
Cash paid for intangible assets	-	(5,929)
Net cash used in investing activities	(1,326,276)	(2,272,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	3,675,000	-
Proceeds received from notes payable, related parties	2,400,000	3,870,000
Proceeds received from notes payable	400,000	580,000
Net cash provided by financing activities	6,475,000	4,450,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,820,208	(1,971,112)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276,464	3,345,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,096,672	$1,374,816

SUPPLEMENTAL INFORMATION:
Interest paid	$27,878	$134,444
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$1,766,110	$-
Value of debt discounts attributable to warrants	$247,880	$3,058,526

See accompanying notes to unaudited condensed financial statements.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. (business acquired with our October 1, 2020 acquisition of S-FDF, LLC) to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”) to pursue the production of freeze-dried fruits and vegetables, a business we later expanded to include freeze-dried candy. At that time, our common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. From October 2010 through August 2019, Ante5, Inc. and Black Ridge Oil & Gas, Inc. participated in the acquisition and development of oil and gas leases.

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze-dried consumer packaged goods (CPG) food brand, Sow Good. Sow Good launched its first line of non-GMO products including six ready-to-make smoothies and nine snacks. On July 23, 2021, we launched six new gluten-free granola products under the Sow Good brand.

In the first quarter of 2023, the Company launched a freeze-dried candy product line with a 9-nine SKU offering that is projected to continue being a major driver of growth. After launching our freeze-dried candy product line we discontinued our smoothie, snack and granola products. During the second quarter of 2023, we completed the construction of our second and third freeze driers to facilitate the increased production demands for our recently launched candy products. The significant and rising demand for our freeze-dried candy products has led us to begin construction of our fourth, fifth, and sixth freeze driers, which we expect to be completed in the first quarter of 2024.

Note 2 – Basis of Presentation and Significant Accounting Policies

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles ("GAAP") and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Cash in Excess of FDIC Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had $1,745,520 of cash in excess of FIDC insured limits as of  September 30, 2023, and has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The Company's financial statements are prepared in accordance with ASC 820, "Fair Value Measurement," which requires the measurement of certain financial instruments at fair value. The Company's financial instruments primarily consist of cash and cash equivalents, and accounts receivable, which approximate fair value due to their short-term nature, and Term Loans, which are typically carried at amortized cost. For financial instruments or investments that are required to be reported at fair value under GAAP, the applicable guidance for fair value measurement would require the Company to include the determination of the appropriate fair value hierarchy level for each instrument. The fair value hierarchy levels consist of the following:

Level 1: Quoted Prices in Active Markets for Identical Assets or Liabilities - This level represents the highest degree of observability, where fair values are based on quoted market prices for identical assets or liabilities in active markets.

Level 2: Inputs Other Than Quoted Prices Included within Level 1 - Fair values in this level are based on inputs other than quoted market prices but are still observable, such as quoted market prices for similar assets or liabilities, or inputs derived from market data.

Level 3: Unobservable Inputs - This level includes fair values for which there are no observable inputs and relies on the reporting entity's own assumptions and estimates. These fair values are considered the least reliable and most subjective.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

(In years)
Software	3, or over the life of the agreement
Website	3
Office equipment	5
Furniture and fixtures	5
Machinery and equipment	7 - 10
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated, and any resulting gain or loss is reflected in operations. Depreciation was $306,092 and $223,887 for the nine months ended September 30, 2023 and 2022, respectively. A total of $78,486 and $21,841 of the depreciation expense was allocated to inventory overhead, resulting in $227,606 and $202,046 of depreciation expense for the nine months ended September 30, 2023 and 2022, respectively.

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

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consists of the following:

	September 30,	December 31,
	2023	2022
Finished goods	$369,227	$384,241
Packaging materials	485,840	416,663
Work in progress	633,473	864,460
Raw materials	752,130	307,515
Total inventory	$2,240,670	$1,972,879

During the nine months ending September 30, 2023, the Company wrote down $2,075,080 of non-candy freeze-dried inventory to pivot exclusively to its better selling candy products. This write down is included in cost of goods sold in the accompanying condensed statement of operations. No reserve for obsolete inventories has been recognized.

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

Customer Concentration

For the three-month period ended  September 30, 2023, one large retail customer accounted for 46% of our revenues and one food distributor accounted for 20% of our revenues. For the three-month period ended September 30, 2022, two large retail customers accounted for 37% and 25% of our revenues and one large food distributor accounted for 18% of our revenues. Our top five customers accounted for 86% and 91% of our revenues during the nine months ended September 30, 2023 and 2022.

For the nine-month period ended  September 30, 2023, one large retail customer accounted for 44% of our revenues and one food distributor accounted for 20% of our revenues. For the nine-month period ended September 30, 2022, two food distributor customers accounted for 30% each, of our revenues. Our top five customers accounted for 82% of our revenues during both nine months ended September 30, 2023 and 2022.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $1,894 as of  September 30, 2023.

Supplier Concentration

For the three month period ended  September 30, 2023, two large candy suppliers accounted for 17% and 10% each of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy for our freeze-dried candy production. For the three month period ended September 30, 2022 no suppliers represented greater than 10% or more of our purchases from vendors.

For the nine-month period ended  September 30, 2023, one large candy supplier accounted for 18% of our purchases from vendors. For the nine-month period ended September 30, 2022 no vendors accounted for 10% or more of our purchases from vendors. The Company is actively working to diversify its supplier base to mitigate risks associated with vendor concentration. Efforts are made to establish relationships with new suppliers and explore alternative sourcing options.

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

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Stock Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $524,696 and $731,499 consisting of $399,436 and $651,501 of stock options expense, using the Black-Scholes options pricing model and an effective term of 6 to 6.5 years based on the weighted average of the vesting periods and the stated term of the option grants and the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, incurred in the nine months ended September 30, 2023 and 2022, respectively, and $125,229 and $79,998 of expense related to shares of common stock issued to officers and consultants for services rendered in the nine months ended September 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards Financial Instruments – Credit Losses. The Financial Accounting Standards Board ("FASB") issued five Accounting Standards Updates (ASUs) related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments,” (2) in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” (3) in April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (4) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” and (5) in November 2019, ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (ASC 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (ASC 842)” and ASU 2020-03, “Codification Improvements to Financial Instruments,” respectively, which include amendments to ASC 326.

ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. ASU 2019-05 provides entities that have certain instruments within the scope of ASC Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825- 10, Financial Instruments—Overall. ASU 2019-11 clarifies guidance around how to report expected recoveries among other narrow-scope and technical improvements. ASU 2020-02 adds a SEC paragraph pursuant to the 7 Table of Contents issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification ASC 326 and updates the SEC section of the Codification for the change in the effective date of ASC 842. ASU 2020-03 makes narrow-scope improvements to various aspects of the financial instrument guidance as part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application. The Company adopted the applicable guidance in ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Our financial assets are limited to trade receivables. We estimate our reserve based on historical loss information. We believe that historical loss information is a reasonable base on which to determine expected credit losses for trade receivables held at the reporting date because the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit-loss percentages. However, the Company will continue to monitor and adjust the historical loss rates to reflect the effects of current conditions and forecasted changes.

No new accounting pronouncements, issued or effective during the period ended September 30, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Going Concern

As of September 30, 2023, the Company had an accumulated retained deficit of $60,068,008 and net losses for both the quarter and year to date periods ended September 30, 2023, along with $2,096,672 of cash on hand, and working capital of $ 3,145,708. We are too early in our development to be able to project operating results with the necessary level of certainty; our plans for growth include significant capital expenditures, which we may not be able to fund through operating cash flows; therefore, we may not have sufficient funds to sustain our operations for the next twelve months while also executing our plan for growth. These factors raise substantial doubt about our Company's ability to continue as a going concern.

During the current third quarter of 2023, the Company achieved a significant improvement in its operating results. This improvement was primarily driven by increased sales of our freeze-dried candy to large retail customers, coupled with increased margins in the third quarter of 2023, related to our pivot away from slower selling products to focus on our customers demand for freeze-dried candy.

Management has developed and implemented a comprehensive plan to improve the Company's financial position. In the third quarter of 2023, to support its ongoing operations, the Company secured additional capital of $3,675,000 through a share offering. Management plans to use this additional capital investment to reduce our production constraints through additional freeze-driers and necessary warehouse space. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the Notes accrue at a rate of 8% per annum, payable on January 1, 2025. On various dates between January 5, 2023 and April 11, 2023, the Company received aggregate proceeds of $2,500,000 from two of the Company’s Directors on the sale of these notes and warrants.

Common Stock Issued to Directors for Services

On June 1, 2023, the Company issued an aggregate 20,699 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,229, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Common Shares Issued Pursuant to Private Placement Offering

On August 30, 2023, the Company raised $3,674,926 of capital from the sale of 735,000 newly issued shares at a share price of $5.00 in a private placement. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease rate of $10,036, with approximately 3% annual escalation of lease payments.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their carrying amounts due to the short maturities of these instruments.

We have financial instruments as of  September 30, 2023 and  December 31, 2022 for which the fair value is summarized below:

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of $2,113,114 of debt discounts	6,481,886	6,160,883	3,502,243	4,502,093
Notes payable, net of $263,380 of debt discounts	866,620	858,041	393,915	413,018
Total liabilities	7,348,506	7,018,924	3,896,158	4,915,111

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2023.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,	December 31,
	2023	2022
Prepaid software licenses	$45,424	$36,424
Prepaid insurance costs	20,437	16,746
Trade show advances	24,848	18,707
Prepaid rent	-	27,043
Prepaid office and other costs	57,743	38,772
Total prepaid expenses	$148,452	$137,692

Note 7 – Property and Equipment

Property and equipment as of  September 30, 2023 and December 31, 2022, consists of the following:

	September 30,	December 31,
	2023	2022
Machinery	$4,578,679	$1,643,010
Leasehold improvements	1,409,767	1,257,108
Software	70,000	70,000
Website	71,589	71,589
Office equipment	17,930	13,872
Construction in progress	721,563	2,487,673
	6,869,528	5,543,252
Less: Accumulated depreciation and amortization	(814,349)	(508,257)
Total property and equipment, net	$6,055,179	$5,034,995

Construction in progress consisted of costs incurred to build our second and third freeze driers, and to build out our offices within our facility in Irving, Texas. A total of $2,705,524 and $135,596 of these costs were reclassified as Machinery and Leasehold Improvements, respectively, when they were placed in service during the nine months ended September 30, 2023.

The Company recognized depreciation of $306,092 and $223,887, of which $78,486 and $21,841 was allocated to inventory overhead, resulting in $227,606 and $202,046 of depreciation expense for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense was $72,190 and $69,127 for the nine months ended September 30, 2023 and 2022, respectively.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 8 – Leases

The Company determines if an arrangement is a finance lease or operating lease at inception and recognizes right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term.  For operating leases, our right-of-use assets are amortized on a straight-line basis over the lease term with rent expense recorded to operating expenses.  The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

The Company leases its 20,945 square foot facility under a non-cancelable real property lease agreement that expires on August 31, 2025, with two five-year options to extend, at a monthly lease rate of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 5.75%.

On July 1, 2023, the Company leased additional warehouse space in Irving, Texas, of approximately 9,000 feet under a 37-month lease at a rate of $8,456 per month, with approximately a 4% annual escalation of lease payments. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 8%.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Right-of-Use lease cost:
Amortization of right-of-use asset	$79,213	$16,816
Total lease cost	$79,213	$16,816

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$1,551,252	$1,261,525

Current portion of operating lease liability	$165,869	$52,543
Noncurrent operating lease liability	1,493,001	1,301,355
Total operating lease liability	$1,658,870	$1,353,898

Weighted average remaining lease term:
Operating leases (in years)	7.9	13.3
Weighted average discount rate:
Operating lease	6.20%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$128,840	$33,609

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

The future minimum lease payments due under operating leases as of September 30, 2023 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2023 (for the three months remaining)	$65,595
2024	265,827
2025	274,834
2026	223,171
2027 and thereafter	1,412,988
$2,242,415
Less effects of discounting	583,545
Lease liability recognized	$1,658,870

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 9 – Notes Payable, Related Parties

Notes payable, related parties consists of the following as of  September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

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

	$100,000	$-

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

	50,000	-

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

	750,000	-

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	-

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On December 21, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

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

	920,000	920,000

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	8,595,000	6,195,000
Less unamortized debt discounts:	2,113,114	2,692,757
Notes payable	6,481,886	3,502,243
Less: current maturities	638,004	-
Notes payable, related parties, less current maturities	$5,843,882	$3,502,243

The Company recorded discounts of $3,883,904 of debt discounts on warrants granted to the related parties on various dates from December 31, 2021 through May 11, 2023. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded a total of $900,226 and $607,320 of stock-based interest expense pursuant to the amortization of discounts during the nine months ended September 30, 2023 and 2022, respectively. The Company recorded a credit to amortized interest of $154,596 and amortized interest expense of $285,522 during the three months ended September 30, 2023 and 2022, respectively.

The Company recognized a total of $1,182,124 and $752,257 of interest expense related to related party notes payable for the nine months ended September 30, 2023 and 2022, respectively. Interest expense consisted of $405,131 of stated interest expense and $776,593 of amortized debt discounts related to stock-based warrants and $215,884 of stated interest expense and $536,373 of amortized debt discounts related to stock-based warrants for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized a total of $3,007 and $383,995 in the three months ended September 30, 2023 and 2022, respectively.  A credit to amortized interest of $154,596 and stated interest of $140,014 comprised the three months ended September 30, 2023 related party interest expense, and amortized interest expense of $285,522 and stated interest of $98,473 comprised the three months ended September 30, 2022 amount.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 10 – Notes Payable

Notes payable consists of the following as of  September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

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

	$400,000	$-

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

	$150,000	$150,000

Total notes payable	1,130,000	730,000
Less unamortized debt discounts:	439,170	336,085
Notes payable	690,830	393,915
Less: current maturities	212,546	-
Notes payable, less current maturities	$478,284	$393,915

The Company recorded discounts of $317,860, consisting of debt discounts on warrants granted to accredited investors between April 8, 2022 and April 25, 2023. The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method.

The Company recognized a total of $162,741 and $90,983 of interest expense related to notes payable (non-related party) for the nine months ended September 30, 2023 and 2022, respectively. Interest expense consisted of $39,507 of stated interest expense and $123,234 of amortized debt discounts related to stock-based warrants and $20,036 of stated interest expense and $70,947 of amortized debt discounts related to stock-based warrants for the nine months ended September 30, 2023 and 2022, respectively. For interest expense on non-related party debt, the Company recognized a credit of $942 and interest expense of $46,070 in the three month periods ended September 30, 2023 and 2022, respectively.  A credit to amortized interest of $17,589 and stated interest of $16,647 comprised the three months ended September 30, 2023 non-related party interest expense, while the three months ended September 30, 2022 amount was comprised of amortized interest of $37,298, and stated interest of $8,772.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 11 – Changes in Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value common stock. As of September 30, 2023, a total of 5,603,083 shares of common stock have been issued.

Common Stock Issued to Directors for Services

On June 1, 2023, the Company issued an aggregate 20,699 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,229, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Common Shares Issued Pursuant to Private Placement Offering

On August 30, 2023, the Company raised $3,675,000 of capital from the sale of 735,000 newly issued shares at a share price of $5.00 in a private placement. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

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

Outstanding Options

Options to purchase an aggregate total of 650,708 shares of common stock at a weighted average strike price of $4.64, exercisable over a weighted average life of 7.6 years were outstanding as of September 30, 2023.

The Company recognized a total of $399,436 and $651,501 of compensation expense during the nine months ended September 30, 2023 and 2022, respectively, related to common stock options issued to Officers, Directors, Employees and Advisors that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $995,525 as of September 30, 2023.

Options Granted

On June 5, 2023, a total of nineteen employees and consultants were granted options to purchase an aggregate 46,405 shares of the Company’s common stock, having an exercise price of $3.66 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 84.2% and a call option value of $3.66, was $170,028. The options are being expensed over the vesting period, resulting in $12,143 of stock-based compensation expense during the nine months ended September 30, 2023.

During July 2023, three employees were granted options to purchase an aggregate of 16,000 shares of the Company's common stock, having a weighted average exercise price of $4.61, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 90% and a call option value of $2.95, was $47,182. The options are being expensed over the vesting period, resulting in $2,103 of stock-based compensation expense during the nine months ended September 30, 2023. As of September 30, 2023, a total of $45,079 of unamortized expenses are expected to be expensed over the vesting period.

Options Exercised

No options were exercised during the nine months ended September 30, 2023 and 2022.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 13 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 2,291,250 shares of common stock at a weighted average strike price of $2.50, exercisable over a weighted average life of 8.7 years were outstanding as of September 30, 2023. As of September 30, 2023, the unamortized debt discounts related to these warrants were $1,999,540, which will be expensed over the life of the outstanding debts, which mature from April 24, 2024 to August 23, 2025. Amortization of warrants included in interest expense was $900,226 and $536,373 for the nine months ended September 30, 2023 and 2022 The warrants are being expensed over the life of the loans.

Warrants Granted

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

On May 11, 2023, warrants to purchase an aggregate 25,000 shares of common stock were issued to the Bradley Berman, one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $100,000 were received in exchange for promissory notes and warrants to purchase an aggregate 25,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were issued in-the-money and are fully vested and exercisable over a period of 10 years at a price of $2.50 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 138% and a weighted average call option value of $4.69, was $112,371.

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

On January 5, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 140% and a weighted average call option value of $2.23, was $139,341. The warrants are being expensed over the life of the loans.

Note 14 – Earnings per Share

Basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income (loss) attributable to common shareholders	$ 333,984	$ (1,647,272)	$ (4,388,446)	$ (5,312,123)

Basic weighted average shares	5,123,735	4,845,851	4,942,182	4,831,346

Basic income (loss) per share	$0.07	$(0.34)	$(0.89)	$(1.10)

Diluted weighted average shares	$6,481,158	$4,845,851	$4,942,182	$4,831,346

Diluted income (loss) per share	$0.05	$(0.34)	$(0.89)	$(1.10)

The table below includes information related to stock options and warrants that were outstanding at the end of each respective three and nine-month period ended September 30 2023, and 2022. For periods in which we incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive. During the three months ended September 30, 2023, using the Treasury Stock method to convert potentially dilutive shares added an additional 1,359,310 shares to our diluted weighted average shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average stock options	650,436	632,426	615,662	600,796
Weighted average price of stock options	$4.64	$4.81	$4.64	$4.81

Weighted average warrants	2,291,250	1,357,866	2,084,994	1,010,337
Weighted average price of warrants	$2.50	$2.47	$2.50	$2.47

Average price of common stock	$5.52	$2.92	$4.56	$2.76

Note 15 – Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 is primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of September 30, 2023 and December 31, 2022.

SOW GOOD INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 16 – Subsequent Events

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the lease agreement, the Company will lease approximately 51,264 rentable square feet in Dallas, Texas, for a term of approximately five years and two months, which the Company intends to use as production space. The initial term of the lease agreement will commence on November 1, 2023. The lease agreement provides for base rent payments starting at approximately $42,500 per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the initial term, and increase each year, up to approximately $51,700 per month during the last year of the initial term. The Company is also responsible for operating expenses of the premises. The Company is required to provide a letter of credit to the Landlord in the amount of $300,000 in connection with the lease agreement. The lease agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension.

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosures in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Form 10-Q contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations and industry conditions are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “forecast,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “ongoing,” “intend,” “seek,” “goal,” “will,” “should,” “could,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items making assumptions regarding actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

  Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

●	volatility or decline of our stock price;

●	low trading volume and illiquidity of our common stock;

●	potential fluctuation in quarterly results;

●	inability to maintain adequate liquidity to meet our financial obligations;

●	failure to obtain sufficient sales and distributions for our freeze-dried product offerings;

●	supply chain disruption and delay;

●	transportation, labor, and raw material cost increases;

●	litigation, disputes and legal claims involving outside parties; and

●	risks related to our ability to be traded on the OTCQB and meeting trading requirements

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, actual results may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made.

Therefore, readers are urged not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2022 Form 10-K.

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze-dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze-dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectionaries subcategory that we call freeze-dried candy. We began commercializing our freeze-dried candy products in the first quarter of 2023, and as of September 30, 2023, we have twelve stock keeping units (“SKUs”) in our Sow Good Candy line of treats and eight SKUs in our Sow Good Crunch Cream line. We sell our treats across retail, wholesale distributors, and online e-commerce channels, which comprise 57%, 24%, and 9% of our sales through the second quarter of 2023, respectively. As of September 30, 2023, our treats are offered for sale in over 5,857 brick-and-mortar retail outlets in the United States, Canada, and Israel. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

Sow Good is led by co-founders Claudia and Ira Goldfarb, who have over a decade of manufacturing experience with an extensive freeze-drying background, dedication to job creation, and proven track record of identifying and growing niche trends into everyday categories. Under their leadership, revenues have grown from $428,132 during the year ended December 31, 2022 to $5,034,203 for the nine-month period ended September 30, 2023.

We believe the candy category is stale, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity as existing at the intersection of two burgeoning categories: freeze-dried candy and non-chocolate confections. According to the NCA, the non-chocolate confections market grew 13.8% in sales in 2022, exceeding $15 billion, and according to Grand View Research is forecasted to grow at a compounded annual growth rate of 5.8% from 2023 to 2030. We believe the nascent freeze-dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. According to the NCA, approximately 61% of shoppers occasionally or frequently seek out products they have never purchased before. Given our exceptional performance in retail launches, surging customer demand, and increasing production capacity, we are confident that we can catapult freeze-dried candy from a trendy spark on social media to a stable, top-performing consumer confectionary in retail.

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Hy-Vee, FYE, Big Lots, Snackmagic, and Misfits Market/Imperfect Foods. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, C.B. Distributors and Alpine Foods. Video reviews of Sow Good’s products that are organically generated by TikTok users have amassed over 4 million views as of September 30, 2023. Many of our existing customers launched with a limited number of SKUs, which are now significantly outpacing initial sales projections. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers.  As we scale production, we will be able to increase the availability of our products to existing customers in current locations and add distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution will be a key growth driver for Sow Good, so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further enhance our visibility in current stores and support our retail launches with existing customers, while strengthening our brand name, we are introducing our product displays with distinctive designs and product highlights to educate new consumers on the advantages of freeze-dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately increase sales for our retailers.

Our highly differentiated omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, leading to a larger TAM opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com. This platform is already set up but with some items set as out of stock until we have additional production capacity.

Going Concern Uncertainty

As of September 30, 2023, the Company had an accumulated retained deficit of $60,068,008 and net losses for both the quarter and year to date periods ended September 30, 2023, along with $2,096,672 of cash on hand, and working capital of $ 3,145,708. We are too early in our development to be able to project operating results with the necessary level of certainty; our plans for growth include significant capital expenditures, which we may not be able to fund through operating cash flows; therefore, we may not have sufficient funds to sustain our operations for the next twelve months while also executing our plan for growth. These factors raise substantial doubt about our Company's ability to continue as a going concern.

During the current third quarter of 2023, the Company achieved a significant improvement in its operating results. This improvement was primarily driven by increased sales of our freeze-dried candy to large retail customers, coupled with increased margins in the third quarter of 2023, related to our pivot away from slower selling products to focus on our customers demand for freeze-dried candy.

Management has developed and implemented a comprehensive plan to improve the Company's financial position. In the third quarter of 2023, to support its ongoing operations, the Company secured additional capital of $3,675,000 through a share offering. Management plans to use this additional capital investment to reduce our production constraints through additional freeze-driers and necessary warehouse space. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)

Revenues	$5,034,203	$87,741	$4,946,462
Cost of goods sold	2,717,254	65,195	2,652,059
Gross profit (loss)	2,316,949	22,546	2,294,403
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,262,332	788,450	473,882
Professional services	294,720	61,209	233,511
Other general and administrative expenses	350,082	403,429	(53,347)
Total general and administrative expenses	1,907,134	1,253,088	654,046
Depreciation and amortization	72,190	69,127	3,063
Total operating expenses	1,979,324	1,322,215	657,109
Net operating loss	337,625	(1,299,669)	1,637,294
Other expense:
Interest expense	(3,641)	(383,995)	380,354
Gain on disposal of property and equipment	-	36,392
Total other expense	(3,641)	(347,603)	343,962
Net loss	$333,984	$(1,647,272)	$1,981,256

Revenues

Revenues of $ 5,034,203 for the three months ended September 30, 2023, consist primarily of online freeze-dried candy product sales, compared with $ 87,741 for the three months ended September 30, 2022, an increase of $ 4,946,462, or 5,638%. This growth is attributed to our pivot to sales of our freeze-dried candy and the expansion of our business-to-business sales during the current period, compared to the same period in the prior year, and the additional capacity for production after the addition of two new freeze driers in the second quarter of 2023.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 were $2,717,254, compared to $65,195 for the three months ended September 30, 2022, an increase of $2,652,059, or 4,068%. Cost of goods sold, in the third quarter of 2023 primarily consisted of material costs and labor on the sales of freeze-dried candy products, while the third quarter of 2022 mainly consisted of costs and labor related to our food product lines. Our gross profit margin was 49% during the quarter, compared to 26% during the comparative period of 2022. The increased profit margin is due to higher margins on candy versus our food product lines, which are now discontinued.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the three months ended September 30, 2023 were $1,262,332, compared to $788,450 for the three months ended September 30, 2022, an increase of $473,882 or 60%. Salaries and benefits included stock-based compensation expense for the three months ended September 30, 2023 of $140,759 compared to $130,868 for the three months ended September 30, 2022, a decrease of $15,109, or 9.7%. Stock-based compensation consists of stock options expense of $140,759 and $130,868 incurred in the three months ended September 30, 2023 and 2022, respectively, and $25,000 of expense related to shares of common stock issued to officers and consultants for services rendered in the three months ended September 30, 2022. The increase in salaries and benefits was primarily due to increased personnel necessitated by our rapid growth.

Professional services

Professional services were $294,720 for the 2023 period, compared to $61,209 for the 2022 period, an increase of $233,511 or 381%. The increase was primarily due to advisory fees related to raising capital for future expansion plans.

Other general and administrative expenses

Other general and administrative expenses for the three months ended September 30, 2023 was $350,082, compared to $403,429 for the three months ended September 30, 2022, a decrease of $53,347, or 13%. The increase is primarily attributable to increased administrative infrastructure as we continue to grow.

Depreciation

Depreciation expense for the three months ended September 30, 2023 was $72,190 compared to $69,127 for the three months ended September 30, 2022, an increase of $3,063, or 4.4%.

Other expense

In the three months ended September 30, 2023, other expense was $3,641, consisting of interest expense. During the comparative three months ended September 30, 2022, other expense was $347,603, which included $98,473 of interest expense, including interest on our EIDL loan with the SBA and loans from our officers and directors, and $285,522 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors, partially offset by a gain in asset of disposal of $36,392. Interest expense decreased by $380,354.0, or 99.1%, primarily due to the decreased amortization of warrants issued in-the-money on loans from our officers and directors in the current period.

Net loss

Net income for the three months ended September 30, 2023 was $333,984, compared to net loss $1,647,272 during the three months ended September 30, 2022, a positive change of $1,981,256, or 120%. The positive change was due primarily to increased gross profit of $2,294,403 and decreased interest expense of $380,354, related to the amortization of warrants issued as a debt discount, partially offset by increased operating expenses of $657,109.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)

Revenues	$6,548,479	$381,056	$6,167,423
Cost of goods sold	5,046,434	263,289	4,783,145
Gross profit (loss)	1,502,045	117,767	1,384,278
Operating expenses:
General and administrative expenses:
Salaries and benefits	2,644,087	2,947,505	(303,418)
Professional services	404,256	177,197	227,059
Other general and administrative expenses	1,265,056	1,296,294	(31,238)
Total general and administrative expenses	4,313,399	4,420,996	(107,597)
Depreciation and amortization	227,606	202,046	25,560
Total operating expenses	4,541,005	4,623,042	(82,037)
Net operating loss	(3,038,960)	(4,505,275)	1,466,315
Other expense:
Interest expense	(1,349,486)	(843,240)	(506,246)
Gain on disposal of property and equipment	-	36,392
Total other expense	(1,349,486)	(806,848)	(542,638)
Net loss	$(4,388,446)	$(5,312,123)	$923,677

Revenues

Revenues were $6,548,479 for the nine months ended September 30, 2023, compared to $381,056 for the nine months ended September 30, 2022, an increase of $6,167,423, or 1,619%. Nine-month revenues consist primarily of $5,034,203 in the third quarter of 2023, of freeze-dried candy sales. Revenues increased as we pivoted to sales of our freeze-dried candy, put additional freezers into production, and expanded our business-to-business sales during the current period, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 were $5,046,434, compared to $263,289 for the nine months ended September 30, 2022, an increase of $4,783,145, or 1,817%. Cost of goods sold, primarily consisting of material costs and labor on the sales of freeze-dried candy products and a one-time inventory write down of $2,075,080 as we disposed of non-candy freeze-dried products to pivot exclusively to our better selling candy products. Our gross profit margin was approximately 23% during the current period, compared to 31% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2023 were $2,644,087, compared to $2,947,505 for the nine months ended September 30, 2022, a decrease of $303,418, or 10%. Salaries and benefits included stock-based compensation expense for the nine months ended September 30, 2023 of $524,696, compared to $731,499 for the nine months ended September 30, 2022, a decrease of $206,803, or 28%. Stock-based compensation consists of $399,436 and $651,501of stock options expense incurred in the nine months ended September 30, 2023 and 2022, respectively, and $125,229 and $79,998 of expense related to shares of common stock issued to officers and consultants for services rendered in the nine months ended September 30, 2023 and 2022, respectively. The decrease in salaries and benefits was primarily due to accelerated vesting and severance paid to an executive in the nine months ended September 30, 2022, partially offset by increases in headcount to support operations in the current nine-month period.

Professional services

Professional services were $404,256 for the 2023 period, compared to $177,197 for the 2022 period, an increase of $227,059, or 128%. The increase was primarily due to advisory fees related to capital raises for expansion plans and other costs related to rapid growth compared to the prior year period.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2023 was $1,265,056, compared to $1,296,294 for the nine months ended September 30, 2022, a decrease of $31,238, or 2%. The increase is primarily attributable to increased administrative infrastructure as we continue to scale the production and sales of our freeze-dried products.

Depreciation

Depreciation expense for the nine months ended September 30, 2023 was $306,092, compared to $223,887 for the nine months ended September 30, 2022, an increase of $82,205, or 37%. The increase is due to the addition of two new freeze driers which were put into production during the nine months ended September 30, 2023.

Other expense

In the nine months ended September 30, 2023, other expense was $1,349,486, consisting of $444,639 of interest expense, including interest on our EIDL loan with the SBA and loans from our officers and directors, and $900,226 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors. During the comparative nine months ended September 30, 2022, other expense was $806,848, consisting of $235,920 of interest expense on our EIDL loan with the SBA and loans from our officers and directors, and $607,320 related to the amortization of warrants issued as a debt discount on the loans from our officers and directors, partially offset by a gain on disposal of property of $36,392. Interest expense increased by $506,246 or 60%, primarily due to the increased amortization of warrants issued in-the-money on loans from our officers and directors in the current period.

Net loss

Net loss for the nine months ended September 30, 2023 was $4,388,446, compared to $5,312,123 during the nine months ended September 30, 2022, an increased net loss of $923,677, or 17%. Included in the nine months ended September 30, 2023 net loss was $2,075,080 of inventory impairment and of $292,906 increased interest expense on debt financing issued with in-the-money warrants during the current period, as offset by increased gross profit of $1,384,278.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2023 and December 31, 2022, respectively.

	September 30,	December 31,
	2023	2022
Current Assets	$5,874,424	$2,578,057

Current Liabilities	$2,728,716	$890,177

Working Capital	$3,145,708	$1,687,880

As of September 30, 2023, we had working capital of $ 3,145,708.

The following table summarizes our cash flows during the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(3,328,516)	$(4,149,046)
Net cash used in investing activities	(1,326,276)	(2,272,066)
Net cash provided by financing activities	6,475,000	4,450,000

Net change in cash and cash equivalents	$1,820,208	$(1,971,112)

Net cash used in operating activities was $3,328,516 and $4,149,046 for the nine months ended September 30, 2023 and 2022, respectively, a period over period decrease of $820,530. Cash used in operations during the current nine month period included $1,197,608 of increases in accounts receivable, all of which were due within 30 days, and $2,342,871 of increases in cash paid for inventory, partially offset by increases in accounts payable and accrued expenses. The decrease in cash used in operating activities is due to increased gross margins, partially offset by increased non-cash items impacting our net operating loss.

Net cash used in investing activities were $1,326,276 and $2,272,066 for the nine months ended September 30, 2023 and 2022, respectively, a period over period decrease of $945,790. Cash used in investing activities were comprised of $1,326,276 of fixed asset additions, as we completed our 2nd and 3rd freezers and finalized our office leasehold improvements during the nine months ended September 30, 2023, compared to $2,266,137 of fixed asset purchases during the nine months ended September 30, 2022.

Net cash provided by financing activities were $6,475,000 for the nine months ended September 30, 2023, which was comprised of cash proceeds from the issuance of 735,000 shares of common stock of $3,675,000 and $2,400,000 of debt financing received from our officers and directors and $400,000 received from others under the same terms, compared to $4,450,000, comprised of $3,870,000 of debt financing received from our officers and directors and $580,000 received from others under the same terms, for the nine months ended September 30, 2022.

Satisfaction of our cash obligations for the next 12 months

As of September 30, 2023, our balance of cash was $ 2,096,672 and we had total working capital of $ 3,145,708. Based on projections of cash expenditures in the Company’s current business plan, the cash on hand as of September 30, 2023 would be sufficient to sustain operations over the next year. We expect to incur significant costs related to the development and operation of our freeze-dried candy business. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on her evaluation as of September 30, 2023, our Chief Executive Officer and Interim Chief Financial Officer, Claudia Goldfarb, concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of our securities during the three-month period ended September 30, 2023 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On August 30, 2023, the Company raised $3,674,926 of capital from the sale of 735,000 newly issued shares of common stock at a share price of $5.00 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

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

10.14	Form of May 2023 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)
10.15	Lease Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on October 31, 2023)
31.1*	Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Dated: November 14, 2023	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)