Form 10-K
period 2023-12-31
Sow Good Inc.
filed 2024-03-22
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended: December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,937,691 as of June 30, 2023 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 6,059,962 shares outstanding of the registrant’s common stock as of March 20, 2024.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

●	our ability to compete successfully in the highly competitive industry in which we operate;

●	our ability to maintain and enhance our brand;

●	our ability to successfully implement our growth strategies related to launching new products;

●	the effectiveness and efficiency of our marketing programs;

●	our ability to manage current operations and to manage future growth effectively;

●	our future operating performance;

●	our ability to attract new customers or retain existing customers;

●	our ability to protect and maintain our intellectual property;

●	the government regulations to which we are subject;

●	our ability to maintain adequate liquidity to meet our financial obligations;

●	failure to obtain sufficient sales and distributions for our freeze dried product offerings;

●	the potential for supply chain disruption and delay;

●	the potential for transportation, labor, and raw material cost increases; and

●	other risks and uncertainties set forth under “Risk Factors.”

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject.  We have based these forward-looking statements and statements of belief on our current expectations and assumptions about future events as of the date of this report. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

i

ii

PART I

ITEM 1.  BUSINESS

Overview

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectionaries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of December 31, 2023, we have fourteen stock keeping units (“SKUs”) in our Sow Good Candy line of treats and four SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of December 31, 2023. As of December 31, 2023, our treats are offered for sale in over 5,850 brick-and-mortar retail outlets in the United States. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas, and have entered into additional co-manufacturing arrangements in China and Colombia, that together allow us to freeze dry fourteen million units per year to our demanding quality and safety specifications. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our 194 employees dedicated to hand-packaging as of December 31, 2023 put our treats through our hand-packed precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built four bespoke freeze driers using proprietary technology tailored specifically to our products, creating a truly state-of-the-art facility in Irving, Texas. We are in the process of fabricating and operationalizing two additional freeze driers, which we anticipate will come online in our Irving, Texas facility in the third quarter of 2024. In addition, due to strong customer demand, we have entered into co-manufacturing arrangements with third-party manufacturers whose freeze drying facilities meet our exacting production, sanitation and allergen control requirements, as well as our food quality and safety standards. Currently, all of our products manufactured by third parties are shipped to our facilities in Texas for packaging. However, we are actively searching for additional packaging facilities and additional internal freeze driers for further increased capacity.

We believe in building a company that creates good experiences for our customers and growth for our investors and employees through our core pillars: (i) innovation—creating novel products that delight our consumers; (ii) scalability—building strong business and manufacturing foundations to support rapid growth and accelerated retail launches; (iii) manufacturing excellence—harnessing our executive team’s manufacturing expertise and continuously refining our processes to maximize efficiencies and reduce energy intake and waste, effectively lowering our costs, increasing margins, and improving our sustainability practices; (iv) meaningful employment opportunities—providing developmental opportunities for our communities by cultivating a growth-oriented and opportunity-rich workplace for our employees, top to bottom, and increasing our employee headcount sevenfold since March 2023; and (v) food quality standards—achieving superior product outcomes by using humidity control throughout our entire facilities, and methodical hand-packed precision packaging process of our treats, which takes additional time and expense when compared to an automated system, but ensures optimal flavor and texture, and maximum protection of product integrity, thereby minimizing customer product return rates.

Sow Good is led by co-founders Claudia and Ira Goldfarb, who have over a decade of manufacturing experience with an extensive freeze drying background, dedication to job creation, and proven track record of identifying and growing niche trends into everyday categories. Under their leadership, our revenues have grown from $428.1 thousand during the year ended December 31, 2022 to approximately $16.1 million for the year ended December 31, 2023, with approximately $14.6 million of that being recorded in the six-month period ended December 31, 2023.

Our Market Opportunity

We believe the candy category is stagnant, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity as existing at the intersection of two burgeoning categories: freeze dried candy and non-chocolate confections. According to the National Confectioners Association (“NCA”), the non-chocolate confections market grew 13.8% in sales in 2022, exceeding $10 billion, and according to Grand View Research is forecasted to grow at a compounded annual growth rate of 5.8% from 2023 to 2030. We believe the nascent freeze dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. According to the NCA, approximately 61% of shoppers occasionally or frequently seek out products they have never purchased before. Given our exceptional performance in retail launches, surging customer demand, and increasing production capacity, we are confident that we can catapult freeze dried candy from a trendy spark on social media to a stable, top-performing consumer confectionary category in retail.

Our Competitive Strengths

We believe we are well-positioned competitively to become the leader in the rapidly developing freeze dried candy market due to our distinctive branding, manufacturing expertise, advantage of being an early mover in the category and ability to innovate.

A Distinctive and Trusted Brand Name

We believe we have a distinctive brand that consumers trust and helps distinguish our product on crowded retail shelves. Since Sow Good’s inception, we have invested heavily to elevate the Sow Good brand by creating a distinctive and cohesive brand design that sparks consumer curiosity and a desire to sample additional flavors carried by Sow Good. In addition, we use premium packaging materials to communicate the high-quality nature of our products and differentiate ourselves from competitive offerings. We further support our brand efforts through our informative and user-friendly direct-to-consumer website and growing social media presence, where consumers have notably taken to posting unpaid, authentic reviews. Video reviews of Sow Good’s products that are organically generated by TikTok users have amassed over 4.5 million views as of December 31, 2023. Retailers have applauded our strong brand presentation and we believe this has been a contributing factor in our success in securing coveted shelf space upon our launch of our freeze dried candy treats.

Manufacturing Expertise

Sow Good spent over two years and over $10.0 million dollars to develop a state of the art manufacturing facility and freeze drying equipment calibrated specifically for our products prior to the commercial launch of our freeze dried treats. Manufacturing our treats requires careful handling so as to protect the integrity of their crunch factor, a characteristic of freeze dried candy. These treats are fragile and can easily crumble into unusable product if not handled appropriately. In addition, subtle changes during the freeze drying process can result in dramatic variations in product quality and yield, which makes it very difficult to consistently manufacture freeze dried treats with optimal crunch and flavor at scale successfully. We have overcome these hurdles and achieved scale manufacturing of freeze dried treats by utilizing proprietary technology to custom build three large-scale freeze driers and by developing manufacturing processes that are tailored specifically for each of our products to ensure maximum flavor, crunch, and consistency. We believe the technical knowledge and expertise required to build a freeze drier facility matching our current capacity poses a substantial barrier to entry for competitors in the confectionary space. Moreover, our primary manufacturing facility located in Irving, Texas is a Safe Quality Food (“SQF”) II-certified facility, with a 97 score on our most recent food safety audit, which exemplifies our commitment to maintaining the highest standards in food safety, pathogen prevention, and allergen protocols.

Early Mover Advantage

Given that the freeze dried candy segment of the market is new, we believe we materially benefit from being among the first companies to enter the market at scale, with retail-ready branding and packaging, a diverse and comprehensive product assortment, and seasoned and experienced sales and branding teams. Our early entry into the market has afforded us the time to learn and gain the necessary experience needed to effectively scale and refine the manufacturing, packaging, and distribution processes needed to be successful. We also further utilize our early insights into the burgeoning market to develop a broad product portfolio which include flavor profiles appealing to a broad audience that we believe retailers are seeking. When combined with the strength of our emerging brand, we believe this has allowed us to quickly capture limited available shelf space at retailers. As we continue to expand our presence, we believe the Sow Good brand will be viewed as a pioneer in the category, which should afford increased brand recognition and loyalty. When taken together, we believe these advantages should allow us to establish an early dominant market share in the category that would be difficult to displace due to the barriers to entry for companies just starting out in this market segment. We believe these factors may potentially deter new competitive entrants into the market.

Innovative Product-Development Process

Innovation is at the heart of our company. We are vigilantly monitoring emerging confectionary trends online and in retail and identifying niche markets, turning them into category staples as evidenced by our successful launch of our Crunch Cream line. We also have highly communicative retail relationships in which retailers inform us of new candy trends they detect in their stores, informing our next freeze dried candy development and launches. We utilize a test kitchen that is integrated with our in-house manufacturing capability and expertise to swiftly test, develop, and launch new products without sacrificing quality. For example, we launched our Crunch Cream line within nine weeks of ideation. By integrating our strong insight on industry trends with our agility, adaptability, and proficiency in new product development, we can take a product from inception to production in just a few months while maintaining our high food quality standards. We believe this allows us to introduce innovative freeze dried treats to the market that will further elevate the status of the Sow Good brand, entrench our existing customer relationships, and provide advantaged entry into new ones.

Our Growth Strategy

With no major direct competitors in the freeze dried candy space and the fact that there is minimal retail presence for the category, we are capitalizing on our early mover advantage and rapid scaling experience to become the dominant player in this fast growing market. Sow Good is seeking to build significant brand recognition, as well as develop a trust and understanding with consumers that our products will consistently offer explosive and exciting taste. Our growth strategy is based on six primary elements: (i) increasing production capacity; (ii) deepening existing customer relationships; (iii) new customer expansion; (iv) expanding our product offering; (v) driving margin expansion; and (vi) vertically integrating our operations.

Increase Production Capacity:

Merely by meeting the current level of demand for our treats, we anticipate our net sales increasing rapidly. Our initial retail launches of our freeze dried candy line significantly exceeded sales projections. The growing demand from new customers and desire for additional product volume from existing customers has necessitated a significant increase in production capacity. To try to meet this demand, we have increased our workforce sevenfold since March 2023, transitioned to a 24/7 production cycle, and leased 62,000 square feet of warehousing space in the Dallas metroplex to be able to scale and streamline distribution. In addition to scaling production of our four freeze driers as of February 10, 2024, we are in the process of securing two additional freeze driers. We anticipate these two additional freeze driers being operational by the third quarter of the calendar year 2024.

To help bridge the gap between the demand for our treats from our customers and our capacity to manufacture and package those treats in our Irving, Texas facilities, we have entered into co-manufacturing arrangements in China and Colombia to provide additional freeze drying capacity.

Deepen Existing Customer Relationships:

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Alpine Foods. Video reviews of Sow Good’s products that are organically generated by TikTok users have amassed over 4.5 million views as of December 31, 2023. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. For many of these customers, we launched with a limited number of SKUs and are now significantly outpacing initial sales projections. As we scale production, we will have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

New Customer Expansion:

Based on our estimate of what penetration for a leading consumer packaged goods (“CPG”) brand should be at maturity, we believe Sow Good’s omnichannel distribution footprint should eventually be multiples of its current size. Currently, our products are marketed and sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, and convenience stores, and on our website. Increasing our customer base across distribution channels will be a key growth driver for Sow Good and our goal is to expand our customer base so that our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store or directly online. While expanding distribution, we are simultaneously increasing our brand awareness through online and offline marketing initiatives to accelerate the sell-through velocity of our products once they reach the shelves of our customers.

Expand Our Product Offering:

We are working to increase the breadth of products offered to customers by leveraging our innovation expertise. We seek to achieve this by developing new candy products that complement our existing portfolio as well as the expansion into adjacent product categories. This is illustrated by the launch of our Crunch Cream freeze dried ice cream bars and sandwiches line in October 2023. We believe the expansion of our product offerings will help drive revenue and margin growth through (i) improving brand recognition, (ii) expanding existing customer relationships, and (iii) capturing new customers seeking unique products. In addition, as our product offering portfolio grows, we anticipate manufacturing efficiencies that provide for increased margin expansion and profitability.

Drive Margin Expansion:

Our near-term goal is to increase our net income at a faster rate than our sales growth. We believe that this can be achieved by taking several actions that will drive margin expansion. Our primary margin driver will be the expansion of our production and packaging capacity, as well as a portion of our corporate and administrative functions outside the United States, where the cost and availability of labor are significantly more favorable than our current labor market in Irving, Texas. In terms of other margin expansion initiatives, first, we plan to reduce our per-unit production cost by leveraging fixed costs as production volumes increase. Second, we aim to capture operating efficiencies from the refinement of our manufacturing process, which will further reduce our per-unit production cost. Third, we intend to utilize our sales data and market knowledge to manage our sales mix toward higher margin products over time. Fourth, we are actively pursuing cost reductions in our raw materials by implementing changes to our sourcing strategy. Fifth, we are developing product line expansions that optimize the efficiency of our freeze drying process. Finally, while we expect an increase in general and administrative expenses as we strengthen internal operating functions, we believe these expenses will grow at a slower rate than sales as we solidify our sales function, allowing for further margin improvement.

Vertically Integrate Our Operations:

A key part of driving our margin expansion is continuing to build our vertically integrated business model. The core of this strategy is our highly efficient manufacturing process, which enables rapid expansion of production capacity, provides fixed-cost leverage on increased volumes and optimizes our ability to control quality. In addition to manufacturing capabilities, we have internalized mechanical engineering, branding, design, packaging, digital marketing, customer service and data analytic capabilities, along with finance, research and development and human resource functions. Our broad in-house capabilities and manufacturing capacity are expected to enable significant fixed-cost leverage going forward in manufacturing, as well as most other operating expense line items.

Our Products

Our business operates under the Sow Good brand. We produce a unique portfolio of freeze dried treats under our Candy and Crunch Cream (freeze dried ice cream bars and sandwiches) product lines.

Sow Good Candy-Freeze Dried Candy

In the first quarter of 2023, we launched a freeze dried candy product line, which is our largest seller and has a fourteen SKU offering as of December 31, 2023. We use the power of freeze dried technology to transform familiar, traditional gummy, chewy, and hard candies into unique, novel, crunchy treats that are bursting with flavor for our consumers. Our freeze drying process hyper concentrates the candy flavor, adds a crunchy texture, and often increases the candy’s size, creating a sweet snacking experience that we believe can satisfy our customers’ sweet tooth in fewer bites. Our products have a wide range in flavor profiles-from sweet to sour to chocolate-y-shapes, and sizes to appeal to a wide range of customers. Pack sizes range from 1 to 4 oz, depending on the density and size of the product.

Sow Good Crunch Cream-Freeze Dried Ice Cream

Building upon the success of the Sow Good Candy brand, we launched our highly anticipated Sow Good Crunch Cream line of freeze dried, shelf-stable, no-melt, crunchy ice cream in October 2023. This line offers the novel experience of crunchy ice cream sandwiches and bars with flavors ranging from vanilla, Neapolitan, strawberry shortcake, chocolate, to cookies and cream. Pack sizes range from 1 to 2 ounces. We believe that participating in high-impulse categories such as ice cream represents a meaningful adjacent category that broadens our consumer base and increases engagement.

Motivated by our mission, success, and consumers’ feedback, we continue to innovate and expand our product offerings to address growing demand for freeze dried products that appeal to consumers.

Our Supply Chain and Manufacturing Process

Our Supply Chain

The primary raw materials used to manufacture our products include a variety of candy products including gummy candy, soft chews, taffy, as well as other candies. We buy these raw materials directly from candy manufacturers or other distributors. The price and availability of these raw materials can vary based on a number of factors beyond our control, including consumer demand, production constraints, adverse weather conditions, changes in supplier relationships, natural disasters, and public sentiment, among others. Certain raw materials used for individual SKUs are currently sourced from one supplier. We believe the company could find suitable replacements for such suppliers at similar terms if necessary. To hedge against price volatility and supply disruptions, we are actively expanding and diversifying our supplier network to reduce reliance on any one supplier or raw material.

Our Manufacturing and Packaging Process

We manufacture our products at our facility in Irving, Texas and through our co-manufacturing partners located worldwide. During the first nine months of 2023, all of our products were self-manufactured; however, we anticipate this changing in 2024 with the onboarding of several co-manufacturers with a significantly greater aggregate production capacity. It is important to note that all co-manufacturers have entered into long-term and exclusive agreements with Sow Good.

Our Irving, Texas facility consists of four freeze driers that we custom fabricated with technical programming tailored specifically to our products. For over three years we custom designed, fabricated and calibrated these freeze driers to meet our exact needs. Whereas most freeze driers operate on a standard software system, we have developed custom software to allow us to monitor, manipulate, and freeze dry our products with precision and adaptability. Our proprietary software allows for adjustment to a specific temperature at a granular level throughout the freeze drying process, offering us the significant benefit of freeze drying different products within the same freeze drier. This also allows us to monitor in real time every aspect of the freeze drying cycle to ensure optimal quality. If we identify one section of the freeze drier that is malfunctioning, we can deactivate that one section without shutting down the entire freeze drier. To increase our production capacity, we have two additional freeze driers that we expect will be operational by the third quarter of 2024.

During our packaging process, to ensure maximum protection of our products’ flavor, texture, and overall integrity, our products are packaged in specially constructed humidity-controlled rooms. Reintroduction of moisture to the freeze dried product degrades the product’s crunch factor, which is the key characteristic of freeze dried treats. As such, we tightly monitor the water activity of the products, invest heavily in dehumidifying machinery, and perform regular “Sow Good Sensory Tests” to verify that, while the product may visually appear satisfactory, it undergoes a human taste test to guarantee that the product meets our sensory standards of being “hyper dried, hyper crunchy, and hyper flavorful.”

Our hand-packed precision packaging process entails meticulous, carefully human-handled packaging of each freeze dried treat. While this process is more laborious and expensive compared to using an automated packaging machine, the investment in our gentle packaging process protects the product from breakage and allows easier detection and removal of below-standard products. Our facility contains three packaging lines, allowing us to flexibly package different products in different rooms at the same time, which improves our efficiency and prevents cross-contamination concerns in the case of allergens.

Upon packaging completion, we perform regular spot-checks of our packaging seals, whose function is to further mitigate the risk of moisture reentry and protect product integrity. Our shipping cases are available to us in various packing configurations, providing us flexibility to meet customers’ varying case size requirements for packing products.

Our facility is Food and Drug Administration (“FDA”) and United States Department of Agriculture (“USDA”) registered and SQF-II certified. In addition, our facility is certified to manufacture organic, vegan, kosher, and halal products.

Quality Control

We utilize a comprehensive and rigorous food safety and quality management program, which employs manufacturing procedures, expert technical knowledge of food safety science, employee training, ongoing process innovation, and both internal and independent third-party auditing. We conduct routine environmental studies to test for Salmonella, E. coli, Listeria, and allergens. In the case of packaging products containing allergens, we perform a stringent sanitation process directly following completion of packaging to elimination cross-contamination concerns. We have a dedicated and well-trained sanitation team that cleans the facility multiple times each day. Additionally, our production employees follow strict good manufacturing practices (“GMPs”) to ensure food safety and quality, including wearing hair nets, gloves, and coats, which are washed daily.

We require our co-manufacturing partners to adopt and utilize our food safety and quality program. We conduct a thorough on-site evaluation process prior to initiating our arrangements to ensure that the co-manufacturing facilities meet our food safety and quality standards.

We and our co-manufacturers each have a food safety plan (“FSP”) that focuses on preventing food safety risks and is designed to be compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each facility has at least one preventive controls-qualified individual who has successfully completed training and received certification in the development and application of risk-based preventive controls, at least equivalent to that received under a standardized curriculum recognized by the USDA and FDA.

Each of our co-manufacturers’ facilities complies with the Global Food Safety Initiative. All facilities manufacturing our products are certified against a standard recognized by either the Safe Quality Food Institute or British Retail Consortium. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process, or service is designed to comply with applicable regulations and standards.

In order to comply with Foreign Supplier Verification Program we have a qualified individual who has successfully completed training in the development and application of a program that verifies that the products we import have been produced in a manner that meets applicable U.S. safety standards. See “-Government Regulation” below.

In addition to third-party inspections of our manufacturing partners, we have instituted audits to address topics including allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, our Irving, Texas facility and co-manufacturers’ facilities are required to have an FSP, a hazard analysis critical control plant plan, or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate, or reduce relevant food-borne hazards.

We believe that the years we spent building and refining our machinery and facility, meticulous manufacturing and packaging processes, and stringent food safety and quality controls, have provided a foundational ramp that propels our rapid sales success and creates a meaningful barrier to entry.

Sales Channels and Product Distribution

Our highly differentiated omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, leading to a larger total addressable market (“TAM”) opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com. This platform is already set up but with some items set as out of stock until we have additional production capacity.

We believe that our trusted brand name, our proprietary freeze drying process and extensive distribution are critical long-term and sustainable barriers to entry in the food industry. To date, wholesale and retail customers orders have outpaced our production capacity, resulting in a distribution backlog. Given that orders are continuing to accelerate in frequency and volume beyond our production capacity, we have commenced construction on two additional freeze driers, and we expect these will be completed by the third quarter of 2024. In addition, we have entered into long-term, exclusive co-manufacturing contractual arrangements that will substantially increase our production capacity in the near term. Once we have sufficient capacity to fulfill all wholesale, retail, and e-commerce customers, we will begin looking at other opportunities to expand into adjacent categories and/or additional products.

Sow Good products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, and convenience stores. Since launching, Sow Good’s freeze dried candy line is available in Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Alpine Foods. We currently estimate our products are in over 5,850 retail locations across the United States. The diversity of our retail channel represents a strong competitive advantage for Sow Good and provides us with a larger TAM than would be considered normal for a food brand that is singularly focused on the grocery market.

We initially distributed the majority of our products directly to our customers from our Irving, Texas facility. Due to the high volume of orders we were experiencing there was a need to increase our warehousing and distribution footprint. To this end, we leased a total of approximately 62,000 additional square feet of warehouse and distribution space in Irving, Texas in October 2023 to enable us to better handle this heightened volume and optimize our shipping and logistics operations. We are also in the process of leveraging our NetSuite Warehouse Management System to scale our distribution functions, increase efficiencies, and decrease human error.

Sales and Marketing

Sales

Our internal sales team is led by our Director of Sales and Branding who manages major retail accounts and a robust, close-knit network of brokers and distributors to strategically service our customers nationwide and internationally. We place a strong emphasis on expanding our presence in retail stores through activating new customers, increasing the number of stores with existing customers, expanding our SKU portfolio, increasing our visibility on shelf and in high-traffic store locations to ultimately increase sales. We work closely with retail buyers to track top-performing products and appropriately manage inventory levels. Being a lean team allows us to be dynamic, nimble, and respond in real-time to customer needs. We have repeatedly surpassed initial sales projections across multiple retail launches, requiring consistent communication with buyers to fine-tune forecasts and ensure accuracy and efficiency in our inventory management processes. Simultaneously, we are dedicated to broadening our SKU portfolio and maximizing volume in existing stores as part of our growth and market expansion strategies. Our specialized team also affords us the advantage of understanding every facet of our operations: our sales, executive, and production teams work closely with one another to understand our customers’ needs, adjust our strategies with precision, and actively increase our production capabilities to meet growing demand. We believe that our holistic, collaborative and strategic sales approach positions us as a dynamic and agile player, well-prepared to navigate the ever-growing freeze dried candy market.

Marketing

We believe that Sow Good’s existing treats represent a multi-billion-dollar TAM; however, we have not commissioned a formal market study to properly quantify this expectation. We believe simply penetrating these core markets with our differentiated product lines will provide Sow Good with a large and long-duration growth opportunity. In the near-term, Sow Good will focus on growing its share within these categories. We plan to drive growth of our treats through distribution expansion and increased marketing and advertising to drive brand recognition and shelf velocity. We plan to also attempt to leverage our new and existing wholesale relationships to gain additional shelf space for our full suite of existing products.

Digital Marketing and Social Media

We currently manage all of our marketing activities in-house and do not rely on agencies or third parties for such activities. We believe maintaining authentic conversations with our robust and engaged community will allow us to durably and efficiently grow our brand equity relative to our competitors.

We primarily engage with our community directly through social media and our website.

Social Media. We interact daily with our consumers across our TikTok, Instagram, and Facebook accounts under the username @thisissowgood. Our social media presence allows us to directly connect with our audience, field customer service requests, share insights into our daily operations as a family start-up, and facilitate product giveaways either directly to our customers or through collaborations with other brands. We also have a YouTube page where we share additional video content as well as our podcast, Good Stories, hosted by our Director of Sales and Branding and often featuring Sow Good’s executive team, which is also available across all podcasting platforms. These efforts strengthen brand loyalty, provide compelling content, and facilitate online collaboration with our community.

Leveraging our retailers’ well-funded marketing campaigns, we engage their community influencers to encourage their followers to purchase our products in the retailer, particularly to bolster new launches and product restock announcements. However, the vast majority of content across social media featuring our products is generated organically by consumers.

The hashtag “freezedriedcandy” has amassed over 2 billion views and continues to be a viral topic on the video platform. Video reviews of Sow Good’s products that are organically generated by TikTok users have amassed over 4.5 million views as of December 31, 2023. The consistent and growing interest in freeze dried candy supports Sow Good’s belief that freeze dried candy is developing into an everyday category for retailers.

Website. We also maintain a registered domain website at www.thisissowgood.com. Our website attracted over 152,000 visitors from our launch in June 30, 2021 to December 31, 2023 with 63,000 visiting since the launch of our freeze dried candy in March 2023 based on Google Analytics. Our website is used as a platform to promote our products, provide education regarding our freeze drying process, introduce our executive team, and provide business updates. The information contained on or accessed through our website does not constitute part of this report.

Our Competition

Our brands primarily operate within the freeze dried candy and non-chocolate confections categories, but we also compete within the larger conventional packaged food category. The categories and markets we operate in are highly competitive and comprised of a diverse set of participants that include global multinational, national, regional, and local firms offering branded and/or private label products. Some of these competitors may have greater financial and other resources, longer operating histories, a broader assortment of product offerings, products that are well-accepted in the marketplace, more established relationships with retailers, and greater brand visibility among consumers.

Within the conventional packaged food category, our competitors include, but are not limited to, Nestlé S.A., The Hershey Company, Mars Inc., PepsiCo, Inc., Van Drunen Farms, Mondelēz International, Haribo. Within the freeze dried candy category, we believe our primary direct competitors are smaller or local companies that have significantly lower production capacity, distribution and/or branding, and includes such firms such as Crazy Candy and Trendy Treats, as well as others.

We believe the principal competitive factors for our business are taste, product quality, brand recognition and loyalty, price, convenience, product variety and innovation, customer service, access to retailer shelf-space, effectiveness of marketing and promotional activity, and the ability to respond to evolving customer preferences. While we believe we compete favorably with respect to each of these factors, there is no guarantee that we will be able to compete effectively against our current or future competitors.

Culture, Employees and Human Capital Resources

Sow Good firmly believes that we can all plant positive seeds to sow a better version of ourselves, our communities, and our world. We plant our seeds by coming into work each day dedicated to creating delicious treats that enrich the lives of our customers, partners and employees. We believe that we are only as excellent as our employees, which is why we provide a living wage, an energizing working environment, full benefits, and stock options to every employee. We strive for nothing short of excellence because that is what our customers, employees, and environment deserve. We believe that our company culture has been and will continue to be a key contributor to the fulfillment of this commitment. Our culture enables us to foster the creativity, teamwork, focus, and innovation we need to support our growth.

As of December 31, 2023, we had 225 full-time employees, of which 56% are female and 82% are minorities. Currently, none of our employees are covered by collective bargaining agreements. To date, we have never experienced an organized work stoppage, strike or labor dispute.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Office Locations

We do not own any real property. Our principal executive office and manufacturing facility is located in Irving, Texas, where we lease approximately 20,945 square feet of space under a lease agreement with an entity owned entirely by Ira Goldfarb that expires in September 2025, subject to two options to extend the term of the lease for successive five-year periods. We entered into the lease agreement in connection with the closing of the Asset Purchase Agreement in October 2020.

In addition to our principal executive office and food manufacturing facility, we lease approximately 51,264 square feet and 9,900 square feet at two separate warehouse facilities located in Irving, Texas, which we use to receive, store, package, and distribute our products, as well as for office and administrative purposes.

The Company also subleases approximately 141 rentable square meters in Mexico City, Mexico, which the Company uses as office space. The term of the sublease is approximately seventeen months and does not have a renewal period.

We believe that these facilities are sufficient to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional space will be available as needed to accommodate expansion of our operations.

Trademarks and Other Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of copyright, trademark, trade dress, and trade secret laws, as well as confidentiality agreements and other contractual restrictions. We do not own any registered patents.

Our intellectual property is a strategically important component of our business. In particular, we believe that our trademarks are valuable assets that reinforce the distinctiveness of our brand to consumers, are critical to maintaining and improving our competitive position, and are an important aspect of building brand equity. As such, we consider our “Sow Good” name and our “Sow Good” logo trademarks to be among our most valuable intellectual property assets. We also believe that having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. Accordingly, our products are marketed and sold uniformly under the registered trademark “Sow Good.” We expect to continue to invest in our trademark portfolio as we introduce new products and seek to build and protect our brand.

As of December 31, 2023, we owned two U.S. trademark registrations and had six pending U.S. trademark applications. Further, we have two registered domain names, www.thisissowgood.com and www.sowginc.com. The information contained on or accessed through our websites does not constitute part of this report.

We also rely on unpatented proprietary expertise, recipes, and formulations, as well as other trade secrets and copyright protection, to maintain and improve our competitive position. We treat the confidential specifics of our marketing, promotions, and products as trade secrets, and information we work to keep confidential. In addition, we treat our proprietary information related to formulas, processes, know-how, and methods used in our production and manufacturing as trade secrets, and information we work to keep confidential. We have taken reasonable measures to keep each of these items, as well as our business and marketing plans, customer lists, and contracts, reasonably protected and secure.

While there is no active litigation involving any of our trademarks or other intellectual property rights, we may be required to enforce or defend our intellectual property rights against third parties in the future. For additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us, refer to the section entitled “Risk Factors-Risks Related to Our Intellectual Property, Information Technology, and Privacy.”

Security, Privacy and Data Protection

The regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements across our business. Various federal, state, and foreign legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, information security, and consumer protection. We must comply with increasingly complex and rigorous laws and regulations regarding privacy and the collection, storage, use, processing, transfer, transmission, disclosure, and protection of personal and other data, which require us, among other things, to maintain reasonable and appropriate data security measures and to provide timely notice to individuals and regulators in the event that such personal information is compromised.

Earning and maintaining the trust of our customers, consumers, supply chain partners, employees, and securityholders is critical to the success and growth of our business, and we take significant measures to protect the privacy and security of their personal data and to comply with applicable laws. We have established and maintain an information security program, which is aligned with applicable standards and regulations, including Payment Card Industry Data Security Standard (“PCI-DSS”). In November 2020, California voters passed the California Privacy Rights Act (“CPRA”), which became fully effective on January 1, 2023. The CPRA imposed additional data privacy compliance requirements on companies covered by the legislation, including the expansion of consumers’ rights with respect to certain sensitive personal information. The CPRA also established a new regulatory agency dedicated to enforcing the requirements of the California Consumer Privacy Act (“CCPA”) and CPRA. The effects of the CCPA and CPRA may require us to continue to materially modify our data processing practices and policies and to incur substantial compliance-related costs and expenses. We must also comply with laws on advertising, including the Telephone Consumer Protection Act (“TCPA”) the Telemarketing Sales Rule, and Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”).

Our team of professionals works to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve our information security. These steps include data encryption in transit and at rest, network security, limiting and authorizing access controls, and multi-factor authentication for access to systems with data. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our corporate and production infrastructure. In addition, we take appropriate steps to help ensure that appropriate security measures are maintained by the third-party vendors we use, including by conducting security reviews.

Government Regulation

The food industry is highly regulated. We, our co-manufacturers, and our suppliers are subject to extensive laws and regulations in the United States by federal, state, and local government authorities, or by federal, state, and local government authorities in other jurisdictions where they are located. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and the protection of the environment.

Our business is subject to extensive regulation by the FDA and the U.S. Federal Trade Commission (“FTC”), and other federal, state, and local authorities in the United States, and any other jurisdictions in which we may manufacture or sell our products. Specifically, in the United States, we and our products are subject to the requirements of the FDA and regulations promulgated thereby. This comprehensive regulatory program governs the manufacturing, nutritional value, composition and ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, GMPs, and supplier verification requirements. Our processing facilities, including those of our co-manufacturers, are subject to periodic inspection by foreign, federal, state, and local authorities. For example, our Irving, Texas facility is subject to periodic inspections by the FDA and Occupational Safety and Health Administration to evaluate compliance with certain applicable requirements. In the instances where we do not control the manufacturing processes of our products, we rely upon our co-manufacturers for compliance with GMPs for the manufacturing of our products conducted by our co-manufacturers. We seek to comply with applicable laws and regulations through a combination of employing internal experience and expert personnel to monitor quality-assurance compliance, and we contract with third-party laboratories that conduct analyses of new products to establish nutrition labeling information and to help identify certain potential contaminants before distribution.

The FDA’s Foreign Supplier Verification Program requires that the U.S. owner or consignee of imported food take steps to verify that the foreign supplier of imported food is manufacturing the food in accordance with FDA requirements, that the importer understand what hazards the foreign supplier is controlling and how those hazards are controlled, and that this oversight program is documented. The regulation is being implemented using a tiered series of compliance dates based on the size of the U.S. importer and the foreign supplier. We have developed a program that we believe is in compliance with this regulation and are monitoring its ongoing implementation.

The FDA also requires that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and not misleading. Similarly, the FTC requires that our marketing and advertising be truthful, not misleading, and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements and our representations are not misleading. Further, we must comply with additional laws impacting our advertising, including the TCPA, the Telemarketing Sales Rule, and the CAN-SPAM Act.

In addition to federal regulatory requirements in the United States, certain states impose their own manufacturing and labeling requirements. For example, every state in which our products are manufactured requires facility registration with the relevant state food safety agency, and those facilities are subject to state inspection as well as federal inspection. Further, states can impose state-specific labeling requirements, such as Proposition 65 in California.

We are currently subject to international laws and regulations where we manufacture our products, and to the extent we commence selling and distributing our products internationally, we will become subject to additional laws and regulations.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations, and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers and suppliers, are also subject to various laws and regulations relating to environmental protection and worker health and safety matters.

Although we have implemented policies and procedures designed to comply with existing laws and regulations, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations, or other regulatory enforcement actions.

Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently engaged in any material legal proceedings.

Corporate Information

We were incorporated in Delaware in April 2010 and became a publicly traded company when our shares began trading on July 1, 2010. Prior to April 2, 2012, the Company name was Ante5, Inc., which became an independent company in April 2010. From October 2010 through August 2019, we were engaged in the business of acquiring oil and gas leases and participated in the drilling of wells in the Bakken and Three Forks trends in North Dakota and Montana and managing similar assets for third parties under the name Black Ridge Oil & Gas, Inc. In December 2012, we reincorporated in Nevada. Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. to Sow Good Inc. to pursue the freeze dried fruits and vegetables business as acquired with our October 1, 2020 acquisition of S-FDF, LLC. On May 5, 2021, the Company announced the launch of our freeze dried CPG food brand, Sow Good. Effective February 15, 2024, we reincorporated to the State of Delaware from the State of Nevada pursuant to a plan of conversion.

Our principal executive offices are located at 1440 N. Union Bower Road, Irving, Texas 75061, and our telephone number is (214) 623-6055. Our website addresses are www.thisissowgood.com and www.sowginc.com. Information contained on, or that can be accessed through, our websites are not incorporated by reference into this report, and you should not consider information on our websites to be part of this report.

Available Information – Reports to Security Holders

Our website addresses are www.thisissowgood.com and www.sowginc.com. We make available on our www.sowginc.com website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports after we electronically file those materials with, or furnish those materials to, the SEC, along with certain other materials. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

ITEM 1A.  RISK FACTORS

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in the Company. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

●

We have a limited operating history in our current form and have incurred significant operating losses. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.

●	Our rapid growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.
●	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
●

We have previously identified material weaknesses and significant deficiencies in our internal control over financial reporting for our financial year ended December 31, 2022. If we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

●

The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If our competitors are more successful or offer better value to consumers, our business could decline.

●

Failure to maintain sufficient internal production capacity, source appropriate external production capacity, or to enter into third-party agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs and capital expenditures.

●	Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
●

We rely on a small number of suppliers to provide our raw materials for certain of our treats, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

●	Consumer preferences for our products, or for freeze dried candy generally could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
●	Any damage to our reputation or brand image could adversely affect our business or financial results.
●	Fluctuations in various food and supply, transportation and shipping costs could adversely affect our operating results.
●	We may not be able to protect our intellectual property and proprietary technology adequately, which may impact our commercial success.
●	Food safety concerns and concerns about the health risk of our products may have an adverse effect on our business.
●

Our ability to maintain and expand our distribution network and attract consumers, customers, distributors, retailers and brokers will depend on a number of factors, some of which are outside our control.

●	Our success depends in part on the effectiveness of our digital marketing strategy and the expansion of our social media presence, but there are risks associated with these efforts.
●	Failure to manage inventory at optimal levels could adversely affect our business, financial condition and results of operations.
●

Information security events, or real or perceived errors, failures, or bugs in our systems; other technology disruptions; or failure to comply with laws and regulations relating to information security could negatively impact our business, our reputation and our relationships with customers.

●

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

●

Our operations are subject to regulation by the FDA and other federal, state, and local authorities in the U.S., and in any other jurisdictions in which we may sell our products, and there is no assurance that we will be in compliance with all laws and regulations.

●	Our common stock is currently quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.
●	The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.
●	We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future.
●	We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
●

Our business depends substantially on the continuing efforts of our senior management and other key personnel, including Ira and Claudia Goldfarb, our Executive Chairman and the Chief Executive Officer, respectively, and our business may be severely disrupted if we lose their services.

●	A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.
●	The failure to successfully integrate newly acquired products or businesses could negatively impact our profitability.

Risks Related to Our Operating History, Financial Position and Capital Needs

We have a limited operating history in our current form and have incurred significant operating losses. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.

Sow Good was formed and commenced commercial sales of our products in 2021, and in 2023 we started producing and commercializing our freeze dried candy treats, including our Sow Good freeze dried candy line and our Crunch Cream line. On October 1, 2020, we completed our acquisition of S-FDF, LLC (the “Seller”), a Texas limited liability company, pursuant to an Asset Purchase Agreement, between the Company and the Seller, dated June 9, 2020, as subsequently amended effective October 1, 2020 (the “Asset Purchase Agreement”). The assets we purchased under the Asset Purchase Agreement were of a development stage business without any major customers or history of operations upon which to forecast future business trends. As a result, we have a limited operating history and limited experience manufacturing and selling our products, establishing relationships with consumers, customers, suppliers, vendors and distributors and building our brand reputation. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future. If we do not address these risks and uncertainties successfully, our operating results could differ materially from our estimates and forecasts, and from the expectations of investors or analysts, which could harm our business and result in a decline in the trading price of our common stock.

As a developing company, we will need to adopt and implement a plan to increase awareness of our products, secure distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships. It is likely our strategic priorities will need to evolve over time and our business would be materially and adversely affected if we do not properly adapt our strategies to our changing needs and changes in the market. As our operations develop and grow, we expect to experience significant increases in our working capital requirements. Even if we obtain additional capital and achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

In the years ended December 31, 2023 and 2022, we incurred net losses of approximately $3.1 million and $12.1 million, respectively. We anticipate our operating expenses and capital expenditures will increase substantially in the foreseeable future as we seek to expand our retail distribution, invest in our approach to build brand awareness, leverage our product development capabilities, and invest in production capacity and automation. As a result of our continuing investments to expand our business in these and other areas, we expect our expenses to increase significantly, and we may not achieve profitability in the foreseeable future. Even if we are successful in broadening our consumer base, and increasing revenues from new and existing customers, we may not be able to generate additional revenues in amounts that are sufficient to cover our expenses. We may incur significant losses for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this filing. We cannot assure you that we will continue to achieve profitability in the future or that we will sustain profitability over any particular period of time.

We may need additional funding in order to fund our existing commercial operations, commercialize new products and grow our business.

To date, we have financed our operations through private placements of our equity, equity-linked and debt securities. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and manufacturing capabilities. Our long-term growth and success are dependent upon our ability ultimately to expand our manufacturing capacity and generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business, to a greater extent than we can with our existing financial resources.

Based on our current business plan, we believe our current cash and cash equivalents and cash receipts from sales, will enable us to conduct our planned operations for at least the next twelve months. If our available cash balances, net proceeds from anticipated offerings/or anticipated cash flow from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products or due to other risks described herein, we may seek to sell common stock or other securities, enter into an additional credit facility or seek another form of third-party funding, including debt financing. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing stockholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	provide for additional capacity;

•	increase our sales and marketing efforts and address competitive developments;

•	provide for supply and inventory costs;

•	fund development and marketing efforts of any future products or additional features to then-current products;

•	acquire, license or invest in new technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve gross margins;

•	the cost of expanding our operations and offerings, including our sales and marketing efforts;

•	the effect of competing market developments; and

•	costs related to international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of shares of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of shares of our common stock. The terms of any debt securities issued or borrowings made pursuant to a credit agreement could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

Our rapid growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

Our revenues grew from approximately $88.4 thousand for the year ended December 31, 2021 to approximately $428.1 thousand for the year ended December 31, 2022 and approximately $16.1 million for the year ended December 31, 2023. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

•	expand our production capacity;

•	increase awareness of our brand;

•	expand our existing channels of distribution;

•	develop additional channels of distribution;

•	grow our customer base;

•	cost-effectively increase online sales at our direct website and third-party marketplaces;

•	effectively introduce new products;

•	manufacture at a scale that satisfies future demand; and

•	effectively source key raw materials.

We may not successfully accomplish any of these objectives. In addition, we may face increased competition from current or new competitors that may reduce our market share and thereby limit our growth. Since the initial commercialization of our freeze dried candy treats in March 2023, we have not yet demonstrated the ability to sustain rapid growth over a long period of time or achieve profitability at scale. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously achieved profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Our rapid growth has placed and may continue to place significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. We must continue to refine and expand our business capabilities, including in sales, marketing, product development, information technology, equipment, facilities and personnel, as well as our systems and processes and our access to financing sources. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures. As we grow, we must continue to hire, train, supervise and manage new employees.

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

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

•	maintain a low cost of customer acquisition relative to customer lifetime value;

•	identify products that will be viewed favorably by customers;

•	enhance our facilities and purchase additional equipment at our facility in Irving, Texas; and

•	successfully hire, train and motivate additional employees, including additional personnel for our production, sales and marketing efforts and our finance and accounting functions.

The expansion of our products and customer base may result in increases in our overhead and selling expenses. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations and financial condition.

We have previously identified material weaknesses and significant deficiencies in our internal control over financial reporting for our financial year ended December 31, 2022. If we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in our financial reports and the market price of our common stock could be adversely affected.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believed that, as of December 31, 2022, our internal control over financial reporting was ineffective based on those criteria. As a small company with limited resources that is mainly focused on the development and sales of our freeze dried treats, the Company did not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This resulted in certain audit adjustments and management believed that there may be a possibility for a material misstatement to occur in future periods while it employed the current number of personnel in its finance department.

To address and fully remediate this material weakness, management performed additional analyses and other procedures to ensure that the financial statements for the year ended December 31, 2022 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Additionally, our remediation efforts for this material weakness included the hiring of additional staff members in our accounting and finance departments in 2023. As of December 31, 2023, management considered this material weakness fully remediated.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, maintaining effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

We must continue to improve our internal control over financial reporting. Once we are no longer considered to be a smaller reporting company, our management will then be required to make a formal assessment of the effectiveness of our internal control over financial reporting pursuant to Sarbanes-Oxley Act Section 404(a), and we may in the future be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act.

We cannot assure you that there are not, and will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain these and other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Our Business and Industry

The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If our competitors are more successful or offer better value to consumers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other retailers in the market in which we operate. We compete with large national and regional food retail companies, some of which have greater financial and operational resources than us, and with smaller local retailers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage relative to certain of our large national and regional competitors whose operations are more geographically diversified than ours.

Increased competition could hurt our business. The freeze dried candy is fragmented and in its early stages of development, but it is becoming increasingly competitive. New competitors may easily enter the freeze dried candy market on which we are focused. The competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in our market segment to increase.

If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected. We can provide no assurance that we will be able to continue to compete successfully in any of our markets. Our inability to continue to compete successfully in any of our markets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Failure to maintain sufficient internal production capacity, source appropriate external production capacity, or to enter into third-party agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs and capital expenditures.

We intend to rely on internal production capacity and third-party co-manufacturers to fulfill our growing production needs and meet demand for our treats. We have plans to expand our own production facilities, but in the short-term may need to increase our reliance on third parties to provide production and supply certain services for a number of our products. A failure by us or our co-manufacturers to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into additional co-manufacturing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. In addition, we will likely need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

We intend to rely on international co-manufacturers to provide us with a portion of our production capacity. The terms of these co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Any of the co-manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.

An interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics (such as COVID-19), the outbreak of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of competent, high-quality co-manufacturers in the industry that meet our strict quality and control standards, and as we seek to continue to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Additionally, as we expand our operations internationally, we will need to further develop relationships with co-manufacturers overseas to meet sales demand, and there can be no assurance that we will be able to successfully do so. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products, product extensions and expanded operations could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on a small number of suppliers to provide our raw materials for certain of our treats, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality ingredients will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export or import materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to an interruption in our ability to import our products until we found another source that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would have an adverse effect on our results of operations.

During the year ended December 31, 2023, three key suppliers, Redstone Foods, Albanese and Jiangsu Shengifan Foodstuff accounted for approximately 61% of our total raw material and packaging purchases. Additionally, we do not have any contractual obligations for the continued supply of raw material and packaging from these key suppliers. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. While we have not had supply chain disruptions to date, and believe that we can quickly find additional sources for our raw material and packaging, in the event that our supply from our current suppliers is interrupted, our operations may be interrupted in the interim resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify one or more alternative suppliers.

The challenges of competing with other non-chocolate confectionary businesses may result in reductions in our revenue and operating margins.

The retail food industry is very competitive, and particularly so in the non-chocolate confectionary segment. We compete with many companies on the basis of taste, quality and price of product offered, and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences away from products like ours, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and operating margins by forcing us to reduce our prices on similar product offerings in order to remain competitive. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition. Recently there has been a significant increase in labor costs.

We have been able to compete successfully by differentiating ourselves from our competitors by providing an expanding selection of freeze dried treats, competitive pricing and convenience. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing, and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater revenues and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate revenues from those customer bases more effectively than we are able to execute upon. There can be no assurance that we will be able to successfully compete against these competitors.

We expect competition in the non-chocolate confectionary and freeze dried candy segments generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;

•	the number of products that we feature on our website;

•	the quality and responsiveness of customer service;

•	our selling and marketing efforts;

•	the quality and price of the products that we offer;

•	the convenience of the shopping experience that we provide;

•	our ability to distribute our products and manage our operations; and

•	our reputation and brand strength.

Given the rapid changes affecting the global, national, and regional economies generally and the food and beverage industry, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in consumer preferences, laws and regulations, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

If we fail to compete successfully in this market, our business, financial condition, and results of operations would be materially and adversely affected.

Consumer preferences for our products, or for freeze dried candy generally could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.

Our business is focused on the development, manufacture, marketing, and sale of freeze dried treats. Consumer preferences, and therefore demand for our products, could change rapidly as a result of a number of factors, including consumer demand for specific nutritional content, dietary habits, or restrictions, including perceptions regarding food quality, concerns regarding the health effects of certain ingredients or macronutrient ratios, shifts in preferences for product attributes, laws and regulations governing product claims, brand reputation and loyalty, and product pricing. Further, freeze dried candy as a market entrant is in its nascent stage and may not see wide-spread acceptance. A significant shift in consumer demand away from our products, or towards competitive products, could limit our product sales, reduce our market share, and negatively impact our brand reputation, any of which could adversely affect our business, operating results, and financial condition.

If we fail to grow the value and enhance the visibility of our brand, our business could suffer.

While we believe we have a strong brand reputation, a key component of our growth strategy involves growing the value and enhancing the visibility of our “Sow Good” brand. Our ability to maintain, position and enhance our brand will depend on a number of factors, including the market acceptance of our current and future product offerings, the nutritional content of our products, food quality and safety, quality assurance, our advertising and marketing efforts, and our ability to build relationships with customers and consumers. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is often based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers, or consumers, could significantly reduce the value of our brand and harm our business.

Any damage to our reputation or brand image could adversely affect our business or financial results.

Maintaining a good reputation is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for our operations, the views of management and other stakeholders, our impact on the environment, public pressure from investors or policy groups to change our policies, consumer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including opportunities we choose to forego due to management philosophy, consumer perceptions of our use of social media, or consumer perceptions of statements made by us, our employees and executives, agents or other third-parties. Negative publicity, including as a result of the social or political views of our management, employees, customers or vendors, or misconduct by our consumers, customers, vendors or employees, can also spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of consumer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

Fluctuations in various food and supply, transportation and shipping costs could adversely affect our operating results.

Supplies and prices of the ingredients that we are going to use to may be affected by a variety of factors, such as weather conditions (including the effects of climate change), natural disasters, seasonal fluctuations, demand, politics and economics in the production areas. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits.

We rely on our suppliers to meet our quality standards and to supply ingredients and other products in a timely and safe manner, and in accordance with our product specifications. We have developed and implemented a series of measures to ensure the safety and quality of our third-party supplied products, including using contract specifications, certificates of analysis for some products or ingredients, sample testing by suppliers, and sensory based testing. However, no safety and quality measures can eliminate the possibility that suppliers may provide us with products that are inconsistent with our specifications, below our quality standards, improperly labeled, or unsafe for consumption. If this was to occur, in addition to the risks associated with negative customer and consumer experiences, we could face the possible seizure or recall of our products, or the imposition of civil or criminal sanctions, any of which could have an adverse impact on our business.

In addition, the price of candy, which is currently our main ingredient in our products, can be volatile. The candy of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any candy that we are going to use in our products could have a significant adverse effect on our profitability. We cannot assure you that we will be able to secure our candy supply. In addition, we may face limits on the ability to source some of the candy for our freeze dried treats.

In addition, our costs are affected by general inflationary pressures related to transportation and shipping costs, particularly to the extent we have additional retail sales and smaller order quantities. Such inflationary pressures could be passed on to the customer and could cause the price of our products to increase, which may impact the attractiveness of our freeze dried treats relative to other candy or snack options with cost sensitive consumers. We are also subject to a reduction in our profitability due to increased labor costs for our employees. As we look to expand our distribution and market, we may not be able to increase our sales prices to absorb these costs. We cannot provide assurances that we will be able to maintain profitability consistent with our goals. As we plan for the acquisition of additional freeze driers, we also anticipate that the costs for this equipment will be more than as well as the lead time to receive the equipment once ordered will be longer than we have planned. This could increase our capital needs and also delay our ability to ramp up production in a timely manner to correspond to demand.

In addition, we purchase and use significant quantities of cardboard, film, and plastic to package our products. The costs of these products may also fluctuate based on a number of factors beyond our control, including changes in the competitive environment, availability of substitute materials, and macroeconomic conditions. If we are not successful in managing our raw material and packaging costs, if we are unable to increase our prices to fully or partially offset the increased costs, or if such price increases reduce our sales volumes, then such cost increases will adversely affect our operating results.

We may not be able to protect our intellectual property and proprietary technology adequately, which may impact our commercial success.

We believe that our intellectual property and proprietary technology has substantial value and has contributed significantly to the success of our business. We rely on a combination of copyrights, trademarks, trade dress, trade secrets, and trademarks laws, as well as confidentiality agreements and other contractual restrictions, to protect our intellectual property. However, these legal means afford only limited protection and may not adequately protect our intellectual property or permit us to gain or keep any competitive advantage.

Our trademarks, including our Sow Good logo, are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We also rely on unpatented proprietary expertise, recipes and formulations, and other trade secrets and copyright protection to develop and maintain our competitive position. Our continued success depends in part upon our ability to protect and preserve our intellectual property.

Our confidentiality agreements with our employees, consultants, independent contractors and suppliers generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our manufacturing know-how and process has been implemented by or with our co-manufacturers. As a result, we may not be able to prevent others from using similar processes, which could adversely affect our business. In addition, we have not historically obtained confidentiality agreements or invention assignment agreements from all employees and consultants, which could impact our ability to protect our intellectual property and proprietary technology.

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future, or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect customers’ or consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property, or force us to enter into licenses with others.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights.

Our commercial success depends on our ability to develop and commercialize our products without infringing the intellectual property or proprietary rights of third parties. However, from time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. Whether merited or not, we may face allegations that we or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties.

It may also be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources, and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products, obtain licenses, modify our products while we develop non-infringing substitutes, or incur substantial damages, settlement costs, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees, or grant cross-licenses to intellectual property rights for our products and solutions. We may also have to redesign our products so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed intellectual property, license the intellectual property on reasonable terms, or obtain similar intellectual property from another source, our revenue and earnings could be adversely impacted.

Further, some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. And even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.

Food safety concerns and concerns about the health risk of our products may have an adverse effect on our business.

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe and high-quality treats. However, foodborne illnesses and other food safety issues have occurred in the retail food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that foodborne illness incidents could be caused by factors outside of our control. A failure or perceived failure to meet our quality or safety standards, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations or those of our co-manufacturers, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with such co-manufacturers, distributors, or suppliers, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.

Noncompliance with applicable food product quality and safety regulations can result in enforcement action by applicable regulatory agencies, including product recalls, market withdrawals, product seizures, warning letters, injunctions, or criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid by us, which would affect our results of operations and financial condition. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us.

In addition, there is increasing consumer awareness of, and increased media coverage on, the alleged adverse health impacts of consumption of various food products globally. Our products contain fats, sugar and other compounds and allergens, the health effects of which are the subject of public scrutiny, including the suggestion that excessive consumption of sugar and other compounds can lead to a variety of adverse health effects. An unfavorable report on the health effects of certain compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our products. Additionally, there may be new laws and regulations that could impact the ingredients and nutritional content of our product offerings, or laws and regulations requiring us to disclose the nutritional content of our product offerings or otherwise restrict sales of our treats. A decrease in consumer traffic as a result of these health concerns, laws or regulations or negative publicity could materially and adversely affect our business.

Product liability exposure may subject us to significant liability.

We may face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. In addition, customers may stop placing or cancel orders for such products as a result of such events.

Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness or death to a consumer, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could cause consumers to lose confidence in the safety and quality of our products. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability and product recall insurance in an amount that we believe to be consistent with market practice, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We have no control over our products once purchased by consumers. Accordingly, consumers may store or prepare our products in a manner that is inconsistent with our directions or store our products for longer than approved periods of time, which may adversely affect the quality and safety of our products.

Although we believe our insurance coverage to be adequate and consistent with industry practice, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. Further, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period, we could incur costs and suffer losses. Inventory, equipment, and business interruption losses may not be covered by our insurance policies. Additionally, insurance coverage may not be available to us at commercially acceptable premiums in the future, or at all.

Overall, we may not be able to avoid significant product liability exposure. A product liability claim could hurt our financial performance. Even if we ultimately avoid financial liability for this type of exposure, we may incur significant costs in defending ourselves that could hurt our financial performance and condition.

Our ability to maintain and expand our distribution network and attract consumers, customers, distributors, retailers and brokers will depend on a number of factors, some of which are outside our control.

We sell a substantial portion of our products through retailers such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K, and distributors such as Redstone Foods, CB Distributors and Alpine Foods, and online through our website. The largest four purchasers of our products for the year ended December 31, 2023 were Five Below, CB Distributors, Redstone Foods, and Alpine Foods, accounting for approximately 82% of our revenues for that period.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with one of our key retailers or a disruption to any one of our sales channels could have a material adverse effect on our business. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

In addition, we may not be able to successfully manage all or any of the following factors in any of our current or prospective geographic areas of distribution:

•	the level of demand for our brands and product types;

•	our ability to price our products at levels competitive with those of competing products; and

•	our ability to deliver products in the quantity and at the time ordered by consumers, distributors, retailers and brokers.

Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

Further, if we are required to obtain additional or alternative distribution agreements or arrangements with our distributors or retailers in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

Our customers generally are not obligated to continue purchasing products from us.

Most of our customers are retailers or distributors that buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition or results of operations.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, union activities, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

Our success depends in part on the effectiveness of our digital marketing strategy and the expansion of our social media presence, but there are risks associated with these efforts.

Our digital marketing strategy is integral to our business, as well as to the achievement of our growth strategies. Maintaining, positioning, and enhancing our brand will depend in part on the success of our marketing efforts. As part of these efforts, we rely on social media and other digital marketing to retain customers, attract new customers and consumers to our brand, and enhance the overall visibility of our brand in the market. However, there are a variety of risks associated with these efforts, including the potential for negative comments about or incidents involving us, whether or not accurate, as well as the potential for the improper disclosure of proprietary information about us or consumers. In addition, there is a risk of the U.S. Federal Trade Commission (“FTC”), or other government agency, or other litigation claiming that our marketing does not meet applicable legal requirements or guidance, is not truthful, is misleading, or is unfair or deceptive to consumers. Further, the growing use of social and digital media may increase the speed and extent that information, or misinformation, and opinions about us and our products can be shared. For example, many social media platforms immediately publish content created or uploaded by their participants, often without filters or checks regarding the accuracy of the content posted. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation, as well as our significant social media presence. In addition, the misuse of social media and digital marketing platforms by us, our employees, customers, consumers, social media influencers, or business partners could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. If we do not maintain and enhance the favorable perception of our brand, we may not be able to increase product sales, which could prevent us from achieving our strategic objectives.

Any failure to adequately store, maintain and deliver our products could materially adversely affect our business, reputation, financial condition, and operating results.

Our ability to adequately store, maintain, and deliver our products is critical to our business. Keeping our food products at specific temperatures and humidity levels maintains food safety and quality. In the event of extended power outages, labor disruptions, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our third-party delivery trucks, or other circumstances, our inability to store inventory at appropriate temperatures and low humidity could result in significant product inventory losses, as well as increased risk of food-borne illnesses and other food safety incidents. Improper handling or storage of food by a customer, without any involvement or fault of ours or our retail customers, could result in food-borne illnesses, which could result in negative publicity and harm to our brand and reputation. Any failure to adequately store, maintain, or transport our products could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, reputation, financial condition, and operating results.

Failure to manage inventory at optimal levels could adversely affect our business, financial condition and results of operations.

We are required to manage a large volume of inventory of products effectively for our business. We depend on our forecasts for the anticipated demand for our products to make procurement plans and manage our inventory. Our forecast for demand, however, may not accurately reflect the actual market demands, which depends on a number of factors including, without limitation, launches of new products, changes in product life cycles and pricing, product defects, changes in consumer spending patterns, supplier back orders and other supplier-related issues, distributors’ and retailers’ procurement plans, as well as the volatile economic environment in the markets where we sell our products. In addition, when we launch a new product with new components or raw material, it may be difficult to establish relationships, determine appropriate raw material and product selection, and accurately forecast market demand for such product. We cannot assure you that we will be able to maintain proper inventory levels for our business at all times, and any such failure may have a material and adverse effect on our business, financial condition and results of operations.

Inventory levels in excess of distributor and/or consumer demand may result in inventory write-downs or an increase in inventory holding costs and a potential negative effect on our liquidity. As we plan to continue expanding our product offerings, we expect to include more products in our inventory, which will make it more challenging for us to manage our inventory effectively and will put more pressure on our storing system. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, we may be required to lower sale prices in order to reduce inventory level, which may lead to lower gross margins. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. Any of the above may materially and adversely affect our results of operations and financial condition.

Conversely, if we underestimate distributor or consumer demand, or if our supplier fails to provide products to us in a timely manner, we may experience inventory shortages, which may, in turn, require us to purchase our products at higher costs, result in unfulfilled product orders, leading to a negative impact on our financial condition and our relationships with distributors or consumers. Under-stocking can lead to missed sales opportunities, while over-stocking could result in inventory depreciation and decreased shelf space for products that are in higher demand. These results could adversely affect our business, financial condition and results of operations.

Information security events, or real or perceived errors, failures, or bugs in our systems; other technology disruptions; or failure to comply with laws and regulations relating to information security could negatively impact our business, our reputation and our relationships with customers.

Our continued success depends in part on our systems, applications, and software continuing to operate to meet our business demands. We rely on information technology systems and infrastructure for substantially all aspects of our business operations. We use mobile applications, social networking, and other online activities to connect with our customers, consumers, suppliers, and employees. Our business involves the storage and transmission of confidential information and intellectual property, including information pertaining to customers, consumers, vendors, distributors, and suppliers, and employees. We also may maintain financial and strategic information about us and our business partners. Further, as we pursue new initiatives that enhance our operations and cost structure, potentially including acquisitions, we may also be required to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Like all technology and information systems, such use gives rise to cybersecurity risks, including security incidents, espionage, system disruption through material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, theft, and inadvertent release of information. Our technology and information systems may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware, and similar incidents or disruptions from unauthorized access or use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays, or website or mobile app shutdowns. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. If we fail to assess and identify cybersecurity risks associated with new initiatives or acquisitions, we may become increasingly vulnerable to such risks.

While we have implemented measures designed to prevent security incidents and cyber attacks, our preventative measures and incident response efforts may not be effective. The theft, destruction, loss, misappropriation, misuse, or release of sensitive or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, reputational harm, violation of privacy laws, loss of customers, and liability, all of which could have a material adverse effect on our business, operating results, and financial condition. Additionally, as a result of a security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities. Moreover, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of laws and regulations relating to the unauthorized access to, or acquisition, use, or disclosure of personal information.

Further, our operations depend on the continuing and efficient operation of our information technology, communications systems and infrastructure, and on cloud-based platforms, including platforms operated by vendors. Any of these systems and infrastructure are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at a cloud- based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business. Although we have invested in the protection of data and information technology, there can be no assurances that our efforts will protect us against significant breakdowns, breaches in our systems, or other cyber incidents that could have a material adverse effect on our reputation, business, operations, or financial condition of the company.

Our collection, use, and disclosure of information, including personal information, is subject to federal, state and foreign privacy and security regulations and binding industry standards; new or changed regulations could impose significant costs to our operation and failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.

We are subject to numerous federal, state and local rules and regulations relating to the collection, processing, storing, sharing, disclosure, use, and security of personal information and other data. We also are or may in the future be subject to contractual obligations to protect data. We strive to comply with applicable laws, contractual obligations, and our own policies pertaining to the processing of personal information. Nevertheless, such laws, regulations, and other obligations may require us to change our business practices and may negatively impact our ability to expand our business and pursue business opportunities. We may incur significant expenses to comply with the laws, regulations, and other obligations that apply to us. Additionally, the privacy- and data protection-related laws, rules, and regulations applicable to us may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our practices do not comply.

Several U.S. jurisdictions have passed omnibus privacy laws that apply to us now or may apply in the future as we grow and expand, and other jurisdictions are considering imposing additional restrictions. Examples include the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (collectively, “CPRA”). Since the passage of the CCPA, more than ten (10) U.S. states have enacted omnibus privacy laws, which will go into effect at varying dates through 2026. The CCPA and other state omnibus laws provide consumers with substantial rights over their personal information, impose notice obligations on companies, and require companies to implement programs to manage such rights. As Company operates in the business-to-business space, Company will not be directly subject to the majority of the enacted state omnibus privacy laws. Nonetheless, to the extent that certain of these laws are applicable to us, and to the extent that other states enact laws in the future that are or may be applicable to us, we will need to expend resources to evaluate such regulations and implement compliance solutions. If we engage in email marketing or certain telemarketing activities, we will be subject to issue-specific laws pertaining to the use of information, including laws on marketing and advertising, such as the Telephone Consumer Protection Act and the Telemarketing Sales Rule and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and their state counterparts.

Further, if our operations bring us into the scope of non-U.S. privacy and data protection regulations, we may be subject to additional privacy and data protection regulations, which may require us to spend resources to comply with such programs and expose us to risk for any actual or perceived failure to comply.

We also are or may be subject to binding industry standards, including the Payment Card Industry Data Security Standard (“PCI-DSS”), due to our acceptance of payment cards. If we or our payment processors fail to comply with the PCI-DSS, we may incur significant fines or liability and lose access to major payment card systems. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Any failure or perceived failure by us to comply with privacy or data protection laws, policies, or industry standards or any security incident that results in the unauthorized release of personal information may result in governmental enforcement actions and investigations, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security incident, such violations may also put us in breach of our obligations under privacy laws and regulations and/or could in turn have a material adverse effect on our business.

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

As part of our growth strategy, we expect to continue to expand our international operations and manufacturing capacity, and provide our treats in additional languages and on-board new customers outside the U.S. Any new markets or countries into which we attempt to conduct business and sell our treats may not be receptive to our business development activities. We believe that our ability to attract new customers is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.

Our international operations also subject us to a variety of additional risks and challenges, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions;

•

providing our treats and operating our business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify our marketing and products to ensure that they are culturally appropriate and relevant in different countries;

•	compliance with non-U.S. data privacy, protection and security laws, rules and regulations, including data localization requirements, and the risks and costs of non-compliance;

•	legislative changes that may impose fines or other penalties for failure to comply with certain content removal, law enforcement cooperation and disclosure obligations;

•	longer payment cycles and difficulties enforcing agreements, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	hiring, training, motivating and retaining highly-qualified personnel, while maintaining our unique corporate culture;

•	increased financial accounting and reporting burdens and complexities;

•	longer sales cycles;

•	requirements or preferences for domestic products;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services;

•	political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world;

•	changes in a specific country’s or region’s political or economic conditions;

•

compliance with laws and regulations for non-U.S. operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our treats and develop our business in certain non-U.S. markets, and the risks and costs of non-compliance;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our consolidated financial statements;

•

heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our consolidated financial statements;

•	fluctuations in currency exchange rates and related effects on our results of operations;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	new and different sources of competition;

•	differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•	the need for localized subscription agreements;

•	the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;

•	increased reliance on channel partners;

•	reduced protection for intellectual property rights in certain non-U.S. countries and practical difficulties of obtaining, maintaining, protecting and enforcing such rights abroad; and

•	compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

Any of these risks and challenges could adversely affect our operations, reduce our revenue or increase our operating costs, each of which could adversely affect our ability to expand our business outside of the United States and thereby our business more generally, as well as our results of operations, financial condition and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or our policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences and increased costs, including the costs associated with defending against such actions, or the prohibition of the importation or exportation of our treats, each of which could adversely affect our business, results of operations and financial condition.

Risks Related to the Regulatory Environment

Our operations are subject to regulation by the FDA and other federal, state, and local authorities in the U.S., and in any other jurisdictions in which we may sell our products, and there is no assurance that we will be in compliance with all laws and regulations.

Our operations are subject to extensive regulation by the FDA, and other federal, state, and local authorities in the U.S. and in any other jurisdictions in which we may sell our products. Specifically, for products manufactured or sold in the U.S., we are subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“GMPs”), and supplier verification requirements. Our co-manufacturers prepare and package freeze dried candies per our specifications at their processing facilities and are subject to periodic inspection by foreign, federal, state, and local authorities. If our products are not manufactured, processed, packaged and labeled in conformity with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we or our co-manufacturers may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products or result in a recall of our product, that have already been distributed. If the FDA or another regulatory authority determines that we or our suppliers or other business partners have not complied with applicable regulatory requirements, our business may be adversely impacted.

We seek to comply with applicable laws and regulations through expert personnel with experience to ensure quality-assurance compliance and contracting with third-party laboratories that conduct analyses of new products to establish nutrition labeling information and to help identify certain potential contaminants before distribution. Our existing compliance structures may be insufficient to address the current or changing regulatory environment. This may result in gaps in compliance coverage or the omission of necessary new compliance activity. The failure to comply with applicable laws and regulations, or maintain permits, licenses, or registrations relating to our or their operations, could subject us to civil remedies or penalties, including fines, injunctions, product recalls, warning letters, or restrictions on the marketing or manufacturing of products, as well as potential criminal sanctions, any of which could result in increased operating costs and reputational harm. In addition, changes to laws, regulations, or policies applicable to foods could leave us vulnerable to adverse governmental action and materially adversely affect our business, operating results, and financial condition.

Even inadvertent, non-negligent or unknowing violations of federal, state, or local regulatory requirements could expose us to adverse governmental action and materially adversely affect our business, operating results, and financial condition.

The FDCA, which governs the shipment of foods in interstate commerce, generally does not distinguish between intentional and unknowing, non-negligent violations of the law’s requirements. Most state and local laws operate similarly. Consequently, almost any deviation from subjective or objective requirements of the FDCA, or applicable state or local laws, leaves us vulnerable to a variety of administrative actions, enforcement actions, and/or civil and criminal penalties. Failure to comply with laws and regulations could materially adversely affect our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock

Our common stock is currently quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTCQB. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

•	quarterly variations in our revenues and operating expenses as we commence our production and sales;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries sales;

•	challenges associated with timely SEC filings;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	fluctuations in interest rates and the availability of capital in the capital markets;

•	significant sales of our common stock following the registration of shares;

•	any guidance we may provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	announcements of new products by us or our competitors, and competition from new or existing products;

•	addition or loss of significant customers, suppliers or other business partners;

•	new laws or regulations applicable to our business or products, or changes to the interpretation of existing laws or regulations;

•	announcements of significant acquisitions, strategic partnerships, or joint ventures by us or our competitors;

•	outcome of litigation, regulatory matters, enforcement actions, or other disputes that may arise; and

•	general economic, industry, and market conditions.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Further, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the trading prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations may negatively impact the trading price of our common stock.

In the past, companies that have experienced volatility in the trading of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings if any, to service debt, fund growth, develop our business, fund working capital needs, and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment in our common stock.

Future sales and issuances of our common stock, or securities convertible into or exercisable for our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the trading price of our common stock to decline.

In the future, we may sell shares of our common stock, or securities convertible into or exercisable for our common stock, in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue additional shares of our common stock to directors, officers, employees, and consultants pursuant to our equity incentive plans. If we sell shares of our common stock, or securities convertible into or exercisable for our common stock, in subsequent transactions, or if shares of our common stock are issued pursuant to our equity incentive plans, investors may be materially diluted. In addition, new investors in such subsequent transactions could receive securities with rights senior to those of holders of our common stock.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” under applicable SEC rules, meaning that the market value of our common stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million, or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates was less than $700.0 million. As a smaller reporting company, we have chosen to present only the two most recent years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure in this Annual Report on Form 10-K, and we have taken advantage of reduced disclosure obligations regarding executive compensation.

Our quarterly operating results may fluctuate significantly, period-to-period comparisons of our results may not be meaningful, and these fluctuations may cause the price of our common stock to decline.

Our quarterly results, including our revenues, operating expenses, operating margins, and profitability, may fluctuate significantly in the future, and period-to-period comparisons of our results may not be meaningful. Accordingly, the results of any one quarter should not be viewed as a prediction or indication of our future performance. In addition, our quarterly results may not fully reflect the underlying performance of our business.

Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	our inability to retain our existing customers, and expand sales of our products to our existing customers;

•	our ability to attract new customers and consumers to our brand, the type and amount of products purchased, and the cost of acquisition;

•	the mix of our products sold during the period, and the gross margins associated with those sales;

•	changes in our pricing policies, or those of our competitors;

•	the amount and timing of discounts, rebates, or promotional activity;

•	the amount and timing of costs and operating expenses related to the expansion of manufacturing capacity, distribution channels, production capabilities, and operational infrastructure;

•	the amount and timing of costs and operating expenses associated with developing and commercializing new products;

•	the amount and timing of costs and operating expenses related to the acquisition of businesses, assets, technologies, or intellectual property rights;

•	the timing and impact of any security breaches, service outages or other performance problems with our technology infrastructure and software solutions;

•	the timing and costs associated with legal or regulatory actions;

•	changes in the competitive dynamics of our industry, including consolidation among customers, suppliers, or competitors;

•	loss of our executive officers or other key employees;

•	trends and conditions impacting the consumer packaged goods industry, and the freeze dried goods category in particular;

•

the impacts and disruptions caused by the COVID-19 pandemic, or any other pandemics, epidemics, disease outbreak, or similar widespread public health concern on our business and operating results, or incidence of disease; and

•	general economic, political, social, and market conditions.

Fluctuations in quarterly results, or for any other period, may negatively impact the value of our common stock, regardless of whether they impact or reflect the overall performance of our business. If our quarterly results, or results for any other period, fall below the expectations of investors or any securities analysts who follow our stock, or below any guidance we may provide, the trading price of our common stock could decline substantially.

Risks Related to Accounting and Tax Matters

Changes in tax laws or regulations that are applied adversely to us in the various tax jurisdictions to which we are subject could increase the costs of our products and harm our operating results.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our business, operating results, and financial condition. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fines, and penalties, and interest for past amounts deemed to be due, any of which would harm our operating results.

Changes in existing financial accounting standards or practices may require us to restate our reported financial results or harm our operating results.

GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could lead to regulatory enforcement actions, cause investors to lose confidence in our financial reports, and result in a decline in the trading price of our common stock.

General Risks

Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

A portion of our sales come from Israel, and because of this our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. In December 2008 and January 2009 there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s border with the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel. During November 2012 and from July through August 2014, Israel was engaged in an armed conflict with a militia group and political party who controls the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel, as well as at areas more centrally located near Tel Aviv and at areas surrounding Jerusalem. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon may escalate in the future into a greater regional conflict.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations or could make it more difficult for us to raise capital. The conflict situation in Israel could also cause disruptions in our supply chain and international trade, including the export of our products. The conflict situation in Israel could also result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations in Israel or hamper our ability to raise additional funds, among others.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, including Ira and Claudia Goldfarb, our Executive Chairman and the Chief Executive Officer, respectively, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our senior management and other key employees, especially the continued contributions of Ira and Claudia Goldfarb, our Executive Chairman and Chief Executive Officer, respectively, whose knowledge, leadership and technical expertise would be difficult to replace. Our executive officers or key personnel could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees. If one or more of our senior executives is unable or unwilling to continue to work for us in the present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy.

A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. In addition, sustained periods of inflation may result in a decline in the amount of discretionary spending and otherwise hamper our gross margins. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in food products purchased, could have a material adverse effect on our revenue, results of operations, business and financial condition.

The failure to successfully integrate newly acquired products or businesses could negatively impact our profitability.

From time to time, we may consider opportunities to acquire other products or businesses that may expand the breadth of our markets or customer base. The success of future acquisitions will be dependent upon our ability to effectively integrate the acquired products and operations into our business. Integration can be complex, expensive and time-consuming. The failure to successfully integrate acquired products or businesses in a timely and cost-effective manner could materially adversely affect our business, prospects, results of operations and financial condition. The diversion of our management’s attention and any difficulties encountered in any integration process could also have a material adverse effect on our ability to manage our business. In addition, the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, any of which could adversely affect our ability to maintain the appeal of our brand and our relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of such acquisitions and could harm our financial performance. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or businesses. Additionally, an additional risk inherent in any acquisition is that we fail to realize a positive return on our investment.

Claims, legal proceedings, and other disputes could divert our management’s attention, have a negative impact on our reputation, expose us to significant liabilities, and make it more difficult to obtain insurance coverage.

From time to time, we may be party to various claims, legal proceedings, and other disputes. We evaluate these matters to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of legal proceedings may divert our management’s attention, and we may incur significant expenses in defending these matters. The results of legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these proceedings may result in adverse monetary damages, penalties, or injunctive relief against us, which could have a material adverse effect on our operating results, financial condition, and liquidity. Any legal proceedings or other disputes, even if fully indemnified or insured, could have a negative impact on our reputation, and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Further, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and amount of our recovery.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy:

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats.   The Company has designed and implemented a cybersecurity incident response plan and related processes, which is overseen by an internal information technology specialist.  Cybersecurity threats are identified and escalated to a member of Management pursuant to criteria set forth in these processes.  These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers, if any.

The audit committee of the board of directors (the “Audit Committee”) is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to management and the Company’s board of directors, as appropriate, to allow for timely decisions regarding such disclosures.  The controls and procedures subject to the Audit Committee’s oversight include processes related to managing material risks from cybersecurity threats.  Accordingly, the Company’s cybersecurity processes have been integrated into the Company’s overall processes.

Governance:

The Audit Committee operates under a written charter adopted by the Company’s board of directors.  The Audit Committee oversees, among other things, a system of internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats.   The Audit Committee is also responsible for the adequacy and effectiveness of the Company’s internal controls, including those internal controls that are designed to assess, identify, and manage material risks from cybersecurity threats.

The Audit Committee is informed of material risks, if any, from cybersecurity threats pursuant to escalation criteria set forth in the Company’s disclosure controls and procedures.   Further, at least once per quarter, a member of the Company’s Audit Committee reports material risks, if any, from cybersecurity threats to the Company’s board of directors.

The Company’s management also assess and manage material risks, if any, from cybersecurity threats.

The Audit Committee is responsible for establishing and monitoring the integrity and effectiveness of controls and other procedures, including controls and procedures related to managing material risks from cybersecurity threats, which are designed to ensure that (1) all information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis, and (2) all such information is accumulated and communicated to management and the Company’s board of directors, as appropriate, to allow for timely decisions regarding such disclosures.

The Company’s Information Technology Manager oversees the Company’s incident response plan and related processes designed to assess and manage material risks, if any, from cybersecurity threats.  The Information Technology Manager also coordinates with any consultants, auditors and other third parties to assess and manage material risks, if any, from cybersecurity threats.

The Company’s Information Technology Manager is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes. The Company's Information Technology Manager is also informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to notification criteria set forth in the Company’s contracts with third-party service providers.  Further, the Company’s Information Technology Manager is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to reports prepared by consultants, auditors, and other third parties retained by the Company, if necessary, to investigate cybersecurity incidents.

The Company’s Information Technology Manager informs the Audit Committee of cybersecurity incidents that may be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes.

The Company’s Information Technology Manager or a delegate thereof also prepares a report for the Audit Committee and the Company’s board of directors concerning material risks, if any, from cybersecurity threats at least once per quarter, and more often to the extent necessary pursuant to the escalation criteria set forth in the Company’s processes described herein.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.  For additional information concerning risks related to cybersecurity, see Item 1A. Risk Factors.

ITEM 2.  PROPERTIES

Executive Offices

We do not own any real property. Our principal executive office and manufacturing facility is located in Irving, Texas, where we lease approximately 20,945 square feet of space under a lease agreement with an entity owned entirely by Ira Goldfarb that expires in September 2025, subject to two options to extend the term of the lease for successive five-year periods. We entered into the lease agreement in connection with the closing of the Asset Purchase Agreement in October 2020.

In addition to our principal executive office and food manufacturing facility, we lease approximately 51,264 square feet and 9,900 square feet at two separate warehouse facilities located in Irving, Texas, which we use to receive, store, package, and distribute our products, as well as for office and administrative purposes.

The Company also subleases approximately 141 rentable square meters in Mexico City, Mexico, which the Company uses as office space. The term of the sublease is approximately seventeen months and does not have a renewal period.

We believe that these facilities are sufficient to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional space will be available as needed to accommodate expansion of our operations.

Delivery Commitments

We do not currently have any delivery commitments under our plan of operation.

ITEM 3.  LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we are a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

There is a limited public market for our common stock. Shares of our common stock trade on the over-the-counter market and are quoted on the OTCQB tier of the OTC Markets under the symbol “SOWG.” On March 20, 2024, the closing price of our common stock was $7.50.

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

	High	Low
Fiscal Year Ended December 31, 2023
First Quarter	$4.40	$2.00
Second Quarter	$7.00	$3.50
Third Quarter	$7.80	$3.75
Fourth Quarter	$10.05	$6.00

Fiscal Year Ended December 31, 2022
First Quarter	$3.05	$1.71
Second Quarter	$4.50	$1.85
Third Quarter	$4.05	$1.91
Fourth Quarter	$3.54	$1.75

As of March 20, 2024, there were approximately 378 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown, and 6,059,962 shares of common stock outstanding on record.

Dividend Policy

Since the inception of the Company, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors in accordance with applicable laws and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board of Directors deems relevant. Our ability to pay dividends in the future may also be limited by covenants of any future outstanding indebtedness we incur.

Equity Compensation Plan Information

Effective February 15, 2024, the 2024 Stock Incentive Plan (the “2024 Plan”) was approved by the Board and certain stockholders who hold a majority of the aggregate issued and outstanding shares of the Company’s voting stock took action by written consent to approve the 2024 Plan. The initial aggregate number of shares of the Company’s common stock available for issuance under the 2024 Plan is equal to 3,000,000 shares of common stock including the number of reserved shares not issued or subject to outstanding grants under each of the prior incentive plans as of the effective date.

Effective December 5, 2019, the 2020 Stock Incentive Plan (the “2020 Plan”) was approved by our Board. Amongst other things, the 2020 Plan authorized a total of 320,000 shares of our common stock. Subsequently, on October 1, 2020, January 4, 2021 and again on March 19, 2021, the Board approved an increase in the number of shares of common stock reserved under the 2020 Plan, from 320,000 shares to a total of 814,150 shares. On December 15, 2023, our Board approved an amendment to the 2020 Plan (the “2020 Plan Amendment”) to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,964,150 shares available for issuance under the 2020 Plan.

The following table sets forth certain information regarding our 2020 Plan as of December 31, 2023:

For the fiscal years ended December 31, 2023 and 2022, we issued 2,050,905 and 138,597 stock options pursuant to the 2020 Plan. There were 45,233 and 60,975 options cancelled or forfeited pursuant to the 2020 Plan during the years ended December 31, 2023 and 2022, respectively.

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
2,617,814	$19.39	346,336

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2023:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
2,000	$12.00	10,712

For the fiscal years ended December 31, 2023 and 2022, we issued no stock options pursuant to the 2016 Plan. There were 0 and 1,000 options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2023 and 2022.

Effective March 2, 2012, the 2012 Amended and Restated Stock Incentive Plan (the “2012 Plan”) was approved by our Board and the holders of a majority of our outstanding shares, replacing the Ante5, Inc. 2010 Stock Incentive Plan. Amongst other things, the 2012 Plan increased the number of shares reserved under the Plan to a total of 25,000 shares of our common stock. The following table sets forth certain information regarding the 2012 Plan as of December 31, 2023:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2012 Plan
999	$107.40	24,001

For the fiscal years ended December 31, 2023 and 2022, we issued no stock options pursuant to the 2012 Plan. There were 667 and 1,666 options cancelled or forfeited pursuant to the 2012 Plan during the years ended December 31, 2023 and 2022, respectively.

Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 2,291,250 shares of common stock at a weighted average strike price of $2.50, exercisable over a weighted average life of 8.51 years were outstanding as of December 31, 2023. As of December 31, 2023, the unamortized debt discounts related to these warrants were $2.1 million, which will be expensed over the life of the outstanding debts, which mature from April 24, 2024 to August 23, 2025. Amortization of warrants included in interest expense was $1.2 million and $925.8 thousand for the years ended December 31, 2023 and 2022, respectively. The warrants are being expensed over the life of the loans.

Warrants Granted

On May 11, 2023, we closed on an offering to sell $100,000 of promissory notes and warrants to purchase an aggregate 25,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on May 11, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On May 11, 2023, the Company received aggregate proceeds of $100.0 thousand from one of the Company’s Directors on the sale of these notes and warrants.

On April 25, 2023, we closed on an offering to sell up to $1.2 million of promissory notes and warrants to purchase an aggregate 300,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On April 25, 2023, the Company received aggregate proceeds of $800.0 thousand from two of the Company’s Directors and $400.0 thousand from one accredited investor on the sale of these notes and warrants.

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

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term.

On August 23, 2022, we closed on an offering to sell up to $2.5 million of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on August 23, 2025. Loans may be advanced to the Company from time to time from August 23, 2022 to the Maturity Date. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On various dates from September 29, 2022 through March 7, 2023, the Company received aggregate proceeds of $2.25 million from two of the Company’s Directors on the sale of these notes and warrants.

On April 8, 2022, warrants to purchase an aggregate 925,000 shares of common stock were issued pursuant to a private placement debt offering in which aggregate proceeds of $3.7 million were received in exchange for promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of ten years at a price of $2.35 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. A total of 780,000 of the warrants were issued to officers or directors.

Unregistered Issuance of Equity Securities

The following issuances of our securities during the year ended December 31, 2023 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On November 20, 2023 the Company entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 426,288 shares of the Company’s common stock at a price of $6.50 per share in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Proceeds to the Company from the sale of the shares were $2.8 million. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good Board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

On August 30, 2023, the Company raised $3.7 million of capital from the sale of 735,000 newly issued shares of common stock at a share price of $5.00 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good Board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report.  Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectionaries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of December 31, 2023, we have fourteen stock keeping units (“SKUs”) in our Sow Good Candy line of treats and four SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of December 31, 2023.  As of December 31, 2023, our treats are offered for sale in over 5,850 brick-and-mortar retail outlets in the United States. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas, and have entered into additional co-manufacturing arrangements in China and Colombia, that together allow us to freeze dry fourteen million units per year to our demanding quality and safety specifications. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our 194 employees dedicated to hand-packaging, as of December 31, 2023 put our treats through our hand-packed precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built four bespoke freeze driers using proprietary technology tailored specifically to our products, creating a truly state-of-the-art facility in Irving, Texas. We are in the process of fabricating and operationalizing two additional freeze driers, which we anticipate will come online in our Irving, Texas facility in the third quarter of 2024. In addition, due to strong customer demand, we have entered into co-manufacturing arrangements with third-party manufacturers whose freeze drying facilities meet our exacting production, sanitation and allergen control requirements, as well as our food quality and safety standards. Currently, all of our products manufactured by third parties are shipped to our facilities in Texas for packaging. However, we are actively searching for additional packaging facilities and additional internal freeze driers for further increased capacity.

Sow Good is led by co-founders Claudia and Ira Goldfarb, who have over a decade of manufacturing experience with an extensive freeze drying background, dedication to job creation, and proven track record of identifying and growing niche trends into everyday categories. Under their leadership, our revenues have grown from $428.1 thousand during the year ended December 31, 2022 to approximately $16.1 million for the year ended December 31, 2023, with approximately $14.6 million of that being recorded in the six-month period ended December 31, 2023.

We believe the candy category is stagnant, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity as existing at the intersection of two burgeoning categories: freeze dried candy and non-chocolate confections. According to the NCA, the non-chocolate confections market grew 13.8% in sales in 2022, exceeding $10 billion, and according to Grand View Research is forecasted to grow at a compounded annual growth rate of 5.8% from 2023 to 2030. We believe the nascent freeze dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. According to the NCA, approximately 61% of shoppers occasionally or frequently seek out products they have never purchased before. Given our exceptional performance in retail launches, surging customer demand, and increasing production capacity, we are confident that we can catapult freeze dried candy from a trendy spark on social media to a stable, top-performing consumer confectionary category in retail.

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Alpine Foods. Video reviews of Sow Good’s products that are organically generated by TikTok users have amassed over 4.5 million views as of December 31, 2023. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. For many of these customers, we launched with a limited number of SKUs and are now significantly outpacing initial sales projections. As we scale production, we will have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

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

Key Factors Affecting our Performance

We believe the growth of our business and our future success is dependent upon many factors. While the factors and trends described below present significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations. These factors and trends in our business have driven fluctuations in revenues over the periods presented and are expected to be key drivers of our results of operations and liquidity position for the foreseeable future.

Ability to Meet Customer Demand through Production Capacity Expansion

Our customers consistently seek higher quantities of our treats than we can supply. In order for us to meet existing demand, we are actively expanding our internal production capacity and co-manufacturing arrangements. The speed and efficiency at which we are able to expand our production capacity, either internally or through co-manufacturing arrangements, will impact our results of operations. Our ability to grow and meet future demand will be affected by our ability to properly plan for additional production capacity and co-manufacturing arrangements.

Consumer Trends

We compete in the freeze dried candy and non-chocolate confections segments of the greater food industry. According to the NCA, the non-chocolate confections market grew 13.8% in sales in 2022, exceeding $10 billion, and according to Grand View Research is forecasted to grow at a compounded annual growth rate of 5.8% from 2023 to 2030. We believe the nascent freeze dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. According to the NCA, approximately 61% of shoppers occasionally or frequently seek out products they have never purchased before. While we believe our products are designed to provide alternatives for consumers looking for innovative treats, we also believe our candy products have broad appeal due to our uncompromising approach to developing a product line suited to a wide base of consumer tastes. We believe our ability to attract the robust and growing consumer base seeking the novel, crunchy and hyper flavorful experience our products provide will allow us to add distribution points with our retail customers and increase our revenues, which we believe will help us scale and increase our gross margin from sales of our products.

Ability to Grow Our Customer Base in Retail and Traditional Wholesale Distribution Channels

We are currently growing our customer base in a variety of physical retail and traditional wholesale distribution channels. Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K. In addition, we sell a substantial portion of our products through distributors such as Redstone, CB Distributors and Alpine Foods. We continue to increase our shelf presence, SKU portfolio and number of stores with existing customers. In addition, given the nascent state of the freeze dried candy segment and the number of potential retailer and wholesaler customers, we also believe there is a significant growth opportunity with customer acquisition in both the retail and wholesale channels. Customer acquisition in these channels depends on, among other things, our go-to-market function and our ability to meet the demand of customers who require large volumes of products.

Ability to Optimize Our Liquidity Position While Scaling

Our primary focus is developing our production capacity, which requires significant working capital for inventory and supply chain management, and capital expenditures for additional freeze driers domestically and our expansion outside the United States. Our ability to effectively manage our liquidity position while increasing production capabilities will impact our cash flow and capitalization, including the need for additional working capital through future equity offerings or debt arrangements.

Growth of Our Team

As of December 31, 2023, we had 225 full-time personnel who work across various functional areas within our business, including manufacturing, sales, marketing, and administration.

We have significantly expanded our manufacturing and accounting functions, as well as our executive team, to support our rapid growth, particularly since March 2023. Growing our production capacity has accounted for a majority of the increase in employee headcount over that period as we scale our self-manufacturing capacity at our Irving, Texas facility, and we anticipate that commencing operations at additional facilities will continue to accelerate this growth. As we expand our manufacturing capacity and corporate functions, our headcount will continue to increase for the foreseeable future. Additionally, we have increased, and will continue to increase our accounting headcount as a result of the ever increasing demands as a public reporting company.

We also expect to continue to increase our headcount across various functional areas as we expand our business operations, which could substantially increase our selling and distribution expense, marketing expense, and administrative expense. The anticipated increase in the size of our workforce may also require us to expand our current facilities or obtain new facilities, which will in turn necessitate additional capital expenditures and further increase our operational expense. However, while we expect to grow our headcount over time, we may experience challenges hiring and retaining a sufficient number of employees.

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through SKU diversification into multiple products. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. We believe the commercialization of these new products will require us to hire additional employees within our product design and commercialization team, thereby increasing our marketing expense, as well as research and development costs within our administrative expense.

Impact of inflation on operations.

We expect supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, we may face limits on the ability to source some of the candy for our freeze dried candy products.

Seasonality

Because we are early in our lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting our business. While any evidence of seasonality is currently not discernable because of our growth, we anticipate certain holiday cycles such as Halloween, Christmas, Easter and Valentine’s Day contributing to revenue fluctuations within a given year.

Components of Results of Operations

Revenues

We derive revenues from the sales of our freeze dried treats.

Cost of Goods Sold

Our cost of goods sold consists primarily of material costs and labor on the production of freeze dried treats.

Operating Expenses

Our operating expenses consist of general and administrative expenses, which includes salaries and benefits expenses, professional services expenses and other general and administrative expenses, intangible asset impairment losses and goodwill impairment losses.

We expect our general and administrative expenses will increase as our business grows.

Interest Expense

Interest expense consists primarily of the cash interest expense on outstanding debt and the amortization of the debt discount created upon the issuance of warrants in connection with debt.

Provision for Income Taxes

Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses and benefits for the foreseeable future.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the years ended December 31, 2023 and 2022, we have determined that we have one operating segment and one reportable segment.

We earned $16.1 million of revenue in 2023, primarily through sales to distributors and big box retailers. Our general and administrative expenses totaled $5.9 million in 2023, including salaries and benefits expenses of $3.4 million. Our stock-based compensation of $0.8 million consisted of $125.2 thousand of stock issued to officers and directors and $0.7 million of expense related to the amortization of stock options for the year ended December 31, 2023.

Results of Operations for the Years Ended December 31, 2023 and 2022.

Comparison of the years ended December 31, 2023 and December 31, 2022

The following table summarizes selected items from the statement of operations for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Increase/
	2023	2022	Decrease	% Change

Revenues	$16,070,924	$428,132	$15,642,792	3,654%
Cost of goods sold	11,189,360	308,293	10,881,067	3,529%
Gross Profit	4,881,564	119,839	4,761,725	3,973%

Operating expenses:
General and administrative:
Salaries and benefits	3,391,798	3,662,313	(270,515)	(7)%
Professional services	688,023	245,546	442,477	180%
Other general and administrative	1,854,156	1,625,952	228,204	14%
Intangible asset impairment	-	310,173	(310,173)	(100)%
Goodwill impairment	-	4,887,297	(4,887,297)	(100)%
Total general and administrative	5,933,977	10,731,281	(4,797,304)	(45)%
Depreciation and amortization	168,271	274,053	(105,782)	(39)%
Total operating expenses:	6,102,248	11,005,334	(4,903,086)	(45)%

Net operating loss	(1,220,684)	(10,885,495)	9,664,811	(89)%

Other income (expense):
Interest expense	(1,839,749)	(1,277,965)	561,784	(44)%
Gain on disposal of property and equipment	-	36,392	(36,392)	(100)%
Total other expense	(1,839,749)	(1,241,573)	598,176	(48)%

Net loss	$(3,060,433)	$(12,127,068)	$9,066,635	(75)%

Revenues

	Years Ended December 31,
	2023	2022	Increase	% Change

Revenues	$16,070,924	$428,132	$15,642,792	3,654%

Revenues for the year ended December 31, 2023 were $16.1 million, which consist primarily of freeze dried candy product sales, compared to $428.1 thousand for the year ended December 31, 2022, an increase of $15.6 million, or 3,654%. Revenues increased as we pivoted to sales of our freeze dried candy, put additional freezers into production, and expanded our business-to-business sales during the current period, compared to the same period in the prior year.

Cost of Goods Sold

	Years Ended December 31,
	2023	2022	Increase	% Change

Cost of goods sold	$11,189,360	$308,293	$10,881,067	3,529%

Cost of goods sold for the year ended December 31, 2023 were $11.2 million, compared to $308.3 thousand for the year ended December 31, 2022, an increase of $10.9 million, or 3,529%. Cost of goods sold, primarily consisted of material costs and labor on the sales of freeze dried candy products and a one-time inventory write down of approximately $1.4 million as we disposed of non-candy freeze dried products to pivot exclusively to our better selling candy products. Cost of goods sold increased in 2023 as we began to realize economies of scale pursuant to our increased sales.

Gross Profit

	Years Ended December 31,
	2023	2022	Increase	% Change

Gross profit	$4,881,564	$119,839	$4,761,725	3,973%

Gross profit for the year ended December 31, 2023 was approximately $4.9 million compared to approximately $120.0 thousand for the year ended December 31, 2022, an increase of approximately $4.8 million or 3,973%. Our gross profit increased primarily due to significantly increased revenues. Our gross profit margin was 30% during the year ended December 31, 2023, compared to 28% for the year ended December 31, 2022. Gross profit margin increased in 2023 as we began to realize economies of scale pursuant to our increased sales.

Operating Expenses

	Years Ended December 31,		Increase/
	2023	2022	Decrease	% Change
Operating expenses:
General and administrative:
Salaries and benefits	3,391,798	3,662,313	(270,515)	(7)%
Professional services	688,023	245,546	442,477	180%
Other general and administrative	1,854,156	1,625,952	228,204	14%
Intangible asset impairment	-	310,173	(310,173)	(100)%
Goodwill impairment	-	4,887,297	(4,887,297)	(100)%
Total general and administrative	5,933,977	10,731,281	(4,797,304)	(45)%
Depreciation and amortization	168,271	274,053	(105,782)	(39)%
Total operating expenses:	6,102,248	11,005,334	(4,903,086)	(45)%

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2023 were $3.4 million, compared to $3.7 million for the year ended December 31, 2022, a decrease  of $270.5 thousand, or 7%. Salaries and benefits included stock-based compensation expense of $836.3 thousand for the year ended December 31, 2023, compared to $888.1 thousand for the year ended December 31, 2022, a decrease of $51.9 thousand, or 5.8%. Stock-based compensation consists of $711.0 thousand and $782.1 thousand of stock options expense incurred in the years ended December 31, 2023 and 2022, respectively, and $125.2 thousand and $106.0 thousand of expense related to shares of common stock issued to officers and consultants for services rendered in the years ended December 31, 2023 and 2022, respectively. The decrease in salaries and benefits was primarily due to the absence of accelerated vesting and recognition of stock-based compensation awards upon resignation of the former chief financial officer in the year ended December 31, 2022, partially offset by increases in headcount to support operations in the current period.

Professional Services

General and administrative expenses related to professional services were $688.0 thousand for the year ended December 31, 2023, compared to $245.5 thousand for the year ended December 31, 2022, an increase of $442.5 thousand, or 180%. The increase was primarily due to increased legal fees incurred in connection with capital raises in August and November 2023 and in preparation for our conversion to a Delaware corporation.

Other General and Administrative Expenses

Other general and administrative expenses for the year ended December 31, 2023 were $1.9 million, compared to $1.6 million for the year ended December 31, 2022, an increase of $228.2 thousand, or 14.0%. The increase is primarily attributable to increased administrative infrastructure as we seek to scale the production and sales of our freeze dried products.

Intangible Asset Impairment

We did not have any intangible asset impairment losses for the year ended December 31, 2023. Intangible asset impairment losses of $310.2 thousand for the year ended December 31, 2022, related to the complete impairment of our licensing and trademark assets, as our sales during 2022 did not ramp up quickly enough to support the carrying value.

Goodwill Impairment

We did not have any goodwill impairment losses for the year ended December 31, 2023. Goodwill impairment losses for the year ended December 31, 2022 were $4.9 million and were related to our 2020 acquisition of S-FDF, LLC. There were no goodwill impairment losses for the year ended December 31, 2023.

Depreciation

	Years Ended December 31,
	2023	2022	Decrease	% Change

Depreciation	$168,271	$274,053	$(105,782)	(39)%

Depreciation expense for the year ended December 31, 2023 was $168.3 thousand, compared to $274.1 thousand for year ended December 31, 2022, a decrease of $105.8 thousand or 39%. The decrease is attributable to an increased amount of book depreciation allocated to cost of goods sold, $291.1 thousand for the year ended December 31, 2023 as compared to $25.5 thousand for year ended December 31, 2022

Other Income (Expense)

	Years Ended December 31,
	2023	2022	Increase	% Change

Other expense	$(1,839,749)	$(1,241,573)	$(598,176)	(48)%

In the year ended December 31, 2023, other expense was $1.8 million, consisting of interest expense derived from operating loans and the amortization of warrants issued as a debt discount. For the year ended December 31, 2022, other expense was $1.2 million consisting of interest expense derived from operating loans and the amortization of warrants issued as a debt discount, as offset by a gain on the disposal of equipment of $36.4 thousand. Interest expense increased by approximately $0.6 million or 48%, primarily due to the increased amortization of warrants issued in-the-money on loans from our officers and directors in the current period.

Net Loss

	Years Ended December 31,
	2023	2022	Decrease	% Change

Net loss	$(3,060,433)	$(12,127,068)	$9,066,635	(75)%

Net loss for the year ended December 31, 2023 was $3.1 million, compared to $12.1 million during the year ended December 31, 2022, a decrease of $9.1 million, or 75%. The decrease in net loss was primarily due the increase in gross profit of $4.8 million coupled with decreased operating loss in 2023 due to the absence of 2022 loss on impairment of intangible assets of $310.2 thousand and goodwill of $4.9 million related to our 2022 acquisition of S-FDF, LLC.

Provision for Income Taxes

The Company had no income tax expense in the 2023 or 2022 periods, as we maintain a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2023 and 2022.

	December 31,
	2023	2022
Current Assets	$10,237,837	$2,578,057

Current Liabilities	$5,771,200	$890,177

Working Capital	$4,466,637	$1,687,880

As of December 31, 2023, we had working capital of $4.5 million, compared to working capital of $1.7 million as of December 31, 2022. The increased working capital is mainly attributable to increases in cash, accounts receivable, and inventory, partially offset by increased accounts payable.  As of December 31, 2023, our balance of cash and cash equivalents was $2.4 million and we had total working capital of $4.5 million. We expect to incur significant costs related to the development and operation of our freeze dried candy business. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

Indebtedness

Promissory Notes and Warrants

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

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term.

On August 23, 2022, the Company closed on an offering to sell up to $2.5 million of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the maturity date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $0.25 million and $0.75 million from two of the Company’s directors on the sale of these notes and warrants.

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3.7 million of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3.7 million. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as approximately $2.2 million. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3.7 million of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants.

Cash Flows

The following table summarizes our cash flows during the years ended December 31, 2023 and 2022, respectively.

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(4,845,640)	$(5,146,635)
Net cash provided by (used in) investing activities	(2,266,635)	(2,622,829)
Net cash provided by financing activities	9,245,848	4,700,000

Net change in cash and cash equivalents	$2,133,573	$(3,069,464)

Net cash used in operating activities was $4.8 million and $5.1 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $301.0 thousand. The decreased use of cash was primarily due to increased revenues of $15.6 million, partially offset by changes in working capital from operating activities which resulted in an increased use of cash of $5.4 million during the year ended December 31, 2023, as compared to $294.1 thousand for the same period in the previous year, mainly due to increased use of cash for inventory of $3.1 million and increased accounts receivable of $2.4 million.

Net cash used in investing activities was $2.3 million for the year ended December 31, 2023, compared to $2.6 million for the year ended December 31, 2022, a decrease of $356.2 thousand. During the year ended December 31, 2023, cash used in investing activities consisted of $2.3 million used for additional freezers. During the year ended December 31, 2022, cash used in investing activities primarily consisted of $2.6 million of payments for the construction of the Company’s second and third freeze dryers and expansion of its operations facility.

Net cash provided by financing activities was $9.2 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively, an increase of $4.5 million. Net cash provided by financing activities the year ended December 31, 2023 consisted of $2.8 million of proceeds from notes payable, $2.4 million of which were related parties, and $6.4 million of proceeds from private placement offerings to accredited investors and related parties in August and November. Net cash provided by financing activities during the year ended December 31, 2022 consisted of $4.7 million of proceeds received from debt financing, including $4.1 million received from related parties.

Contractual Obligations and Commitments

Upon closing of the Asset Purchase Agreement, the Company assumed the Seller’s obligations under a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd., Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10.0 thousand, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation (the “Landlord”). Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension.

On January 19, 2024, the Company entered into a sublease agreement (the “Sublease Agreement”) with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico (the “Sublessor”). Pursuant to the terms of the Sublease Agreement, the Company will sublease approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 (the “Premises”) for a term of approximately seventeen months (the “Term”), which the Company intends to use as office space. The Term of the Lease Agreement will commence on February 1, 2024 (the “Sublease Commencement Date”). The Sublease Agreement provides for rent payments at fixed price of $5.25 thousand per month plus the corresponding Value Added Tax (“VAT”) for the duration of the Term. The Company is also responsible for operating expenses of the Premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5.25 thousand in connection with the Sublease Agreement. The Sublease Agreement does not have a renewal period.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Note 2 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2023 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements, and Note 6 to the Consolidated Financial Statements in this Form 10-K includes a summary of inventory.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.  The most significant estimates and assumptions are discussed below.

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

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Impairment analysis on intangible assets resulted in a loss of $310.2 thousand for the year ended December 31, 2022, which represented a complete impairment of our intangible assets. The Company did not have any intangible asset impairment losses for the year ended December 31, 2023.

Inventory

Inventory, consisting of raw materials, material overhead, labor, and manufacturing overhead, are stated at the average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2023	2022
Finished goods	$222,051	$384,241
Packaging materials	815,883	416,663
Inventory in transit	571,970	-
Work in progress	691,290	766,530
Raw materials	1,822,052	307,515
Total inventory	$4,123,246	$1,874,949

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed at year-end resulted in an impairment loss of $4.9 million for the year ended December 31, 2022, which represented a complete impairment of our goodwill. The Company did not have any goodwill impairment losses for the year ended December 31, 2023.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 – Stock Compensation (“ASC 718”) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 – Compensation – Stock Compensation (“ASC 2018-07”). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $836.3 thousand and $888.1 thousand for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation consisted of $125.2 thousand and $106.0 thousand related to the issuance of shares of common stock for services for the years ended December 31, 2023 and 2022, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $711.0 thousand and $782.1 thousand for the years ended December 31, 2023 and 2022, respectively. The fair values of stock options were determined using either the Black-Scholes or Monte-Carlo simulation options pricing models, using a range of effective terms from 2.274 to 7.3 years. In addition, $1.2 million of expenses related to the amortization of warrants issued in consideration for debt financing. Warrants were fair-valued upon issuance using the Black-Scholes options pricing model and an effective term of 5 years and the discount rate on 5 year U.S. Treasury securities at the grant date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We do not expect any significant effects from commodity price risk outside of inherent inflationary risks.

Interest Rate Risk

We are not a party to agreements that subject us to floating rates of interest and do not anticipate entering into any transactions that would expose us to any direct interest rate risk.

Foreign Currency Risk

We did not hold any cash in foreign jurisdictions as of December 31, 2023. However, we anticipate that as our foreign operations grow, we will hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and thereby expose ourselves to greater currency fluctuation risk than we currently experience.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOW GOOD INC.

SOW GOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2023 and 2022

50

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Sow Good, Inc.

Irving, TX

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SOW Good, Inc. (“the Company”) as of December 31, 2023, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock Based Compensation — Measurement of fair value of stock options with market and performance conditions — Refer to Notes 2 and 13 to the Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 13 to the financial statements, the Company granted certain stock-based awards that will vest based on various service conditions and certain stock-based awards that will vest based on the achievement of a market-based and performance-based goal. The Company estimated the fair value of stock awards using a Black-Scholes option pricing formula for service conditions and a Monte-Carlo simulation for market-based and performance-based goal.

We identified the fair value measurement of the Company’s stock-based awards based on the achievement of a market-based and performance-based condition as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment due to the complex valuation methodology used and assumption of the expected price volatility of the Company’s common stock.

How the Critical Audit Matter Was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and understood the controls related to the valuation of stock-based awards based on the achievement of a market-based and performance-based condition process, including management’s method, use of a specialist, assumptions and data. We involved valuation professionals with specialized skill and knowledge who assisted in:

●	evaluating the appropriateness of the valuation methodology utilized by the Company

●	recalculated the volatility assumptions used in the model

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2023.

Pittsburgh, Pennsylvania

March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of  Sow Good, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SOW GOOD INC. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We served as the Company’s auditor from 2010 to 2023.

Houston, TX

April 14, 2023

SOW GOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$2,410,037	$276,464
Accounts receivable, net	2,578,259	191,022
Inventory	4,123,246	1,874,949
Prepaid inventory	563,131	97,930
Prepaid expenses	563,164	137,692
Total current assets	10,237,837	2,578,057

Property and equipment:
Construction in progress	1,522,465	2,487,673
Property and equipment	6,287,422	3,055,579
Less accumulated depreciation	(967,602)	(508,257)
Total property and equipment, net	6,842,285	5,034,995

Security deposit	346,616	24,000
Right-of-use asset	4,061,820	1,261,525

Total assets	$21,488,558	$8,898,577

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$853,535	$392,691
Accrued interest	860,693	226,575
Accrued expenses	648,947	218,368
Current portion of operating lease liabilities	550,941	52,543
Current maturities of notes payable, related parties, net of $431,854 and $0 of debt discounts at December 31, 2023 and 2022, respectively	2,543,146	-
Current maturities of notes payable, net of $86,062 and $0 of debt discounts at December 31, 2023 and 2022, respectively	313,938	-
Total current liabilities	5,771,200	890,177

Operating lease liabilities	3,671,729	1,301,355
Notes payable, related parties, net of $1,448,858 and $2,692,757 of debt discounts at December 31, 2023 and 2022, respectively	4,171,142	3,502,243
Notes payable, net of $135,962 and 336,082 of debt discounts at December 31, 2023 and 2022, respectively	594,038	393,915

Total liabilities	14,208,109	6,087,690

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 6,029,371 and 4,847,384 shares issued and outstanding at December 31, 2023 and 2022, respectively	6,029	4,847
Additional paid-in capital	66,014,415	58,485,602
Accumulated deficit	(58,739,995)	(55,679,562)
Total stockholders' equity	7,280,449	2,810,887

Total liabilities and stockholders' equity	$21,488,558	$8,898,577

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2023	2022

Revenues	$16,070,924	$428,132
Cost of goods sold	11,189,360	308,293
Gross profit	4,881,564	119,839

Operating expenses:
General and administrative expenses:
Salaries and benefits	3,391,798	3,662,313
Professional services	688,023	245,546
Other general and administrative expenses	1,854,156	1,625,952
Intangible asset impairment	-	310,173
Goodwill impairment	-	4,887,297
Total general and administrative expenses	5,933,977	10,731,281
Depreciation and amortization	168,271	274,053
Total operating expenses	6,102,248	11,005,334

Net operating loss	(1,220,684)	(10,885,495)

Other income (expense):
Interest expense, including $1,173,986 and $925,839 of warrants issued as a debt discount for the years ended December 31, 2023 and 2022, respectively	(1,839,749)	(1,277,965)
Gain on disposal of property and equipment	-	36,392
Total other expense	(1,839,749)	(1,241,573)

Loss before income tax	(3,060,433)	(12,127,068)
Provision (benefit) for income taxes	-	-
Net loss	$(3,060,433)	$(12,127,068)

Weighted average common shares outstanding - basic and diluted	5,168,339	4,835,389
Net loss per common share - basic and diluted	$(0.59)	$(2.51)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Balance, December 31, 2021	4,809,070	$4,809	$54,342,027	$26,066	$(43,552,494)	$10,820,408

Common stock issued to officers and directors for services	26,059	26	76,038	(26,066)	-	49,998
Common stock issued to advisory panel for services	12,255	12	29,988	-	-	30,000
Common stock options granted to officers and directors for services	-	-	645,127	-	-	645,127
Common stock options granted to employees and advisors for services	-	-	136,954	-	-	136,954
Common stock warrants granted to related parties pursuant to debt financing	-	-	2,811,138	-	-	2,811,138
Common stock warrants granted to note holders pursuant to debt financing	-	-	444,330	-	-	444,330
Net loss	-	-	-	-	(12,127,068)	(12,127,068)

Balance, December 31, 2022	4,847,384	$4,847	58,485,602	-	(55,679,562)	2,810,887

Common stock issued in private placement offering	1,161,288	1,161	6,444,687	-	-	6,445,848
Common stock issued to officers and directors for services	20,699	21	125,209	-	-	125,230
Common stock issued to advisory panel for services	-	-	-	-	-	-
Common stock options granted to officers and directors for services	-	-	599,886	-	-	599,886
Common stock options granted to employees and advisors for services	-	-	111,151	-	-	111,151
Common stock warrants granted to related parties pursuant to debt financing	-	-	197,198	-	-	197,198
Common stock warrants granted to note holders pursuant to debt financing	-	-	50,682	-	-	50,682
Net loss	-	-	-	-	(3,060,433)	(3,060,433)

Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$-	$(58,739,995)	$7,280,449

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,060,433)	$(12,127,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	-	4,404
Depreciation and amortization	459,345	299,553
Non-cash amortization of right-of-use asset and liability	68,477	21,594
Gain on disposal of property and equipment	-	(36,392)
Inventory write-downs	1,398,888	-
Impairment of intangible assets	-	310,173
Impairment of goodwill	-	4,887,297
Common stock issued to officers and directors for services	125,230	49,998
Common stock awarded to advisors and consultants for services	-	30,000
Amortization of stock options	711,037	782,081
Amortization of stock warrants issued as a debt discount	1,173,986	925,839
Decrease (increase) in current assets:
Accounts receivable	(2,387,237)	(183,044)
Prepaid expenses	(425,472)	(56,635)
Inventory	(3,647,185)	(520,982)
Prepaid inventory	(465,201)	-
Security deposits	(322,616)	(14,000)
Increase (decrease) in current liabilities:
Accounts payable	400,929	173,269
Accrued interest	634,118	-
Accrued expenses	490,494	307,278
Net cash used in operating activities	(4,845,640)	(5,146,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from disposal of property and equipment	-	63,957
Purchase of property and equipment	(2,266,635)	(193,184)
Cash paid for construction in progress	-	(2,487,673)
Cash paid for intangible assets	-	(5,929)
Net cash used in investing activities	(2,266,635)	(2,622,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from the sale of common stock	6,445,848	-
Proceeds received from notes payable, related parties	2,400,000	4,120,000
Proceeds received from notes payable	400,000	580,000
Net cash provided by financing activities	9,245,848	4,700,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,133,573	(3,069,464)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	276,464	3,345,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,410,037	$276,464

SUPPLEMENTAL INFORMATION:
Interest paid	$30,017	$134,444
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$965,208	$-
Value of debt discounts attributable to warrants	$247,880	$3,255,468

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Effective January 21, 2021, we changed our name from Black Ridge Oil & Gas, Inc. (business acquired with our October 1, 2020 acquisition of S-FDF, LLC) to Sow Good Inc. (“SOWG,” “Sow Good,” or the “Company”) to pursue the production of freeze dried fruits and vegetables, a business we later expanded to include freeze dried candy. At that time, our common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. From October 2010 through August 2019, Ante5, Inc. and Black Ridge Oil & Gas, Inc. participated in the acquisition and development of oil and gas leases.

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze dried consumer packaged goods (“CPG”) food brand, Sow Good. Sow Good launched its first line of non-GMO products including six ready-to-make smoothies and nine snacks. On July 23, 2021, we launched six new gluten-free granola products under the Sow Good brand.

In the first quarter of 2023, the Company launched a freeze dried candy product line, with a fourteen SKU offering as of December 31, 2023, that is projected to continue being a major driver of growth. After launching our freeze dried candy product line we discontinued our smoothie, snack and granola products. During the second quarter of 2023, we completed the construction of our second and third freeze driers and to facilitate the increased production demands for our recently launched candy products. The significant and rising demand for our freeze dried candy products has led us to add a fourth freeze drier in the first quarter of 2024 and begin construction of our fifth, and sixth freeze driers, which we expect to be completed in the third quarter of 2024.

Note 2 – Summary of Significant Accounting Policies

These financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2023. The Company did not have cash in excess of FDIC and SIPC insured limits at December 31, 2022. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts for either of the periods presented, as all accounts receivable had been subsequently collected.

Inventory

Inventory is valued at the lower of average cost or net realizable value. The cost of substantially all of the Company’s inventory has been determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Website (years)	3
Office equipment (years)	5
Furniture and fixtures (years)	5
Machinery and equipment (years)	7 - 10
Leasehold improvements	Fully extended lease-term

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Depreciation expense was $459,345 and $299,553 including $291,074 and $25,500 which was allocated to cost of goods sold, for the years ended December 31, 2023 and 2022, respectively.

Construction in progress is stated at cost, which predominately relates to the cost of freezers and equipment not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

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

The Company's intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as the Company currently anticipate that these brand names will contribute cash flows to the Company perpetually. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Impairment analysis on intangible assets resulted in a loss of $310,173 for the year ended December 31, 2022 which represented a complete impairment of our intangible assets. As of December 31, 2023 and 2022, the carrying value of long-lived intangibles was $0.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed at year-end resulted in an impairment loss of $4,887,297 for the year ended December 31, 2022 which represented a complete impairment of our goodwill. As of December 31, 2023 and 2022, the carrying value of goodwill was $0.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the years ended December 31, 2023 and 2022, shipping and handling costs of $129,412 and $59,756 , respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the year ended December 31, 2023, one retail customer accounted for 43.3% of our revenues and one food distributor accounted for 25.2% of our revenues during the year ended December 31, 2023. For the year ended  December 31, 2022 two large retail customers accounted for 43.1% and 42.5% of our revenues and one large food distributor accounted for 12.9% of our revenues. Our top five customers accounted for 83% and 99% of our revenues during the years ended December 31, 2023 and 2022, respectively.

Supplier Concentration

For the year ended December 31, 2023, two large candy suppliers accounted for 17% and 10% each of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy for our freeze dried candy production. For the year ended December 31, 2022 no suppliers represented greater than 10% or more of our purchases from vendors.

Basic and Diluted Earnings (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods where potential dilutive securities would have an anti-dilutive effect and they were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 – Stock Compensation (“ASC 718”) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 – Compensation – Stock Compensation (“ASC 2018-07”). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance. Stock-based compensation was $836,267 and $888,107 for the years ended December 31, 2023 and 2022, respectively. Stock-based compensation consisted of $125,230 and $106,026 related to the issuance of shares of common stock for services for the years ended December 31, 2023 and 2022, respectively. Amortization of the fair values of stock options issued for services and compensation totaled $711,037 and $782,081 for the years ended December 31, 2023 and 2022, respectively. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. The fair values of service based stock options are determined using the Black-Scholes options pricing model and an effective term of 2.3 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, and are being amortized over the related implied service term, or vesting period.

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

Uncertain Tax Positions

In accordance with ASC 740 – Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards Financial Instruments – Credit Losses. The Financial Accounting Standards Board (“FASB”) issued five Accounting Standards Updates (“ASUs”) related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments,” (2) in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” (3) in April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (4) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” and (5) in November 2019, ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (“ASC 842”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (“ASC 842”) and ASU 2020-03, “Codification Improvements to Financial Instruments,” respectively, which include amendments to ASC 326.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new ASU on its interim and annual financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements and related disclosures.

No other new accounting pronouncements, issued or effective during the year ended December 31, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Going Concern

In the prior reporting period, there was significant doubt regarding Sow Good's ability to continue as a going concern. This concern stemmed from our status as an early-stage development company, characterized by significant capital requirements and uncertain financial projections, largely due to a lack of historical sales data. The turnaround can be attributed to two successful capital raises that totaled $6,445,848. These infusions of capital have significantly bolstered our financial stability and capacity for sustained operations.

The Company has experienced excellent sales growth in the last two quarters, exceeding initial projections and establishing a more predictable revenue stream. This positive trend in sales performance is indicative of a growing market acceptance of our products/services and a clearer path to long-term viability. Based on these developments, management no longer has significant doubt about Sow Good's ability to continue as a going concern.

The Company realized a net loss of  $3,060,433 for the year ended December 31, 2023 compared to a net loss of $12,127,068 for the year ended December 31, 2022. As of December 31, 2023, the Company had an accumulated retained deficit of $58,739,995.  As of December 31, 2023, the Company had  $2,410,037 cash on hand, and working capital of $ 4,466,637, compared to $276,464 of cash on hand and $ 1,687,880 working capital as of December 31, 2022.

As a result of the capital infusion during the year ended December 31, 2023, improved results, and improved cash and working capital at year end, the Company will be able to meet obligations as they become due for the twelve-month period following the filing of this report, and the Company believes any doubts existing in prior periods have been substantially alleviated.

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

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 4 – Related Party

Common Stock Sold for Cash

On November 20, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 426,288 shares of the Company’s common stock at a price of $6.50 per share, resulting in total proceeds received of $2,770,872. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	23,077	$150,000
Bradley Berman, Director	10,000	65,000
Joe Mueller, Director	5,000	32,500
Alexandria Gutierrez	4,615	29,998
Cesar J. Gutierrez Living Trust	3,977	25,851
	46,669	$303,348

On August 25, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 735,000 shares of the Company’s common stock at a price of $5.00 per Share, resulting in total proceeds received of $3,675,000. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	100,000	$500,000
Ira Goldfarb Irrevocable Trust	40,000	200,000
Lyle A. Berman Revocable Trust, Director	40,000	200,000
Bradley Berman, Director	10,000	50,000
Alexandria Gutierrez	5,000	25,000
	195,000	$975,000

Common Stock Issued to Officers and Directors for Services

On June 1, 2023, the Company issued an aggregate 20,699 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $125,230, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On July 22, 2022, the Company accepted Mr. Joseph Lahti’s resignation from the Board of Directors and appointed Tim Creed as a member of the Board. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Creed received 6,410 shares of common stock as compensation. The shares were expensed upon issuance.

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Mueller received 8,064 shares of common stock as compensation.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Common Stock Options Awarded to Officers and Directors

On December 15, 2023, pursuant to the respective A&R Employment Agreements of Ira Goldfarb and Claudia Goldfarb, and the terms of the 2020 Equity Incentive Plan, Mr. Goldfarb was granted stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted stock options entitling her to purchase 450,000 shares of common stock, at an exercise price of $9.75 per share. The shares will vest equally over a five-year period from grant date. In the case of a Change of Control (as defined in their respective A&R Employment Agreements) all shares granted in the Initial Option Grant will vest immediately.

Additionally, on December 15, 2023, pursuant to their respective A&R Employment Agreements, Mr. Goldfarb was granted additional stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted an additional 450,000 options to purchase shares of common stock, at an exercise price of $40.00. The shares will vest upon the Company’s stock price trading on a national securities exchange operated by Nasdaq or the New York Stock Exchange with a closing transaction price above $40.00 per share for a period of twenty consecutive trading days. In the case of a Change of Control (as defined in the A&R Employment Agreements) all shares granted in the additional option grant will vest immediately.

On November 13, 2023, the Company appointed Keith Terreri as Chief Financial Officer, and granted options to purchase 27,000 shares of common stock having an exercise price of $6.19 per share. The options vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested.

On July 22, 2022, pursuant to the Company’s 2020 Stock Incentive Plan, Mr. Creed was also granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested.

On April 11, 2022, pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.64, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the year ended December 31, 2023. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Debt Financing and Related Warrants Granted

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants. This term loan was pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on May 11, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31.

On April 25, 2023, we closed on an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Executive Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

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

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term.

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

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as $2,173,750. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3,700,000 of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants.

The value of the related party warrants are classified as debt discounts and are amortized to interest expense over the life of the notes.

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease rate of $10,036, with approximately 3% annual escalation of lease payments.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 5 – Fair Value of Financial Instruments

The Company's financial statements are prepared in accordance with ASC 820, “Fair Value Measurement,” which requires the measurement of certain financial instruments at fair value. The Company's financial instruments primarily consist of cash and cash equivalents, and accounts receivable, which approximate fair value due to their short-term nature, and Term Loans issued in connection with detachable warrants, which are carried on the balance sheet net of the unamortized portion of the related discounts. For financial instruments or investments that are required to be reported at fair value on a recurring or nonrecurring basis under GAAP, the applicable guidance for fair value measurement requires the Company to include the determination of the appropriate fair value hierarchy level for each instrument. The fair value hierarchy levels consist of the following:

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

Detachable common stock warrants issued in connection with debt may be recorded as either liabilities or equity depending on the applicable accounting guidance. The Company determined that warrants issued in connection with our notes payable met the definition of a freestanding financial instrument and qualified for treatment as permanent equity. Warrants recorded as equity are recorded at the fair market value determined at issuance date, and are not remeasured after that. We utilized the Black-Scholes valuation model to estimate the fair value of warrants granted at issuance date. The initial measurement of the fair value of the notes considers the present value of future cash flows, discounted at the current market rate of interest at the issuance date, and time to liquidity.  The Company allocated the value of warrants between the relative fair value of the notes payable without the warrants, and the warrants themselves at the time of issuance. The allocated portion of the warrants was treated as a debt discount, and amortized over the term of the note. The amortization of the debt discount is recognized as interest expense. When a notes payable are issued at a discount, wherein a significant portion of the issuance is between related parties, the valuation of the notes and the discount involve significant judgement and the use of unobservable inputs, classifying it into Level 3 of the fair value hierarchy, requiring a nonrecurring fair value measurement. Changes other than additions, settlements, or discount amortization, in the fair value of the notes payable, net of discounts do not impact net income or cash flows.

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of $1,880,711 of debt discounts	$6,714,288	$7,008,684
Notes payable, net of $220,024 of debt discounts	907,976	953,847
Total liabilities	$7,622,264	$7,962,531

	Fair Value Measurements at December 31, 2022
	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of $2,692,757 of debt discounts	$3,502,243	$4,502,093
Notes payable, net of $336,085 of debt discounts	393,915	413,018
Total liabilities	$3,896,158	$4,915,111

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 6 – Inventory

Inventory

As of December 31, 2023 the Company's inventory is valued at $4,123,246, consisting of raw materials, material overhead, labor, and manufacturing overhead, consist of the following:

	December 31,	December 31,
	2023	2022
Finished goods	$222,051	$384,241
Packaging materials	815,883	416,663
Inventory in transit	571,970	-
Work in progress	691,290	766,530
Raw materials	1,822,052	307,515
Total inventory	$4,123,246	$1,874,949

During the year ended December 31, 2023, the Company wrote down $1,398,888 related to our non-candy products following the Company's decision to focus production on freeze dried candy products in the second quarter of 2023. This write down is included in cost of goods sold in the accompanying condensed statement of operations.

Prepaid Inventory

As of December 31, 2023, the company has reported a total of $563,131 in prepaid inventory, current assets line item on our consolidated balance sheet. This represents payments made in advance for inventory purchases that have not yet been shipped as of the balance sheet date. The prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next fiscal year.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2023	2022
Prepaid professional costs	382,524	-
Prepaid software licenses	35,252	36,424
Prepaid insurance costs	48,305	16,746
Trade show advances	29,964	18,707
Prepaid rent	67,119	27,043
Prepaid office and other costs	-	38,772
Total prepaid expenses	$563,164	$137,692

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 8 – Property and Equipment

Property and equipment at December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Office equipment	$21,440	$13,872
Machinery	4,714,626	1,643,010
Software	70,000	70,000
Website	71,589	71,589
Leasehold improvements	1,409,767	1,257,108
Construction in progress	1,522,465	2,487,673
	7,809,887	5,543,252
Less: Accumulated depreciation and amortization	(967,602)	(508,257)
Total property and equipment, net	$6,842,285	$5,034,995

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

Depreciation of property and equipment was $459,345, including $168,271 capitalized as inventory, and $299,553, including $25,500 capitalized as inventory overhead and expensed to cost of goods sold,  December 31, 2023 and 2022, respectively.

Note 9 – Leases

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

The Company leases its 20,945 square foot facility under a non-cancelable real property lease agreement that expires on August 31, 2025, with two five-year options to extend, at a monthly lease rate of $10,036, with approximately a 3% annual escalation of lease payments commencing September 15, 2021, under which an entity owned entirely by Ira Goldfarb, the Company's Executive Chairman, is the landlord. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 5.75%.

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

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation, which the Company intends to use as production space. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increase each year, up to approximately $51,700 per month during the last year of the initial term. The Company is also responsible for operating expenses of the premises, which start at $7,835 per month, with an annual escalation of 4.3%. As a deposit on the lease, the Company is required to provide a letter of credit to the Landlord in the amount of $300,000. The lease may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. The incremental borrowing rate for the lease at the time of commencement was 9.38%.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use asset	$189,605	$67,564

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease:
Operating lease assets	$4,061,820	$1,261,525

Current portion of operating lease liability	$550,941	$52,543
Noncurrent operating lease liability	3,671,729	1,301,355
Total operating lease liability	$4,222,670	$1,353,898

Weighted average remaining lease term:
Operating leases (in years)	5.9	13.3

Weighted average discount rate:
Operating lease	8.20%	5.75%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$194,435	$45,970

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$4,222,670	$1,353,898

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

The future minimum lease payments due under operating leases as of  December 31, 2023 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2024	$874,000
2025	907,617
2026	881,562
2027	830,278
2028 and thereafter	1,980,505
5,473,962
Less effects of discounting	(1,251,292)
Lease liability recognized	$4,222,670

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

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

On April 25, 2023, the Company received $750,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Executive Chairman, Mr. Goldfarb, as lender. The unsecured note matures on April 25, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 187,500 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.

	750,000	-

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Executive Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Executive Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	-

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	-

On December 21, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Executive Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Executive Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.

	2,000,000	2,000,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Executive Chairman, Mr. Goldfarb, and Chief Executive Officer, Mrs. Goldfarb as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.

	100,000	100,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Executive Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.

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

	920,000	920,000

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Executive Chairman, Mr. Goldfarb, and Chief Executive Officer, Mrs. Goldman, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	8,595,000	6,195,000
Less unamortized debt discounts:	1,880,712	2,692,757
Notes payable	6,714,288	3,502,243
Less: current maturities	2,543,146	-
Notes payable, related parties, less current maturities	$4,171,142	$3,502,243

The Company recorded total discounts of $1,154,050 and $2,811,138, consisting of debt discounts on warrants granted to the related parties during the years ended December 31, 2023 and 2022, respectively. The warrants were valued using Black-Scholes option pricing model with significant inputs as follows:

	For the Year Ended
	December 31,
	2023	2022
Weighted average expected volatility	155%	162%
Weighted average expected life (in years)	10	10
Weighted average risk-free interest rate	2.9%	2.5%
Expected dividend yield	-	-

The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $1,009,397 of related party stock-based interest expense pursuant to the amortization of discounts during the year ended December 31, 2023.

The Company recognized $598,340 and $320,580 of related-party note interest expense for the years ended December 31, 2023 and  December 31, 2022.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 11 – Notes Payable

Notes payable consists of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

On April 25, 2023, the Company received $400,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note matures on April 25, 2024. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 100,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption.	$400,000	$–

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

	150,000	150,000

Total notes payable	1,130,000	730,000
Less: unamortized debt discounts	222,024	336,085
Notes payable	907,976	393,915
Less: current maturities	313,938	–
Notes payable, less current maturities	$594,038	$393,915

The Company recorded total discounts of $202,285 and $444,330, consisting of debt discounts on warrants granted to accredited investors during the years ended December 31, 2023 and 2022, respectively. The warrants were valued using Black-Scholes option pricing model with significant inputs as follows:

	For the Year Ended
	December 31,
	2023	2022
Weighted average expected volatility	147%	154%
Weighted average expected life (in years)	10	10
Weighted average risk-free interest rate	3.1%	2.7%
Expected dividend yield	-	-

The discounts are being amortized to interest expense over the term of the notes, until repayment, using the straight-line method, which closely approximates the effective interest method. The Company recorded $164,589 and $108,245 of stock-based interest expense pursuant to the amortization of discounts during the years ended December 31, 2023 and 2022, respectively.

The Company recognized $56,346 and $31,546 of interest expense for the years ended December 31, 2023 and 2022, respectively.

The Company recognized interest expense for the years ended December 31, 2023 and 2022, as follows:

	December 31,	December 31,
	2023	2022

Interest on notes payable, related parties	$598,340	$320,580
Amortization of debt discounts on notes payable, related parties	1,009,396	817,594
Interest on notes payable	65,848	31,546
Amortization of debt discounts on notes payable	164,590	108,245
Interest - other	1,575	-
Total interest expense	$1,839,749	$1,277,965

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 12 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock Sold for Cash

On November 20, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 426,288 shares of the Company’s common stock at a price of $6.50 per share. Proceeds to the Company from the sale of the shares were $2,770,848. A total of 46,669 of these shares, or proceeds of $303,348 were purchased by officers and directors.

On August 25, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 735,000 shares of the Company’s common stock at a price of $5.00 per share. Proceeds to the Company from the sale of the shares were $3,675,000. A total of 195,000 of these shares, or proceeds of $975,000 were purchased by officers and directors.

Common Stock Issued to Directors for Services

On June 1, 2023, the Company issued an aggregate 21,095 shares of common stock amongst its five directors for annual services to be rendered. The aggregate fair value of the common stock was $125,230, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Common Stock Awarded to Advisory Panel Members

On April 20, 2022, the Company awarded an aggregate total of 8,000 shares of common stock to two advisory panel members for services. The aggregate fair value of the shares was $20,000, based on the closing price of the Company’s common stock on the date of grant.

On March 25, 2022, the Company awarded 4,255 shares of common stock to a newly appointed advisory panel member for services. The fair value of the shares was $10,000, based on the closing price of the Company’s common stock on the date of grant.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 13 – Options

The 2020 Equity Plan was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board on December 5, 2019, as provided in the definitive information statement filed with Securities and Exchange Commission on January 10, 2020 (the “DEF 14C”). The description of the 2020 Equity Plan is qualified in its entirety by the text of the 2020 Equity Plan, a copy of which was attached as Annex C to the DEF 14C. On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board on December 15, 2023. On December 15, 2023, our Board approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,272,954 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase will enable us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

Outstanding Options

Options to purchase an aggregate total of 2,260,813 and 590,991 shares of common stock were outstanding as of December 31, 2023 and 2022, respectively, at a weighted average strike price of $19.38 and $4.53, respectively. The weighted average life of exercisable outstanding options was 6.6 and 8.1 years as of December 31, 2023 and 2022, respectively.

Options Granted

On December 15, 2023, pursuant to the respective A&R Employment Agreements of Ira Goldfarb and Claudia Goldfarb, and the terms of the 2020 Equity Incentive Plan, Mr. Goldfarb was granted stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted stock options entitling her to purchase 450,000 shares of common stock, at an exercise price of $9.75 per share. The shares will vest equally over a five-year period from grant date. In the case of a Change of Control (as defined in their respective A&R Employment Agreements) all shares granted in the Initial Option Grant will vest immediately. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $8.15, was $7,752,000. The options are being expensed over the vesting period.

Additionally, on December 15, 2023, pursuant to their respective A&R Employment Agreements, Mr. Goldfarb was granted additional stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted an additional 450,000 options to purchase shares of common stock, at an exercise price of $40.00. The shares will vest upon the Company’s stock price trading on a national securities exchange operated by Nasdaq or the New York Stock Exchange with a closing transaction price above $40.00 per share for a period of twenty consecutive trading days. In the case of a Change of Control (as defined in the A&R Employment Agreements) all shares granted in the additional option grant will vest immediately. The Company engaged a third-party valuation expert to perform a Monte-Carlo simulation options pricing model to determine the call value and expected term of the options. Based a volatility of $97% and a risk-free interest rate of 3.9%, the option value was $5.84, resulting in an aggregate value of $5,544,200, which will be amortized over the expected term of the options of 2.3 years.

On November 13, 2023, the Company appointed Keith Terreri as Chief Financial Officer, and granted options to purchase 27,000 shares of common stock having an exercise price of $6.19 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $5.12, was $138,240. These shares were subsequently forfeited when Mr. Terreri resigned as Chief Financial Officer on March 8, 2024.

During November 2023, five employees were granted options to purchase an aggregate of 61,500 shares of the Company's common stock, having a weighted average exercise price of $8.21, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97% and a call option value of $6.77, was $416,245. The options are being expensed over the vesting period.

During July 2023, three employees were granted options to purchase an aggregate of 16,000 shares of the Company's common stock, having a weighted average exercise price of $4.61, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 90% and a call option value of $2.95, was $47,182. The options are being expensed over the vesting period.

On June 5, 2023, a total of nineteen employees and consultants were granted options to purchase an aggregate 46,405 shares of the Company’s common stock, having an exercise price of $3.66 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 84.2% and a call option value of $3.66, was $170,028. The options are being expensed over the vesting period.

On July 22, 2022, the Company appointed Tim Creed as a member of the Board. Pursuant to the Company’s 2020 Equity Plan, Mr. Creed was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.90 per share. These options will vest 20% as of July 22, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 137% and a call option value of $3.62, was $87,346. The options are being expensed over the vesting period.

On April 11, 2022, the Company appointed Joe Mueller as a member of the Board of Directors and Audit Committee. Pursuant to the Company’s 2020 Equity Plan, Mr. Mueller was granted options to purchase 24,151 shares of the Company’s common stock at an exercise price of $3.10 per share. These options will vest 20% as of April 11, 2023 and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.64, was $71,423. The options are being expensed over the vesting period.

On April 1, 2022, a total of nineteen employees and consultants were granted options to purchase an aggregate 35,977 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.64, was $95,099. The options are being expensed over the vesting period.

On April 1, 2022, the Company granted options to purchase 27,500 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term, to the Company’s then Chief Financial Officer. The options were to vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.64, was $72,692. The options were being expensed over the vesting period, however, pursuant to a Separation Agreement and Release, dated May 3, 2022, the vesting terms of the options were accelerated to be fully vested, resulting in $72,692 of stock-based compensation expense during the year ended December 31, 2022. Pursuant to the Separation Agreement and Release, the vesting of an aggregate 47,500, with a weighted average exercise price of $4.87, of Mr. Burke’s previously awarded options were also accelerated to be fully vested.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

On March 30, 2022, a total of sixteen employees and consultants were granted options to purchase an aggregate 19,436 shares of the Company’s common stock, having an exercise price of $2.75 per share, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 407% and a call option value of $2.64, was $51,380. The options are being expensed over the vesting period, resulting in $7,096 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $26,756 of unamortized expenses are expected to be expensed over the vesting period.

On March 25, 2022, a newly appointed advisory panel member was granted options to purchase an aggregate 6,382 shares of the Company’s common stock, having an exercise price of $2.35 per share, exercisable over a 10-year term. The options will vest 20% on each anniversary over a five-year period, until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.26, was $14,413. The options are being expensed over the vesting period, resulting in $2,220 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $12,193 of unamortized expenses are expected to be expensed over the vesting period.

The Company recognized a total of $711,068, and $782,081 of compensation expense during the years ended December 31, 2023 and 2022, respectively, related to common stock options that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $14,625,420 as of December 31, 2023 and the weighted-average period over which these awards are expected to be recognized is approximately 2.4 years.

Options Cancelled or Forfeited

An aggregate 21,083 and 87,793 options with a weighted average strike price of $2.84 and $7.11 per share were forfeited by former employees during the years ended December 31, 2023 and 2022, respectively.

Options Expired

During the years ended December 31, 2023 and 2022 there were no options expirations.

Options Exercised

No options were exercised during the years ended December 31, 2023 and 2022.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2023.

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares		Average	Weighted	Shares	Weighted
	Underlying		Remaining	Average	Underlying	Average
	Options	Range of	Contractual	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Price
December 31, 2022	590,991	2.355 -195.0000	8.1	$4.53	160,199	$5.02
December 31, 2023	2,620,813	2.355 -195.0000	6.6	$19.38	271,259	$4.69

The following is a summary of activity of outstanding stock options:

		Weighted
		Average	Average
	Number	Exercise	Intrinsic
	of Shares	Prices	Value
Balance, December 31, 2021	541,187	$6.77
Options granted	137,597	2.99
Options cancelled	(87,793)	(7.11)
Balance, December 31, 2022	590,991	$4.53	$2,677,189
Options granted	2,050,905	23.55
Options cancelled	(21,083)	(2.84)
Balance, December 31, 2023	2,620,813	$19.38	$50,802,052

Exercisable, December 31, 2023	271,259	$4.69	$1,272,205

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 2,291,250 shares of common stock at a $2.50 strike price, exercisable over a weighted average life of 8.51 years were outstanding as of December 31, 2023. Warrants are fair-valued using the Black-Scholes options pricing model, using the applicable volatility and risk-free rate based on the term of the warrant, at the issue date. The fair value of the warrants is allocated to the notes payable, and amortized to interest over the term of the notes. Interest expense related to debt discount amortization was $1,173,986 and $925,839 for the years ended December 31, 2023 and 2022 respectively.

Warrants Granted

On May 11, 2023, we closed on an offering to sell $100,000 of promissory notes and warrants to purchase an aggregate 25,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on May 11, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On May 11, 2023, the Company received aggregate proceeds of $100,000 from one of the Company’s Directors on the sale of these notes and warrants.

On April 25, 2023, we closed on an offering to sell up to $1,200,000 of promissory notes and warrants to purchase an aggregate 300,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on April 25, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On April 25, 2023, the Company received aggregate proceeds of $800,000 from two of the Company’s Directors and $400,000 from one accredited investor on the sale of these notes and warrants.

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

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term.

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

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

No warrants were exercised, cancelled or expired during the year ended December 31, 2023.  A total of 1,300 warrants with a weighted average exercise price of $3.00 per share expired during the year ended  December 31, 2022

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	417,550	2.66
Warrants granted	1,175,000	2.40
Warrants expired	(1,300)	(3.00)
Balance, December 31, 2022	1,591,250	$2.47
Warrants granted	700,000	2.55
Warrants expired	-	-
Balance, December 31, 2023	2,291,250	$2.50

Exercisable, December 31, 2023	2,291,250	$2.50

Note 15 - Earnings Per Share

Basic and diluted earnings per share years ended December 31, 2023 and 2022

	For the Year Ended
	December 31,
	2023	2022
Net income (loss) attributable to common shareholders	$(3,060,433)	$(12,127,068)

Basic weighted average shares	5,168,339	4,835,389

Basic income and diluted loss per share	$(0.59)	$(2.51)

The table below includes information related to stock options and warrants that were outstanding at the end of each respective year ended December 31, 2023 and 2022. For periods in which we incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive.

	For the Year Ended
	2023	2022
Weighted average stock options	1,060,717	600,796
Weighted average price of stock options	$19.38	$4.81

Weighted average warrants	2,084,994	1,010,337
Weighted average price of warrants	$2.50	$2.47

Average price of common stock	$5.37	$4.06

SOW GOOD INC.
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

We had no provision for income taxes for the years ended December 31, 2023 and 2022.

The effective income tax rate for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
State income taxes	0.00%	0.00%
Permanent differences	(0.21)%	0.10%
Change in effective state income tax rate	0.00%	0.00%
True up prior year tax return	0.06%	(0.50)%
Change in valuation allowance	(20.85)%	(20.60)%
Net effective income tax rate	0.00%	0.00%

The components of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryovers	$9,391,254	$8,681,830
Stock compensation	2,578,060	862,079
Stock-based debt discounts	440,963	925,839
Goodwill and intangibles	1,106,693	5,197,470
Reorganization costs	28,135	-
Allowance for bad debts	132
Total deferred tax assets	$13,545,237	$15,667,218

Deferred tax liabilities:
Property and equipment	(561,128)	(149,777)
Total deferred liabilities	(561,128)	(149,777)

Net deferred tax assets (liabilities)	12,984,109	15,517,441
Less: valuation allowance	(12,984,109)	(15,517,441)
Deferred tax assets (liabilities)	$-	$-

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2023, the Company has a net operating loss carryover of approximately $44,720,255. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2030. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total net operating loss as of December 31, 2023, approximately $18,966,124 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2023, the Company decreased its valuation allowance from $15,517,441 to $12,984,109 to adjust for the decrease in net deferred tax assets. The Company believes it is more likely than not that the benefit of these remaining assets will not be realized.

The Company filed annual US Federal income tax returns and annual income tax returns for the state of Minnesota through 2020. Following the 2020 tax year, the Company has filed annual state franchise tax returns for the state of Texas. We are not subject to income tax examinations by tax authorities for years before 2020 for all returns. Income taxing authorities have conducted no formal examinations of our past federal or state income tax returns and supporting records.

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2023.

Note 17 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure, except as follows:

Change in Board of Directors

On January 5, 2024, Tim Creed tendered his resignation, effective January 5, 2024 from the Board of Directors and the Company appointed Edward Shensky as a member of the Board of Directors of the Company effective immediately. Mr. Creed’s resignation was not a result of any disagreement with the Company on any matter related to its operations, policies or practices. Mr. Shensky will stand for re-election at the Company’s next annual meeting. His appointment to the Board of Directors was not pursuant to any arrangement or understanding between Mr. Shensky and any other person.

Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Shensky will receive annualized compensation of $25,000, to be paid in cash or common stock, at the Company’s election, beginning with his appointment and continuing on each subsequent anniversary of his appointment thereafter or the date of his election at an annual meeting of shareholders, whichever comes first. On January 11, 2024, the Company issued an aggregate of 1,233 shares to Mr. Shensky under the Non-Employee Director Compensation Plan, which represents the number of shares to be issued based on the closing price of the Company’s shares on the OTCQB marketplace on January 10, 2024.

Employment Agreement with and Resignation of Chief Financial Officer

On January 11, 2024, the Board ratified the Employment Agreement (the “Terreri Employment Agreement”) entered into on December 1, 2023 with Keith Terreri, the Company’s Chief Financial Officer. The Terreri Employment Agreement supersedes Mr. Terreri’s previously filed offer letter and includes the previously approved compensation terms as well as restrictive covenants, a release and the severance terms described in more detail below. The Terreri Employment Agreement provides for Mr. Terreri’s entitlement to receive an annual base salary of $270,000 and an annual target bonus opportunity equal to 25% of base salary. Additionally, the Terreri Employment Agreement provides Mr. Terreri’s entitlement to a grant of 27,000 stock options, representing the right to purchase shares of the Company’s common stock, subject to Mr. Terreri’s continuous service to the Company through each vesting date.

On March 2, 2024, Mr. Terreri tendered his resignation effective as of March 4, 2024. None of Mr. Terreri’s options were vested at the time his resignation was effective, so in accordance with the Terreri Employment Agreement, all 27,000 of his options are forfeited.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Amendment to the 2020 Stock Incentive Plan

On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board on December 15, 2023. On December 15, 2023, our Board approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,272,954 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase will enable us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

Approval of Option Grants under the 2020 Plan

On December 15, 2023 our Board of Directors approved option grants under the 2020 Plan to Ira Goldfarb and Claudia Goldfarb, subject to approval by a majority of the voting stockholders. In addition to ratifying the 2020 Plan Amendment, on January 9, 2024, the majority of voting stockholders of the Company approved Board on December 15, 2023.

On December 15, 2023, pursuant to the respective A&R Employment Agreements of Ira Goldfarb and Claudia Goldfarb, and the terms of the 2020 Equity Incentive Plan, Mr. Goldfarb was granted stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted stock options entitling her to purchase 450,000 shares of common stock, at an exercise price of $9.75 per share. The shares will vest equally over a five-year period from grant date. In the case of a Change of Control (as defined in their respective A&R Employment Agreements) all shares granted in the Initial Option Grant will vest immediately.

Additionally, on December 15, 2023, pursuant to their respective A&R Employment Agreements, Mr. Goldfarb was granted additional stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted an additional 450,000 options to purchase shares of common stock, at an exercise price of $40.00. The shares will vest upon the Company’s stock price trading on a national securities exchange operated by Nasdaq or the New York Stock Exchange with a closing transaction price above $40.00 per share for a period of twenty consecutive trading days. In the case of a Change of Control (as defined in the A&R Employment Agreements) all shares granted in the additional option grant will vest immediately.

Reincorporation

Effective February 15, 2024, Sow Good Inc. reincorporated to the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion (the “Plan of Conversion”), dated February 15, 2024 (the “Reincorporation”). The Reincorporation was effected by the Company filing (i) articles of conversion (the “Articles of Conversion”) with the Secretary of State of the State of Nevada, (ii) a certificate of conversion (the “Certificate of Conversion”) with the Secretary of State of the State of Delaware and (iii) a certificate of incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware. In connection with the Reincorporation the Company also adopted Amended and Restated Bylaws (the “Bylaws”).

Upon effectiveness of the Reincorporation:

●

the affairs of the Company ceased to be governed by the Nevada Revised Statutes, as amended, the Company’s existing articles of incorporation and the Company’s existing bylaws, and the affairs of the Company became subject to the Delaware General Corporation Law, as amended, the Certificate of Incorporation and the Bylaws;

●

the shares of Sow Good’s issued and outstanding common stock, with a par value $0.0001 per share, converted into shares of the equivalent class of the Company’s Common Stock, each with a par value $0.0001 per share, on a 1 share of common stock to 1 share of common stock basis;

●	each director and officer of Sow Good will continue to hold his or her respective position with the Company;
●	each employee benefit, stock option or other similar plan of Sow Good will continue to be an employee benefit, stock option or other similar plan of the Company; and
●	the Company will continue to file periodic reports and other documents with the SEC.

2024 Stock Incentive Plan

Effective February 15, 2024, the board of directors adopted the 2024 Plan (the “2024 Plan”) under which a total of 3,000,000 share of our common stock have been reserved for issuance of Incentive Stock Options, or ISOs, Non-Qualified Stock Options, or NSOs, restricted share awards, stock unit awards, SARs, other stock-based awards, performance-based stock awards, (collectively, “stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as “awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries, and affiliates.

SOW GOOD INC.
NOTES TO THE FINANCIAL STATEMENTS

Sublease Agreement by and between Papsa Merx S. de R.S. de C.V. and the Company, dated January 19, 2024.

On January 19, 2024, Sow Good Inc., the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. Pursuant to the terms of the Sublease Agreement, the Company will sublease approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The Term of the Lease Agreement will commence on February 1, 2024. The Sublease Agreement provides for rent payments at fixed price of $5,250 USD per month plus the corresponding Value Added Tax for the duration of the Term. The Company is also responsible for operating expenses of the Premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5,250 USD in connection with the Sublease Agreement. The Sublease Agreement does not have a renewal period.

Board of Director Grants

On January 11, 2024, the Company issued an aggregate 7,060 shares of common stock amongst its five non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $56,480, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 9, 2024, the Company issued an aggregate 23,534 shares of common stock amongst its five non-employee Directors and three advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $519,280, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Filing of an S-1

On February 13, 2024, the Company filed a Form S-1 Registration Statement in connection with a potential public offering of its common stock and uplist on a nationally recognized stock exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company conducted an evaluation to determine the Company's independent registered public accounting firm for the fiscal year ending December 31, 2023. Following the evaluation, on August 23, 2023, the Audit Committee approved the appointment of Urish Popeck & Co., LLC (“UPCO”) as the Company's independent public accounting firm to audit the Company's consolidated financial statements for the fiscal year ending December 31, 2023 and to review the Company's quarterly consolidated financial statements beginning with the third quarter of the 2023 fiscal year. On the same date, the Audit Committee approved the dismissal of M&K CPAS, PLLC (“M&K”) as the Company's independent registered public accounting firm.

The reports of M&K on the consolidated financial statements of the Company for the fiscal years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through June 30, 2023, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such fiscal years. During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through June 30, 2023, there have been no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses previously disclosed under Item 9A of the Company's 2022 Annual Report on the Form 10-K filed on April 14, 2023 pertaining to its internal controls over its financial statements. The Company authorized M&K to respond fully to inquiries of the successor accountant concerning the material weaknesses.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through June 30, 2023, neither the Company nor anyone on its behalf consulted with UPCO regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that UPCO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Interim Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation as of December 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer, Claudia Goldfarb, concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 22, 2024:

Name	Age	Position
Claudia Goldfarb	48	Chief Executive Officer; Interim Chief Financial Officer
Ira Goldfarb	66	Executive Chairman; Chairman of the Board of Directors
Bradley Berman	53	Director
Joe Mueller	54	Director
Lyle Berman	82	Director
Edward Shensky	72	Director
Chris Ludeman	65	Director

Executive Officers

Claudia Goldfarb. Claudia Goldfarb has served as our Chief Executive Officer since October 2020, and has served as our interim Chief Financial Officer from April 2022 until November 2023, and since March 2024. Prior to that, Mrs. Goldfarb served as President and Chief Operating Officer of Prairie Dog Pet Products, LLC between January 2010 and July 2020. From 2010 until 2012, Mrs. Goldfarb also served as Chief Operating Officer of PGT Holdings. Mrs. Goldfarb attended St. Mary’s University in San Antonio, Texas to pursue an accounting degree. Mr. Ira Goldfarb, who is our Executive Chairman and Chairman of the Board of Directors, is Mrs. Claudia Goldfarb’s husband. Mrs. Goldfarb was selected to serve on our Board of Directors due to her history with the Company and extensive product development, manufacturing and implementation experience in the consumer-packaged goods industry.

Ira Goldfarb. Ira Goldfarb has served as our Executive Chairman and Chairman of the Board of Directors since October 2020. Prior to that, from January 2012 until July 2020, Mr. Goldfarb founded and served as Chief Executive Officer of Prairie Dog Pet Products, LLC. Mr. Goldfarb also served as Chief Executive Officer of PGT Holdings from 2010 until 2012, and served as Chief Executive Officer of DS Retail Holdings, LLC, from 2006 until 2009. In 2009, Mr. Goldfarb co-founded Operation Ava Inc., one of the largest cat and dog rescue groups in Pennsylvania. Mr. Goldfarb attended the Fashion Institute of Technology in New York, New York. Mr. Goldfarb is the husband of Mrs. Claudia Goldfarb, who is our Chief Executive Officer and interim Chief Financial Officer. Mr. Goldfarb was selected to serve on our Board of Directors due to his history with the Company and extensive business, operational and management experience in the consumer-packaged goods industry.

Directors

Bradley Berman. Bradley Berman has served as a Director since our inception in April 2010. Mr. Berman served as our Chief Executive Officer from November 2010 until November 2011, our Chief Financial Officer in November 2010 and our Corporate Secretary from November 2010 until February 2011. Mr. Berman is the president of King Show Games, Inc., a company he founded in 1998. Mr. Berman worked in various capacities in casino gaming from 1992 until 2004 for Grand Casinos, Inc. and then Lakes Entertainment, Inc., achieving the position of Vice President of Gaming, after which he assumed a lesser role in that company. Mr. Berman was a director of Voyager Oil and Gas, Inc. (formerly Ante4 and WPT) from August 2004 to November 2010. Mr. Berman was a director of Black Ridge Oil & Gas from November 2010 to October 2020. Mr. Berman was a director of Allied Esports Entertainment Inc. (Nasdaq: AESE) (f/k/a Black Ridge Acquisition Corp.) from May 2017 to July 2023. Mr. Berman attended Mankato State University in Mankato, Minnesota and the University of Nevada at Las Vegas in Las Vegas, Nevada. Mr. Lyle Berman, who is one of our directors, is Mr. Brad Berman’s father. Mr. Berman was selected to serve on our Board of Directors because of his history with the Company and extensive experience in various private and public companies.

Joe Mueller. Joe Mueller has served as a Director since April 2022. Since September 2019, Mr. Mueller has served as Vice President of Industry and Customer Development for Kellogg Company. Prior to that, from March 2015 until September 2019, Mr. Mueller served as Kellogg Company’s Vice President, Walmart Snacks Team. Mr. Mueller also serves as a board member for the American Heart Association. Mr. Mueller earned his Bachelor of Science degree in Marketing and Management from Missouri State University and completed his MBA from the University of Phoenix. Mr. Mueller was selected to serve on our Board of Directors due to his extensive experience in the consumer-packaged goods industry.

Lyle Berman. Lyle Berman has been a director of Sow Good Inc. since October 2020. From 1999 until 2023, Mr. Berman served as Chairman of the Board and Chief Executive Officer of Lakes Entertainment Inc. From 1993 until 2000, Mr. Berman served as Chief Executive Officer of Rainforest Café, Inc., and from 1991 until 1998, Mr. Berman served as the Chairman of the Board of Directors of Grand Casinos, Inc. Mr. Berman holds a degree in Business Administration from the University of Minnesota. Mr. Lyle Berman is the father of one of our directors, Mr. Brad Berman. Mr. Berman was selected to serve on our Board of Directors because of his experience as a chief financial officer and his knowledge of public and private companies. With a proven track record of success and a wealth of experience, Lyle Berman brings invaluable insights and leadership qualities that can significantly benefit any company’s board of directors.

Chris Ludeman. Chris Ludeman has served as a Director and Chairperson of the Audit Committee since January 2021. Since March 2011, Mr. Ludeman has served as Global President of Capital Markets at CBRE, where he also serves as a member of the Global Operating Committee and on the Americas Operations Management Board. Mr. Ludeman holds a Bachelor of Arts degree from the University of California, Santa Barbara. Mr. Ludeman was selected to serve on our Board of Directors because of his extensive management and institutional investor experience as well as his knowledge of capital markets.

Edward Shensky. Edward Shensky has served as a Director since January, 2024. Mr. Shensky is a senior shareholder at Stark & Stark full-service law firm providing legal services across more than 30 practice areas. Mr. Shensky headed the medical malpractice and personal injury group in Yardley, Pennsylvania and was instrumental in expanding the firm’s litigation team in those practice areas. Mr. Shensky received his juris doctorate degree from Temple University Law School in 1978. Mr. Shensky was selected to serve on our Board of Directors because of his legal experience and prior experience serving on the risk management board for a UK-based manufacturing company and the Strategic Planning Committee for a major charitable organization headquartered in Pennsylvania.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. We currently have seven directors, who are elected annually. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected. No director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate.

CORPORATE GOVERNANCE

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, our board of directors has determined that none of our directors, other than Claudia Goldfarb and Ira Goldfarb, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director, as described in Certain Relationships and Related Party Transactions, and Director Independence.

  Committees of Our Board of Directors

Our board of directors has established an audit committee. The composition and responsibilities of the audit committee of our board of directors are described below. Members serve on this committee until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Bradley Berman, Edward Shensky and Chris Ludeman. Our board of directors has determined that satisfies the independence requirements under listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Chris Ludeman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The principal duties and responsibilities of our audit committee include, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	helping to maintain and foster an open avenue of communication between management and the independent registered public accounting firm;

●

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and full fiscal year operating results;

●	developing “whistle-blower” procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes its internal controls environment and procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Executive Chairman and Chief Executive Officer or with respect to whether the Executive Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board. The Board has determined that having Ira Goldfarb serve as Executive Chairman and Claudia Goldfarb as the Chief Executive Officer and the interim Chief Financial Officer is in the best interest of the Company’s stockholders at this time.

Advisory Panel

The Company has an Advisory Panel consisting of three members in experience in finance, manufacturing and sales that provide guidance to the Company in these areas.

Code of Ethics and Conduct

Our Code of Ethics is posted on our websites at www.thisissowgood.com and www.sowginc.com.

Annual Meeting Attendance

The Company did not hold an annual meeting of stockholders in 2023 or 2022. If the Company holds an annual meeting of stockholders in the future, the Board of Directors will encourage Directors to attend such annual meeting.

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

Delinquent Section 16(a) Reports

For the fiscal year ended December 31, 2023, the following Section 16 insiders failed to file timely reports under Section 16:

Claudia Goldfarb filed a Form 5 on February 9, 2024, correcting the number of securities she beneficially owned in 2023.

Ira Goldfarb filed a Form 5 on February 9, 2024, correcting the number of securities he beneficially owned in 2023.

Chris Ludeman filed a Form 5 on February 9, 2024, correcting the number of securities he beneficially owned in 2023.

Joe Mueller filed a Form 5 on February 9, 2024, correcting the number of securities he beneficially owned in 2023.

Bradley Berman filed a Form 5 on February 1, 2024, correcting the number of securities he beneficially owned in 2023.

Lyle Berman filed a Form 5 on February 1, 2024, correcting the number of securities he beneficially owned in 2023.

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

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●

Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●

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

Executive Compensation Program

For the years ended December 31, 2023 and 2022, the compensation for our named executive officers generally consisted of a base salary and equity bonuses. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success.

Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salaries

Executive officer base salaries are based on job responsibilities and individual contribution. Our board of directors review the base salaries of our executive officers, including our named executive officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Claudia Goldfarb, Ira Goldfarb and Keith Terreri are our only named executive officers that have an employment agreement with us.

On December 15, 2023, the Company entered into an Amended and Restated Employment Agreement with Chief Executive Officer and member of the Board of Directors Claudia Goldfarb (the “A&R Employment Agreement of Claudia Goldfarb”). The A&R Employment Agreement of Claudia Goldfarb amended and restated Mrs. Goldfarb’s employment agreement with the Company dated, October 1, 2020. The A&R Employment Agreement of Claudia Goldfarb provides that Mrs. Goldfarb will be entitled to receive an annual base salary of $575,000. Additionally, beginning with the fiscal year 2024, Mrs. Goldfarb is entitled to a discretionary cash bonus of up to 100% of this then-current base salary, based on revenue and EBITDA targets set forth in the A&R Employment Agreement.

On December 15, 2023, the Company entered into an Amended and Restated Employment Agreement with Executive Chairman and Chairman of the Board of Directors Ira Goldfarb (the "A&R Employment Agreement of Ira Goldfarb”). The A&R Employment Agreement of Ira Goldfarb amended and restated Mr. Goldfarb’s employment agreement with the Company dated, October 1, 2020. The A&R Employment Agreement of Ira Goldfarb provides that Mr. Goldfarb will be entitled to receive an annual base salary of $625,000. Additionally, beginning with the fiscal year 2024, Mr. Goldfarb is entitled to a discretionary cash bonus of up to 100% of this then-current base salary, based on revenue and EBITDA targets set forth in the A&R Employment Agreement of Ira Goldfarb.

On January 11, 2024, the Board ratified the Employment Agreement entered into on December 1, 2023 with Keith Terreri, the Company’s Chief Financial Officer (“Terreri Employment Agreement”). The Terreri Employment Agreement supersedes Mr. Terreri’s offer letter and includes the previously approved compensation terms as well as restrictive covenants, a release and the severance terms described in more detail below. The Terreri Employment Agreement provides for Mr. Terreri’s entitlement to receive an annual base salary of $270,000 and an annual target bonus opportunity equal to 25% of base salary. Additionally, the Terreri Employment Agreement provides Mr. Terreri’s entitlement to a grant of 27,000 stock options, representing the right to purchase shares of the Company’s common stock, subject to Mr. Terreri’s continuous service to the Company through each vesting date.

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the years ended December 31, 2022 and 2023, all executive officer base salary decisions were approved by the board of directors.

The 2023 annual base salaries for our named executive officers were as follows: (1) $165,000 for Ira Goldfarb, (2) $146,250 for Claudia Goldfarb and (3) $11,423 for Keith Terreri. The 2022 annual base salaries for our named executive officers were as follows: (1) $331,269 for Ira Goldfarb, (2) $293,625 for Claudia Goldfarb and (3) $159,409 for Brad Burke.

Incentive Compensation Awards

Other than the awards under our 2012 Plan, 2016 Plan, 2018 Plan and 2020 Plan described below, no bonuses were granted in the years ended December 31, 2022 and 2023.

If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our named executive officers and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before Adjusted EBITDA, and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts, but may do so in the future.

Equity Incentive Awards

2012 Stock Incentive Plan

Effective June 10, 2012, as amended on February 22, 2011 and March 2, 2012, our board of directors adopted the Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) under which a total of 25,000 shares of our common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options. The 2012 Plan has been approved by the holders of a majority of our outstanding shares.

2016 Stock Incentive Plan

Effective December 12, 2016, our board of directors adopted the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) under which a total of 12,712 shares of our common stock have been reserved for issuance pursuant to the grant and exercise of non-qualified stock options.

2018 Stock Incentive Plan

On March 1, 2018, the Board of the Company approved and adopted the Black Ridge Oil & Gas, Inc. 2018 Management Incentive Plan (the “2018 Plan”) and the form of 2018 Management Incentive Plan Award Agreement (the “2018 Award Agreement”). The purpose of the 2018 Plan is to provide a means by which eligible employees and directors may have the opportunity to be granted awards of the Company’s equity in Black Ridge Acquisition Corp. (“BRAC”).

2020 Stock Incentive Plan

Effective December 5, 2019, as amended September 29, 2020, January 4, 2021 and March 19, 2021 our board of directors adopted the 2020 Stock Incentive Plan (the “2020 Plan”) under which a total of 814,150 shares of authorized common stock have been reserved for issuance as restricted stock or pursuant to the grant and exercise of stock options. Our 2020 Plan has been approved by a majority of the stockholders of record. We believe the use of stock-based long-term incentive compensation is vital to maintain a competitive position in attracting, retaining and motivating key personnel. The board considers several factors in determining whether awards are granted to an executive officer, including corporate progress towards achieving objectives, individual experience and expertise, subjective factors related to corporate and individual performance, the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.

The 2020 Plan enables our board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants and other third-party service providers. The 2020 Plan is generally administered by the board of directors. Subject to the provisions of the 2020 Plan, the board of directors determines in its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions. The board of directors has the authority and discretion to determine the terms of awards under the 2020 Plan.

In the event of a change of control as described in the 2020 Plan, the acquiring or successor entity may (i) accelerate the vesting of any or all awards, (ii) assume or substitute all or any awards outstanding under the 2020 Plan or substitute substantially equivalent awards or (iii) cash out any or all outstanding awards.

  2024 Stock Incentive Plan

Effective February 15, 2024, the board of directors adopted the 2024 Plan (the “2024 Plan”) under which a total of 3,000,000 share of our common stock have been reserved for issuance of Incentive Stock Options, or ISOs, Non-Qualified Stock Options, or NSOs, restricted share awards, stock unit awards, SARs, other stock-based awards, performance-based stock awards, (collectively, “stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as “awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries, and affiliates. Our 2024 Plan has been approved by stockholder holding a majority of the aggregate issued and outstanding shares of the Company’s voting stock. The initial aggregate number of shares of the Company’s common stock available for issuance under the 2024 Plan is equal to 3,000,000 shares of common stock including the number of reserved shares not issued or subject to outstanding grants under each of the prior incentive plans as of the effective date.

Health and Welfare Benefits and Perquisites

At this stage of our business, we have benefits that are generally comparable to those offered by other small private and public companies and no prerequisites for our employees. Other than a 401(k) plan, we do not have any other retirement plan for our named executive officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
					Non-Equity	Non-Qualified
					Incentive	Deferred
Name and			Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Awards	Awards	Compensation	Earnings	Compensation	Total

Ira Goldfarb,(1)	2023	$165,000	$-	$6,996,207	$195,462	$-	$-	$7,356,669
Executive Chairman	2022	$331,269	$-	$-	$-	$-	$-	$331,269

Claudia Goldfarb,(2)	2023	$146,250	$-	$6,296,586	$173,250	$-	$-	$6,616,086
Chief Executive Officer	2022	$293,625	$-	$-	$-	$-	$-	$293,625

Brad Burke,(3)	2023	$-	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer	2022	$159,409	$-	$72,692	$-	$-	$-	$232,101

Keith Terreri,(4)	2023	$11,423	$-	$138,240	$-	$-	$-	$149,663
Former Chief Financial Officer	2022	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and a total of $625,000 in cash per year commencing on December 15, 2023. On December 15, 2023, we granted Mr. Goldfarb an option to purchase 500,000 shares of common stock at an exercise price of $40.00 per share. The estimated average fair value per share of stock option based on the Monte Carlo Simulation, was $5.84 per share for a total value of $2,918,207. On December 15, 2023, we granted Mr. Goldfarb an option to purchase 500,000 shares of common stock at an exercise price of $9.75 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 96.7838% and a call option value of $8.16, was $4,078,000.
(2)	Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and $575,000 in cash per year commencing on December 15, 2023. On December 15, 2023 we granted Mrs. Goldfarb an option to purchase 450,000 shares of common stock at an exercise price of $40.00 per share. The estimated average fair value per share of stock option based on the Monte Carlo Simulation, was $5.84 per share for a total value of $2,626,386. On December 15, 2023, we granted Mrs. Goldfarb an option to purchase 450,000 shares of common stock at an exercise price of $9.75 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 96.7838% and a call option value of $8.16, was $3,670,200.
(3)	Mr. Burke served as the Company’s Chief Financial Officer from December 28, 2020 through April 30, 2022, after serving as Interim Chief Financial Officer on an independent contractor basis from October 1, 2020. We had agreed to compensate Mr. Burke a total of $275,000 in cash per year. On April 1, 2022, we granted Mr. Burke an option to purchase 27,500 shares of common stock at an exercise price of $2.75 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 406% and a call option value of $2.6433, was $72,692. On April 21, 2021, we granted Mr. Burke an option to purchase 27,500 shares of common stock at an exercise price of $5.50 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 193% and a call option value of $5.4381, was $149,547.
(4)	Mr. Terreri was appointed Chief Financial Officer on November 20, 2023. We have agreed to compensate Mr. Terreri a total of $270,000 in cash per year. On November 13, 2023, we granted Mr. Terreri an option to purchase 27,000 shares of common stock at an exercise price of $6.19 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 97.121% and a call option value of $5.11, was $138,240.

Employment Agreements

Other than as described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2023.

Outstanding Option Awards at Fiscal Year-End
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options (#)	Unexercised Options (#)
Name	Exercisable	Unexercisable		Option Exercise Price	Option Expiration Date

Ira Goldfarb, Executive Chairman	-	500,000	(1)	$9.75	December 14, 2033
	-	500,000	(2)	$40.00	December 14, 2033
	75,000	-	(3)	$3.70	January 3, 2031
	9,900	6,600	(4)	$4.00	December 27, 2030
	30,000	20,000	(5)	$5.25	October 1, 2030

Claudia Goldfarb, Chief Executive Officer	-	450,000	(1)	$9.75	December 14, 2033
	-	450,000	(2)	$40.00	December 14, 2033
	75,000	-	(3)	$3.70	October 1, 2030
	9,900	6,600	(4)	$4.00	December 27, 2030
	30,000	20,000	(5)	$5.25	October 1, 2030

Keith Terreri, Former Chief Financial Officer	-	27,000	(6)	$6.19	December 1, 2033

(1) Options granted on December 15, 2023, vest in five equal annual installments on anniversary of grant.

  (2) Options granted on December 15, 2023, vest in full, after 20 consecutive trading days on which the closing prices exceeds $40.00 per share.

  (3) Options granted on January 4, 2021, vests annually over three years.

  (4) Options granted on December 28, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

  (5) Options granted on October 2, 2020, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

  (6) Options granted on November 13, 2023, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2023.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2023.

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive	Compensation	All other
Name	Paid in Cash	Stock Award	Option Awards	Compensation	Earnings	Compensation	Total

Bradley Berman	$-	$26,644	$-	$-	$-	$-	$26,644
Chris Ludeman	$-	$42,628	$-	$-	$-	$-	$42,628
Lyle Berman	$-	$26,644	$-	$-	$-	$-	$26,644
Joe Mueller	$-	$18,150	$-	$-	$-	$-	$18,150
Tim Creed	$-	$11,162	$-	$-	$-	$-	$11,162

Our non-employee directors did not receive any cash compensation for their service as a non-employee director during the years ended December 31, 2023.

On June 1, 2023, we issued Mr. Bradley Berman 4,404 shares of common stock for annual director services. The fair value of the common stock was $26,644.20 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Lyle Berman a total of 4,404 shares of common stock for annual director services. The fair value of the common stock was $26,644.20 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Ludeman a total of 7,046 of common stock, respectively, for annual director and audit committee services. The aggregate fair value of the common stock was $42,628.30 based on the closing price of the Company’s common stock on the respective grant dates.

On June 1, 2023, we issued Mr. Mueller a total of 3,000 shares of common stock for annual director services. The fair value of the common stock was $18,150.00 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Creed a total of 1,845 shares of common stock for annual director services. The fair value of the common stock was $11,162.25 based on the closing price of the Company’s common stock on the date of grant.

2022 Director Compensation

Our non-employee directors did not receive any cash compensation for their service as a non-employee director during the year ended December 31, 2022.

On April 11, 2022, we issued Mr. Mueller a total of 8,064 shares of common stock for annual director services. The fair value of the common stock was $24,998 based on the closing price of the Company’s common stock on the date of grant. On April 11, 2022, we granted Mr. Mueller an option to purchase 24,151 shares of common stock at an exercise price of $3.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 153% and a call option value of $2.9574, was $71,423. Mr. Mueller also received a stock award of $24,998 during the year ended December 31, 2022.

On July 22, 2022, we issued Mr. Creed a total of 6,410 shares of common stock for annual director services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant. On July 22, 2022, we granted Mr. Creed an option to purchase 24,151 shares of common stock at an exercise price of $3.90 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 137% and a call option value of $3.6166, was $87,346. Mr. Creed also received a stock award of $25,000 during the year ended December 31, 2022.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Our Board has not yet recommended policy for board compensation, however stock grants and option awards have been granted to independent directors upon joining the board. The Company has not paid cash fees to directors and has no formal compensation arrangements with its directors. While there is no set policy regarding board compensation, this may be subject to change by the directors or a compensation committee of the Board, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of  March 20, 2024, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. On March 20, 2024, we had 6,059,962 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 20, 2024. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Ira Goldfarb, Executive Chairman of Board(2)	3,360,634	55.5%
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer, Director (3)	2,254,621	37.2%
Bradley Berman, Director(4)	366,738	6.1%
Lyle Berman, Director(5)	1,172,842	19.4%
Chris Ludeman, Director(6)	154,097	2.5%
Joe Mueller, Director(7)	26,244	*
Edward Shensky, Director	27,554	*
All Directors and Executive Officers as a Group (8 persons)	5,309,856	87.6%
Benno Fisher(8)	691,030	11.4%
Carlos Bengoa(9)	370,262	6.1%
Morris Goldfarb(10)	357,799	5.9%

*         Represents beneficial ownership of less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 20, 2024.

(2) Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb, 181,901 shares held in joint tenancy, and 114,900 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024. Also includes 1,275,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 20, 2024, 250,000 of which are jointly held with his spouse, Claudia Goldfarb, 1,000,000 of which are held by Mr. Goldfarb’s irrevocable trust, and 25,000 of which are held by IG Union Bower, for which Mr. Goldfarb is the beneficial owner. Also includes 40,000 shares held by the Ira Goldfarb Irrevocable Trust, for which Mr. Goldfarb is a trustee and holds a pecuniary interest, and 17,646 shares held by trusts for the children of Mr. Goldfarb, for which Mr. Goldfarb is trustee.

(3) Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb, 181,901 shares held in joint tenancy, 114,900 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024 and 250,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 20, 2024 that are jointly held with her spouse, Ira Goldfarb.

(4) Includes 20,987 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024, and 51,250 shares which may be purchased pursuant to warrants exercisable within 60 days of March 20, 2024. Also includes 41,636 shares held by the Bradley Berman Irrevocable Trust, 23,735 shares held by certain trusts for the children of Mr. Bradley Berman, for which Mr. Bradley Berman is trustee, and 6,195 shares owned by Mr. Bradley Berman’s spouse.

(5) Includes 20,654 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024, and 643,750 shares which may be purchased pursuant to warrants exercisable within 60 days of March 20, 2024. Also includes 479,434 shares held by the Lyle A. Berman Revocable Trust, and 6,750 shares held by Berman Consulting Corporation, in which Mr. Lyle Berman holds a pecuniary interest. Does not include 124,742 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Gary Raimist is trustee.

(6) Includes 97,058 shares held by Christopher R. & Lynda M. Ludeman JTWROS. Includes 24,151 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024.

(7) Includes 4,830 shares which may be purchased pursuant to stock options exercisable within 60 days of March 20, 2024.

(8) Includes 175,000 shares held by Ben J. Fischer JTWROS Laree P. Hulshoff JTWROS. Also includes 100,000 shares which may be purchased pursuant to warrants exercisable within 60 days of March 20, 2024.

(9) Includes 353,847 shares held by BC Marketing, LLC. The principal business address of the stockholder is 1918 N. Olive Street #350, Dallas, TX 75201. Also includes 15,385 shares held by Eva Klimczak Bengoa in trust of Carlos Bengoa.

(10) Includes 150,000 shares held by SIRROM I, LLC. The principal business address of the stockholder is 512 Seventh Avenue, 35th FL, New York, NY, 10018. Also includes 117,647 shares held by Goldfarb Family Partners LLC, for which Morris Goldfarb is manager.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or exceeds $120,000; and
●

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Related Party Transactions

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

On April 25, 2023, we closed on an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrues at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Executive Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

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

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term.

On August 23, 2022, we closed on an offering to sell up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on August 23, 2025. Interest on the notes accrues at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the maturity date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s directors on the sale of these notes and warrants.

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as $2,173,750. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3,700,000 of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants.

Common Stock Sold for Cash

On November 20, 2023, the Company entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers thereunder, an aggregate of 426,288 shares of the Company’s common stock at a stock price of $6.50 per share. The shares were issued on November 20, 2023. Proceeds to the Company from the sale of shares were approximately $2.8 million. A total of 38,077 of these shares, or proceeds of approximately $247,500, were purchased by officers and directors.

On August 30, 2023, the Company entered into a stock purchase agreement with multiple accredited investors to sell and issue to the purchasers thereunder, an aggregate of 735,000 shares of the Company’s common stock at a stock price of $5.00 per share. The shares were issued on August 30, 2023. Proceeds to the Company from the sale of shares were approximately $3.7 million. A total of 210,000 of these shares, or proceeds of approximately $1.1 million, were purchased by officers and directors.

Private Placement Transactions

On November 20, 2023, the Company raised approximately $2.8 million of capital from the sale of 426,288 newly issued shares of common stock at a share price of $6.50 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

On August 30, 2023, the Company raised approximately $3.7 million of capital from the sale of 735,000 newly issued shares of common stock at a share price of $5.00 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company appointed Urish Popeck & Co., LLC (“UPCO”) as the Company's independent public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2023 and to review the Company's quarterly consolidated financial statements beginning with the third quarter of the 2023 fiscal year.  M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the year ended December 31, 2022 and served the Company as its independent registered public accounting firm prior to that since inception.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by UPCO and M&K for the audit of the Company’s annual financial statements for the years ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Audit fees(1)	$57,500	$53,248
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$57,500	$53,248

(1)

Audit fees were principally for audit services and work performed in the review of the financial statements included in the Company’s quarterly reports on Form 10-Q and the preparation, review and audit of the financial statements included in the Company’s annual report on Form 10-K.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the years ended December 31, 2023 and 2022.

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

Report of the Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting process. The Audit Committee’s function is more fully described in its charter, which can be found on the Company’s website at www.sowginc.com. The Committee reviews the charter on an annual basis. The Board of Directors has determined that each member of the Committee is independent in accordance with the Nasdaq Capital Market’s requirements for independent directors. The Board of Directors has also determined that Chris Ludeman qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Management has the primary responsibility for the financial statements and reporting process. The independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the fairness of the audited financial statements based on the audit conducted in accordance with the standards of the Public Company Accounting Oversight Board.

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2023 with management and UPCO, the Company’s independent auditors;

Discussed with UPCO the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC; and

Received the written disclosures and the letter from UPCO required by the applicable requirements of the PCAOB regarding UPCO's communications with the audit committee concerning independence, and has discussed with UPCO its independence.

The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Chris Ludeman, Chairman
Bradley Berman
Edward Shensky

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No	Description
2.1

Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

2.2	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

4.1*	Form of Common Stock Certificate of Sow Good Inc.

4.2*	Description of Securities

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

4.4	Form of April 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

4.5	Form of August 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

4.6	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)

9.1

Form of Voting Agreement used in connection with our private placement which closed on December 16, 2010 (incorporated by reference to Exhibit 9.1 of the Form S-1 filed with the Securities and Exchange Commission by Sow Good, Inc. on August 22, 2011)

10.1

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 28, 2013)

10.2

Asset Purchase Agreement dated June 9, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.2 of the Form SC 13D/A filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on June 17, 2020)

10.3

Amendment to Asset Purchase Agreement dated October 1, 2020, between S-FDF, LLC and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on October 6, 2020)

10.4

Promissory Note dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.5

Security Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.8 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.6

Loan Authorization & Agreement dated June 16, 2020, between the U.S. Small Business Administration and Black Ridge Oil & Gas, Inc. (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on August 11, 2020)

10.7

Stock Purchase Agreement dated February 5, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 5, 2021)

10.8

Employment Agreement, dated October 1, 2020, between Claudia Goldfarb and Sow Good Inc.  (incorporated by reference to Exhibit 10.18 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.9

Employment Agreement, dated October 1, 2020, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.10

Amended Employment Agreement, dated January 4, 2021, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.11

Amended Employment Agreement, dated January 4, 2021, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.12

Amended Executive Employment Agreement, dated December 15, 2023, between Claudia Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 20, 2023)

10.13	Amended Executive Employment Agreement, dated December 15, 2023, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 20, 2023)

10.14

Separation Agreement and Release, dated May 3, 2022, between Brad Burke and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 3, 2022)

10.15	Employment Agreement, dated December 1, 2023, between Keith Terreri and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 11, 2024)

10.16

Stock Purchase Agreement, dated July 2, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)

10.17	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

10.18	Form of 2021 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 4, 2022)

10.19

Form of Note and Warrant Purchase Agreement, dated April 8, 2022, by and among Sow Good Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

10.20	Form of April 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

10.21

First Amendment to April 2022 Promissory Note, dated August 23, 2022, by and among Sow Good Inc. and the Required Note Holders named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

10.22

Form of Note and Warrant Purchase Agreement, dated August 23, 2022, by and among Sow Good Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

10.23	Form of August 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

10.24	Note and Warrant Purchase Agreement, dated April 25, 2023, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)

10.25	Form of April 2023 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)

10.26	Note and Warrant Purchase Agreement, dated May 11, 2023, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)

10.27	Form of May 2023 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)

10.28#	Black Ridge Oil & Gas, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on March 26, 2012)

10.29#	Black Ridge Oil & Gas Amendment of 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

10.30#	Form of Stock Incentive Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on September 27, 2012)

10.31#	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

10.32#	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

10.33#	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.34#	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.35#	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 10, 2020)

10.36#	Amendment to 2020 Stock Incentive Plan, dated October 1, 2020 (incorporated by reference to Exhibit 4.9 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.37#	Amendment to 2020 Stock Incentive Plan, dated January 4, 2021 (incorporated by reference to Exhibit 4.10 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.38#	Amendment to 2020 Stock Incentive Plan, dated March 19, 2021 (incorporated by reference to Exhibit 4.11 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.39#	Amendment to 2020 Stock Incentive Plan, dated January 9, 2023 (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 25, 2024)

10.40#	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

10.41#	Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

10.42#	Sow Good Inc. 2024 Stock Incentive Plan, dated February 14, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.43#	Form of 2024 Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.44#	Form of 2024 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.45#	Form of 2024 RSU Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.46	Lease Agreement by and between Prologis, Inc. and the Company, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on October 31, 2023)

10.47	Sublease Agreement by and between Papsa Merx S. de R.S. de C.V. and the Company, dated January 19, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 25, 2024)

24.1	Powers of Attorney

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

* Filed herewith.

# Indicates management contract or compensatory plan.

ITEM 16.  Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2024	SOW GOOD INC.

By: /s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Exhibit 24.1

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2023 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By: /s/ Claudia Goldfarb	Dated: March 22, 2024
Claudia Goldfarb, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

By: /s/ Ira Goldfarb	Dated: March 22, 2024
Ira Goldfarb, Executive Chairman

By: /s/ Bradley Berman	Dated: March 22, 2024
Bradley Berman, Director

By: /s/ Lyle Berman	Dated: March 22, 2024
Lyle Berman, Director

By: /s/ Joe Mueller	Dated: March 22, 2024
Joe Mueller, Director

By: /s/ Chris Ludeman	Dated: March 22, 2024
Chris Ludeman, Director

By: /s/ Edward Shensky	Dated: March 22, 2024
Edward Shensky, Director