Form 10-Q
period 2024-03-31
Sow Good Inc.
filed 2024-05-15
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-42037

SOW GOOD INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2345075
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1440 N Union Bower Rd, Irving, TX	75061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 623-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SOWG	NASDAQ

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding as of May 13, 2024 was 10,142,429

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
•
our ability to maintain and enhance our brand;
•
our ability to successfully implement our growth strategies related to launching new products;
•
the effectiveness and efficiency of our marketing programs;
•
our ability to manage current operations and to manage future growth effectively;
•
our future operating performance;
•
our ability to attract new customers or retain existing customers;
•
our ability to protect and maintain our intellectual property;
•
the government regulations to which we are subject;
•
failure to obtain sufficient sales and distributions for our freeze dried product offerings;
•
the potential for supply chain disruption and delay;
•
the potential for transportation, labor, and raw material cost increases; and
•
other risks and uncertainties included in our “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$6,815,355	$2,410,037
Accounts receivable, net	2,934,925	2,578,259
Inventory	5,138,229	4,123,246
Prepaid inventory	804,981	563,131
Prepaid expenses	512,155	563,164
Total current assets	16,205,645	10,237,837

Property and equipment:
Construction in progress	1,242,627	1,522,465
Property and equipment	7,197,592	6,287,422
Less accumulated depreciation	(1,134,597)	(967,602)
Total property and equipment, net	7,305,622	6,842,285

Security deposit	357,954	346,616
Right-of-use asset	3,999,151	4,061,820
Other assets	35,000	-

Total assets	$27,903,372	$21,488,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$894,011	$853,535
Accrued interest	1,006,937	860,693
Accrued expenses	1,032,746	648,947
Current portion of operating lease liabilities	638,630	550,941
Current maturities of notes payable, related parties, net of $345,424 and $431,854 of debt discounts at March 31, 2024 and December 31, 2023, respectively	2,629,576	2,543,146
Current maturities of notes payable, net of $57,479 and $86,062 of debt discounts as of March 31, 2024 and December 31, 2023, respectively	342,521	313,938
Total current liabilities	6,544,421	5,771,200

Operating lease liabilities	3,537,749	3,671,729
Notes payable, related parties, net of $1,305,962 and $1,448,858 of debt discounts as of March 31, 2024 and December 31, 2023, respectively	4,314,038	4,171,142
Notes payable, net of $123,639 and $135,962 of debt discounts as of March 31, 2024 and December 31, 2023, respectively	606,361	594,038

Total liabilities	15,002,569	14,208,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 6,575,562 and 6,029,371 shares issued and outstanding as of March 31, 2024 and December 31, 2023	6,576	6,029
Additional paid-in capital	71,123,634	66,014,415
Accumulated deficit	(58,229,407)	(58,739,995)
Total stockholders' equity	12,900,803	7,280,449

Total liabilities and stockholders' equity	$27,903,372	$21,488,558

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues	$11,406,320	$198,930
Cost of goods sold	6,776,882	84,003
Gross profit	4,629,438	114,927

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,350,557	511,588
Professional services	467,826	46,206
Other general and administrative expenses	872,260	384,109
Total general and administrative expenses	3,690,643	941,903
Depreciation and amortization	9,538	76,218
Total operating expenses	3,700,181	1,018,121

Net operating income (loss)	929,257	(903,194)

Other expense:
Interest expense	(418,669)	(498,336)
Total other expense	(418,669)	(498,336)

Income (loss) before income tax	510,588	(1,401,530)
Provision (benefit) for income tax	-	-
Net income (loss)	$510,588	$(1,401,530)

Weighted average common shares outstanding - basic	6,071,769	4,847,384
Net income (loss) per common share - basic	$0.08	$(0.29)

Weighted average common shares outstanding - diluted	7,972,645	4,847,384
Net income (loss) per common share - diluted	$0.06	$(0.29)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2024
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$-	$(58,739,995)	$7,280,449
Common stock issued in private placement offering	515,597	516	3,737,484	-	-	3,738,000
Common stock issued to directors for services	30,594	31	286,140	-	-	286,171
Common stock options granted to officers and directors for services	-	-	1,043,272	-	-	1,043,272
Common stock options granted to employees and advisors for services	-	-	42,323	-	-	42,323
Net income for the three months ended March 31, 2024	-	-	-	-	510,588	510,588
Balance, March 31, 2024	6,575,562	$6,576	$71,123,634	$-	$(58,229,407)	$12,900,803

	For the Three Months Ended March 31, 2023
			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$-	$(55,679,562)	$2,810,887
Common stock warrants granted to related parties pursuant to debt financing	-	-	872,421	-	-	872,421
Common stock options granted to officers and directors for services	-	-	111,733	-	-	111,733
Common stock options granted to employees and advisors for services	-	-	15,103	-	-	15,103
Net loss for the three months ended March 31, 2023	-	-	–	-	(1,401,530)	(1,401,530)
Balance, March 31, 2023	4,847,384	$4,847	$59,484,859	$-	$(57,081,092)	$2,408,614

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$510,588	$(1,401,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	8,370	8,997
Depreciation and amortization	166,995	76,218
Non-cash amortization of right-of-use asset and liability	16,378	4,778
Common stock issued to directors for services	286,171	-
Amortization of stock options	1,085,595	126,836
Amortization of stock warrants issued as a debt discount	270,232	370,678
Decrease (increase) in current assets:
Accounts receivable	(365,036)	168,071
Prepaid expenses	51,009	56,664
Inventory	(1,256,833)	(209,946)
Security deposits	(11,338)	-
Other assets	(35,000)	-
Increase (decrease) in current liabilities:
Accounts payable	40,476	(163,065)
Accrued interest	146,244	104,166
Accrued expenses	383,800	(107,984)
Net cash provided by (used in) operating activities	1,297,651	(966,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(142,467)	-
Cash paid for construction in progress	(487,865)	(211,906)
Net cash used in investing activities	(630,332)	(211,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	3,737,999	-
Proceeds received from notes payable, related parties	-	1,250,000
Net cash provided by financing activities	3,737,999	1,250,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,405,318	71,977
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,410,037	276,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,815,355	$348,441

SUPPLEMENTAL INFORMATION:
Interest paid	$2,193	$23,492
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$767,703	$-
Value of debt discounts attributable to warrants	$-	$872,421

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

•
the affairs of the Company ceased to be governed by the Nevada Revised Statutes, as amended, the Company’s existing articles of incorporation and the Company’s existing bylaws, and the affairs of the Company became subject to the Delaware General Corporation Law, as amended, the Certificate of Incorporation and the Bylaws;
•
the shares of Sow Good’s issued and outstanding common stock, with a par value $0.001 per share, converted into shares of the equivalent class of the Company’s Common Stock, each with a par value $0.001 per share, on a 1 share of common stock to 1 share of common stock basis;
•
each director and officer of Sow Good will continue to hold his or her respective position with the Company;
•
each employee benefit, stock option or other similar plan of Sow Good will continue to be an employee benefit, stock option or other similar plan of the Company; and
•
the Company will continue to file periodic reports and other documents with the SEC.

After launching a freeze dried candy product line in the first quarter of 2023, the Company now has fifteen SKU offerings of candy, and four crunch ice cream SKU as of March 31, 2024, that are projected to continue being a major driver of growth. After launching our freeze dried candy product line we discontinued our smoothie, snack and granola products. During the second quarter of 2023, we completed the construction of our second and third freeze driers and to facilitate the increased production demands for our recently launched candy products. The significant and rising demand for our freeze dried candy products has led us to add a fourth freeze drier in the first quarter of 2024 and begin construction of our fifth, and sixth freeze driers, which we expect to be completed in the third quarter of 2024.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $6,239,739 at March 31, 2024. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2023. The Company has not experienced any losses in such accounts.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Depreciation of property and equipment was $166,995 and $76,218, of which $157,457 and $0 was allocated to cost of goods sold, for the quarters ended March 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the quarters ended March 31, 2024 and 2023, shipping and handling costs of $172,295 and $8,636, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the quarter ended March 31, 2024, one retail customer accounted for 55% of our revenues and one food distributor accounted for 18% of our revenues. For the quarter ended March 31, 2023 one large retail customers accounted for 78% of our revenues. Our top five customers accounted for 84% and 94% of our revenues during the quarters ended March 31, 2024 and 2023, respectively.

Supplier Concentration

For the quarter ended March 31, 2024, two large candy suppliers accounted for 18% each of our purchases from vendors. For the quarter ended March 31, 2023, one supplier accounted for 10% of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy for our freeze dried candy production.

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

Stock-based compensation related to the issuance of shares of common stock for services consisted of $286,171 and $0 for the or the quarters ended March 31, 2024 and 2023, respectively. Stock-based compensation related to amortization of stock option grants consisted of $1,085,595 and $126,836 for the quarters ended March 31, 2024 and 2023, respectively. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. The fair values of service based stock options are determined using the Black-Scholes options pricing model and an effective term of 2.3 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, and are being amortized over the related implied service term, or vesting period.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

No other new accounting pronouncements, issued or effective during the quarter ended March 31, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Related Party

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	17,242	$125,000
Lyle A. Berman Revocable Trust, Director	68,966	500,000
Bradley Berman, Director	30,000	217,500
Edward Shensky	13,794	100,000
Brendon Fischer	8,000	58,000
Cesar J. Gutierrez	10,345	75,000
Alexandria Gutierrez	3,449	25,000
Ava Gutierrez	3,449	25,000
Brett Goldfarb	3,449	25,000
	158,694	$1,150,500

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Executive Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

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

On August 23, 2022, we closed on a private placement for up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the maturity date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s directors on the sale of these notes and warrants.

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as $2,173,750. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3,700,000 of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. The fair value of the warrants was allocated to debt discount and amortized as interest over the term of the notes.

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, with a current monthly lease rate of $10,967, with approximately 3% annual escalation of lease payments.

Note 4 – Fair Value of Financial Instruments

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$6,943,614	$7,146,627	$6,714,288	$7,008,684
Notes payable, net of of debt discounts	948,882	973,636	907,976	953,847
Total liabilities	$7,892,496	$8,120,263	$7,622,264	$7,962,531

Note 5 – Inventory

Inventory

As of March 31, 2024 the Company's inventory is valued at $5,138,229, consisting of raw materials, material overhead, labor, and manufacturing overhead, consist of the following:

	March 31,	December 31,
	2024	2023
Finished goods	$555,092	$222,051
Packaging materials	783,026	815,883
Inventory in transit	388,606	571,970
Work in progress	2,002,571	691,290
Raw materials	1,408,934	1,822,052
Total inventory	$5,138,229	$4,123,246

Prepaid Inventory

The company had reported a total of $804,981 and $563,131 in prepaid inventory as of March 31, 2024 and December 31, 2023, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2024	2023
Prepaid professional costs	$442,631	$382,524
Prepaid software licenses	22,121	35,252
Prepaid insurance costs	47,403	48,305
Trade show advances	-	29,964
Prepaid rent	-	67,119
Total prepaid expenses	$512,155	$563,164

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Prepaid professional costs consist of deferred offering costs related to the initial public offering of 1,200,000 shares that became effective May 2, 2024, such as attorney, accounting, and underwriting. These costs were reclassified as additional paid in capital upon the successful completion of the offering.

Note 7 – Property and Equipment

Property and equipment at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Machinery	$5,574,318	$4,714,626
Leasehold improvements	1,439,767	1,409,767
Software	70,000	70,000
Website	71,589	71,589
Office equipment	41,918	21,440
Construction in progress	1,242,627	1,522,465
	8,440,219	7,809,887
Less: Accumulated depreciation and amortization	(1,134,597)	(967,602)
Total property and equipment, net	$7,305,622	$6,842,285

Construction in progress consists of costs incurred to build out our manufacturing facility in Irving Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

Depreciation of property and equipment was $166,995 and $76,218 of which, $157,457 and $0 was allocated to cost of goods sold, for the quarters ended March 31, 2024 and 2023, respectively.

Note 8 – Leases

The Company determines if an arrangement is a finance lease or operating lease at inception and recognizes right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term. For operating leases, our right-of-use assets are amortized on a straight-line basis over the lease term with rent expense recorded to operating expenses. The Company has elected the practical expedient of not separating lease components from nonlease components. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On January 19, 2024, Sow Good Inc., the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. Pursuant to the terms of the Sublease Agreement, the Company will sublease approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The Term of the Lease Agreement commenced on February 1, 2024. The Sublease Agreement provides for rent payments at fixed price of $5,250 USD per month plus the corresponding Value Added Tax for the duration of the Term. The Company is also responsible for operating expenses of the Premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5,250 USD in connection with the Sublease Agreement. The Sublease Agreement does not have a renewal period.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Right-of-Use lease cost:
Amortization of right-of-use asset	$158,354	$17,318

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$3,999,151	$4,061,820

Current portion of operating lease liability	$638,630	$550,941
Noncurrent operating lease liability	3,537,749	3,671,729
Total operating lease liability	$4,176,379	$4,222,670

Weighted average remaining lease term:
Operating leases (in years)	5.3	5.9
Weighted average discount rate:
Operating lease	8.20%	8.20%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$228,800	$12,540

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The future minimum lease payments due under operating leases as of March 31, 2024 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the nine months remaining)	$712,191
2025	944,157
2026	881,562
2027	830,278
2028 and thereafter	1,980,505
$5,348,693
Less effects of discounting	(1,172,314)
Lease liability recognized	$4,176,379

Note 9– Notes Payable, Related Parties

Notes payable, related parties consists of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023

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

	$100,000	$100,000

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

	50,000	50,000

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

	750,000	750,000

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1,	250,000	250,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On December 31, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term.	250,000	250,000

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

	920,000	920,000

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	1,500,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term.	500,000	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term.	25,000	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term.	50,000	50,000

Total notes payable, related parties	8,595,000	8,595,000
Less unamortized debt discounts:	1,651,386	1,880,712
Notes payable	6,943,614	6,714,288
Less: current maturities	2,629,576	2,543,146
Notes payable, related parties, less current maturities	$4,314,038	$4,171,142

The Company recorded $229,326 and $334,191 of interest expense pursuant to the amortization of discounts during the three months ended March 31, 2024 and 2023, respectively. The Company recognized $137,652 and $117,556 of interest expense for the three months ended March 31, 2024 and 2023, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable

Notes payable consists of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023

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

	$400,000	$400,000

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

	$150,000	$150,000

Total notes payable	1,130,000	1,130,000
Less unamortized debt discounts:	181,118	222,024
Notes payable	948,882	907,976
Less: current maturities	342,521	313,938
Notes payable, less current maturities	$606,361	$594,038

The Company recorded $40,906 and $36,487 of interest expense pursuant to the amortization of discounts during the three months ended March 31, 2023. The Company recognized $8,592 and $8,581 of interest expense on notes payable for the three months ended March 31, 2024 and 2023, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense for the three months ended March 31, 2024 and 2023, as follows:

	March 31,	March 31,
	2024	2023

Interest on notes payable, related parties	$137,652	$117,556
Amortization of debt discounts on notes payable, related parties	229,326	334,191
Interest on notes payable	8,592	8,581
Amortization of debt discounts on notes payable	40,906	36,487
Interest - other	2,193	1,521
Total interest expense	$418,669	$498,336

Note 11 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. A total of 158,694 of these shares, or proceeds of $1,150,500 were purchased by officers, directors, and related parties.

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

On January 5, 2024, the Company appointed Edward Shensky as a member of the Board of Directors of the Company effective immediately. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Shensky received annualized compensation of $25,000, paid in cash or common stock.

On June 1, 2023, the Company issued an aggregate 21,095 shares of common stock amongst its five directors for annual services to be rendered. The aggregate fair value of the common stock was $125,230, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Note 12 – Options

The 2020 Equity Plan was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board of Directors on December 5, 2019, as provided in the definitive information statement filed with Securities and Exchange Commission on January 10, 2020 (the “DEF 14C”). The description of the 2020 Equity Plan is qualified in its entirety by the text of the 2020 Equity Plan, a copy of which was attached as Annex C to the DEF 14C. On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board of Directors on December 15, 2023. On December 15, 2023, our Board of Directors approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,272,954 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase will enable us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

Amendment to the 2020 Stock Incentive Plan

On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board of Directors on December 15, 2023. On December 15, 2023, our Board approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,272,954 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase enabled us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Outstanding Options

Options to purchase an aggregate total of 2,595,063 shares of common stock were outstanding as of March 31, 2024, respectively, at a weighted average strike price of $19.47. The weighted average life of exercisable outstanding options was 9.0 years as of March 31, 2024.

Options Granted

During the quarter ended March 31, 2024, four employees were granted options to purchase an aggregate of 24,500 shares of the Company's common stock, having a weighted average exercise price of $8.29, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 94 to 95% and an average call option value of $6.70, was $164,263. The options are being expensed over the vesting period.

The Company recognized a total of $1,085,595, and $126,836 of compensation expense during the quarters ended March 31, 2024 and 2023, respectively, related to common stock options that are being amortized over the implied service term, or vesting period, of the options. The remaining unamortized balance of these options is $13,483,013 as of March 31, 2024 and the weighted-average period over which these awards are expected to be recognized is approximately 2.5 years.

Options Cancelled or Forfeited

An aggregate 47,000 options with a weighted average strike price of $5.43 per share were forfeited by former employees during the quarter ended March 31, 2024. There were no forfeitures during the quarter ended March 31, 2023.

Options Expired

During the quarter ended March 31, 2024, options expirations consisted of 333 options with a $195.00 strike price, and 14,491 options with a $5.41 strike price. There were no expirations during the quarter ended March 31, 2023.

Options Exercised

No options were exercised during the quarters ended March 31, 2024 and 2023.

Options Exercisable

There were 383,395 options exercisable as of March 31, 2024.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 2,291,250 shares of common stock at a $2.50 strike price, exercisable over a weighted average life of 8.3 years were outstanding as of March 31, 2024. However, as disclosed in Note 16 - Subsequent Events, 2,186,250 warrants were exercised on April 15, 2024. Warrants are fair-valued using the Black-Scholes options pricing model, using the applicable volatility and risk-free rate based on the term of the warrant, at the issue date. The fair value of the warrants is allocated to the notes payable, and amortized to interest over the term of the notes. The debt discount relating to the warrants will continue to be amortized as interest in future periods to the extent that the related debt remains outstanding. Interest expense related to debt discount amortization was $270,232 and $370,678 for the quarters ended March 31, 2024 and 2023, respectively.

Warrants Granted

On May 11, 2023, we closed on a private placement of $100,000 of promissory notes and warrants to purchase an aggregate 25,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on May 11, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On May 11, 2023, the Company received aggregate proceeds of $100,000 from one of the Company’s Directors on the sale of these notes and warrants.

On April 25, 2023, we closed on a private placement for up to $1,200,000 of promissory notes and warrants to purchase an aggregate 300,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on April 25, 2024. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On April 25, 2023, the Company received aggregate proceeds of $800,000 from two of the Company’s Directors and $400,000 from one accredited investor on the sale of these notes and warrants.

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

On August 23, 2022, we closed on a private placement for up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Loans may be advanced to the Company from time to time from August 23, 2022 to the Maturity Date. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. On various dates from September 29, 2022 through March 7, 2023, the Company received aggregate proceeds of $2,250,000 from two of the Company’s Directors on the sale of these notes and warrants.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. A total of 780,000 of the warrants were issued to officers or directors.

No warrants were exercised, cancelled or expired during the quarters ended March 31, 2024 and 2023. On April 15, 2024, 2,186,250 warrants were exercised.

Note 14 - Earnings Per Share

Basic and diluted earnings per share years ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net income (loss) attributable to common shareholders	$510,588	$(1,401,530)

Basic weighted average shares	6,071,769	4,847,384

Basic income (loss) per share	$0.08	$(0.29)

Diluted weighted average shares	7,972,645	4,847,384

Diluted income (loss) per share	$0.06	$(0.29)

The table below includes information related to stock options and warrants that were outstanding at the end of each respective quarter ended March 31, 2023 and 2024. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive. For the quarter ended March 31, 2024, there were 1,917,924 options with a strike price greater than the average share price for the quarter, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended
	March 31,
	2024	2023
Weighted average stock options	2,609,131	632,426
Weighted average price of stock options	$19.47	$4.81

Weighted average warrants	2,291,250	1,357,866
Weighted average price of warrants	$2.50	$2.47

Average price of common stock	$8.29	$2.92

Note 15 – Income Taxes

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

We had no provision for income taxes for the periods ended March 31, 2024 and 2023.

As of March 31, 2024, the Company has a net operating loss carryover of approximately $42,686,953. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2031. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80%

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

of taxable income in a tax year. Of the total estimated net operating loss as of March 31, 2024 , approximately $18,966,124 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2023 the Company decreased its valuation allowance from $15,517,441 to $12,984,109to adjust for a decrease in the net estimated deferred tax assets. As of March 31, 2024, the Company is decreasing its valuation allowance from $12,984,109 to $12,870,248 due to a decrease in the net estimated deferred tax assets. The Company believes it is more likely than not that the benefit of the remaining net deferred tax assets will not be realized.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before March 31, 2024 .We account for income taxes under the provisions of ASC Topic 740, Income taxes, which provides for an asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

We had no provision for income taxes for the periods ended March 31, 2024 and 2023.

As of March 31, 2024, the Company has a net operating loss carryover of approximately $42,686,953. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2031. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total estimated net operating loss as of March 31, 2024 , approximately $18,966,124 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2023 the Company decreased its valuation allowance from $15,517,441 to $12,984,109to adjust for a decrease in the net estimated deferred tax assets. As of March 31, 2024, the Company is decreasing its valuation allowance from $12,984,109 to $12,870,248 due to a decrease in the net estimated deferred tax assets. The Company believes it is more likely than not that the benefit of the remaining net deferred tax assets will not be realized.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before March 31, 2024.

Note 16 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure, except as follows:

Public offering

On May 2, 2024, the Company priced its registered underwritten public offering of 1,200,000 shares of the Company’s common stock, par value $0.001 at a price of $10.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 180,000 additional shares of common stock (the "Additional Shares") and issued to the underwriters warrants to purchase 120,000 shares of Common Stock. On May 1, 2024, the Company received approval to list its common stock on the Nasdaq Capital Market stock exchange ("Nasdaq”). Trading on Nasdaq commenced on May 2, 2024. On May 9, 2024, the underwriters

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

purchased all of the Additional Shares pursuant to the full exercise of their overallotment option. Including proceeds from the Additional Shares, the aggregate gross proceeds from the public offering were approximately $13.8 million before offering expenses and underwriting discounts and commissions.

Warrant Exercise Transaction

On April 15, 2024, the Company issued 2,186,250 shares of its common stock in connection with the exercise of warrants that were issued between December 2021 and May 2023 (the “Warrants”), with exercise prices varying from $2.21 to $2.60 (the “Warrant Exercise”). None of the Warrants were amended prior to or in connection with the Warrant Exercise. Each of the exercising holders of warrants (collectively, the “Holders”), received its warrants in connection with the incurrence by the Company of indebtedness pursuant to various tranches of promissory notes issued between December 2021 and May 2023 (collectively, the “Notes”). The Warrants were classified as permanent equity at inception. Due to a redemption feature in the Warrants allowing the Company to redeem the Warrants for $0.001 per Warrant if the daily volume weighted average price per share over thirty consecutive trading days is above $9.00, the Company received indications of intent to exercise Warrants from various Holders given the recent increase in trading price of the Company's common stock. With authorization from the Company's Board of Directors, each of the Holders was provided an opportunity to, and agreed to, amend certain of such Holder’s Notes (the “Notes Amendment”) to allow for the partial prepayment of principal in an aggregate amount equal to the exercise price of such Holder’s Warrants. In addition to the Notes Amendment, certain of the Holders elected use a portion of the accrued but unpaid interest under such Holder’s Notes to pay the exercise price of the Warrants. Certain of the Notes were repaid in full as a result of the Warrant Exercise and thereby did not need to be amended pursuant to the Notes Amendment (the Warrant Exercise, whether by partial or full repayment of principal, or by election to use a portion of accrued but unpaid interest under the Notes, together with the Notes Amendment, the “Warrant Exercise Transaction”). As a result of the Warrant Exercise Transaction, excluding the impact of deferred debt costs, the Company’s debt was reduced by $5,200,362.50, accrued interest payable was reduced by $98,750.00, common equity was increased by $5,299,112.50 and the Company issued an aggregate of 2,186,250 shares of common stock.

Certain of the Notes totaling $3,620,000 were fully repaid and the related debt discounts of $696,502 will be fully expensed as a loss on the extinguishment of debt in the unaudited quarterly financial statements of the Company for the second quarter of 2024. The Notes subject to the Notes Amendment were partially repaid, this payment totaled $1,580,363, and the ratable portion of the related debt discounts totaling $215,773 will be included as amortized interest in the unaudited quarterly financial statements of the Company for the second quarter of 2024. The remaining debt discounts will continue to be amortized as interest over the remaining term of the Notes. The Notes Amendment only allowed for the partial prepayment of principal and did not change any other terms of the Notes, and the present value of expected cash flows over the remaining life of the Notes remains substantially unchanged by the modification of these Notes.

Employment Agreement with Interim Chief Financial Officer

On April 15, 2024, the authorized members of the Board of Directors of the Company authorized and entered into an Employment Agreement dated April 15, 2024 with Brendon Fischer, the Company’s Interim Chief Financial Officer ("Employment Agreement”). The Employment Agreement supersedes Mr. Fischer’s offer letter and includes the approved compensation terms as well as restrictive covenants, a release and the severance terms described in more detail below. The Employment Agreement provides for Mr. Fischer’s entitlement to receive an annual base salary of $225,000. Additionally, the Employment Agreement provides for Mr. Fischer’s entitlement to a grant of 22,500 stock options, representing the right to purchase shares of the Company’s common stock, subject to Mr. Fischer’s continuous service to the Company through each vesting date.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectionaries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of March 31, 2024, we have fifteen stock keeping units (“SKUs”) in our Sow Good Candy line of treats and four SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of March 31, 2024. As of March 31, 2024, our treats are offered for sale in over 5,850 brick-and-mortar retail outlets in the United States. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas, and have entered into additional co-manufacturing arrangements in China and Colombia, that together allow us to freeze dry up to fourteen million units per year to our demanding quality and safety specifications. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our employees are dedicated to hand-packaging put our treats through our hand-packed precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built five bespoke freeze driers using proprietary technology tailored specifically to our products, creating a truly state-of-the-art facility in Irving, Texas. We are in the process of fabricating and operationalizing our sixth freeze drier, which we anticipate will come online in our Irving, Texas facility in the third quarter of 2024. We have placed deposits on three additional freeze driers, which we aim to have operational within the next nine months. In addition, due to strong customer demand, we have entered into co-manufacturing arrangements with third-party manufacturers whose freeze drying facilities meet our exacting production, sanitation and allergen control requirements, as well as our food quality and safety standards. Currently, all of our products manufactured by third parties are shipped to our facilities in Texas for packaging. However, we are actively searching for additional packaging facilities and additional internal freeze driers for further increased capacity.

Sow Good is led by co-founders Claudia and Ira Goldfarb, who have over a decade of manufacturing experience with an extensive freeze drying background, dedication to job creation, and proven track record of identifying and growing niche trends into everyday categories. Under their leadership, our revenues have grown from $198.9 thousand thousand during the quarter ended March 31, 2023 to approximately $11.4 million for the quarter ended March 31, 2024.

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

Growth of Our Team

As of March 31, 2024 , we had 201 full-time personnel who work across various functional areas within our business, including manufacturing, sales, marketing, and administration.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of facilities costs, material costs, and labor on the production of freeze dried treats.

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

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the quarters ended March 31, 2024 and 2023, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Quarters Ended March 31, 2024 and March 31, 2023.

The following table summarizes selected items from the statement of operations for the quarters ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)	% Change

Revenues	$11,406,320	$198,930	$11,207,390	5,634%
Cost of goods sold	6,776,882	84,003	6,692,879	7,967%
Gross profit (loss)	4,629,438	114,927	4,514,511	3,928%
Operating expenses:
General and administrative expenses:
Salaries and benefits	2,350,557	511,588	1,838,969	359.5%
Professional services	467,826	46,206	421,620	912.5%
Other general and administrative expenses	872,260	384,109	488,151	127.1%
Total general and administrative expenses	3,690,643	941,903	2,748,740	291.8%
Depreciation and amortization	9,538	76,218	(66,680)	-87.5%
Total operating expenses	3,700,181	1,018,121	2,682,060	263.4%
Net operating loss	929,257	(903,194)	1,832,451	202.9%
Other expense:
Interest expense	(418,669)	(498,336)	(79,667)	16.0%
Total other expense	(418,669)	(498,336)	(79,667)	16.0%
Net loss	$510,588	$(1,401,530)	$1,912,118	136.4%

Comparison of the years ended March 31, 2024 and March 31, 2023

Revenues

Revenues for the quarter ended March 31, 2024 were $11.4 million, which consist primarily of freeze dried candy product sales, compared to $198.9 thousand for the quarter ended March 31, 2023, an increase of $11.2 million, or 5,634%. Revenues increased as we pivoted to sales of our freeze dried candy, put additional freezers into production, and expanded our business-to-business sales during the current period, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2024 were $6.8 million, compared to $84.0 thousand for the quarter ended March 31, 2023, an increase of $6.7 million, or 7,967%. Cost of goods sold, primarily consisted of material costs and labor on the sales of freeze dried candy products. Cost of goods sold increased as we began to realize economies of scale pursuant to our increased sales.

Gross Profit

Gross profit for the quarter ended March 31, 2024 was approximately $4.6 million, compared to approximately $114.9 thousand for the quarter ended March 31, 2023, an increase of approximately $4.5 million, or 3,928%. Our gross profit increased primarily due to significantly increased revenues. Our gross profit margin was 41% during the quarter ended March 31, 2024, compared to 58% for the quarter ended March 31, 2023. Gross profit margin decreased over the comparative period due to higher labor and production costs associated with the increase in sales and production scale.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the quarter ended March 31, 2024 were $2.4 million, compared to $511.6 thousand for the quarter ended March 31, 2023, an increase of $1.8 million, or 360%. Salaries and benefits included stock-based compensation expense of $1.1 million for the quarter ended March 31, 2024, compared to $15.1 thousand for the quarter ended March 31, 2023, an increase of $1.1 million. Stock-based compensation consists of stock options expense for employees and officers of the Company. The increase in salaries and benefits was primarily due to the amortization of stock options granted in December 2023.

Professional Services

General and administrative expenses related to professional services were $467.8 thousand for the quarter ended March 31, 2024, compared to $46.2 thousand for the quarter ended March 31, 2023, an increase of $421.6 thousand, or 912%. The increase was primarily due to increased professional service expenses as the Company scaled up the business and invested in system and process improvements in anticipation of being listed on Nasdaq, and legal and accounting fees in connection with our underwritten public offering.

Other General and Administrative Expenses

Other general and administrative expenses for the quarter ended March 31, 2024 were $872.3 thousand, compared to $384.1 thousand for the quarter ended March 31, 2023, an increase of $488.2 thousand, or 127%. The increase is primarily attributable to an increase of $282.0 thousand, or 855%, of share compensation to members of the Board of Directors which totaled $314.8 thousand for the quarter ended March 31, 2024 compared to $33.0 thousand for the quarter ended March 31, 2023, in addition to increases in costs related to administrative infrastructure as we seek to scale the production and sales of our freeze dried products.

Depreciation

Depreciation of property and equipment for the quarter ended March 31, 2024 was $166,995 and $76,218 of which, $157,457 and $0 was allocated to cost of goods sold, for the quarters ended March 31, 2024 and 2023, respectively, which resulted in net depreciation expense of $9.5 thousand and $76.2 thousand for the quarters ended March 31, 2024 and 2023, respectively. The decreased expense was due to the increased allocation of depreciation to cost of goods sold as production and sales increased over the prior year comparative period.

Other Income (Expense)

In the quarters ended March 31, 2024 and 2023, other expense consisting of interest expense derived from operating loans and the amortization of warrants issued as a debt discount of $418.7 thousand and $498.3 thousand respectively, the decrease is related to a $100.4 thousand decrease in amortization of debt discounts, partially offset by an increase in interest on notes payable of $20.1 thousand.

Net Loss

Net income for the quarter ended March 31, 2024 was $510.6 thousand, compared to net loss of $1.4 million during the quarter ended March 31, 2023, an increase in earnings of $1.9 million, or 136%. The transition to net income from net loss was primarily due the increase in gross profit of $4.5 million, or 3,928% and increased operating expenses of only $2.7 million or 263%, mainly as a result of the conversion to freeze dried candy products after the first quarter of 2023.

Provision for Income Taxes

The Company had no income tax expense in the 2024 or 2023 periods, as we maintain a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. Due to our history of operating losses and expectation of future operating losses, we do not expect any significant income tax expenses or benefits for the foreseeable future.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Current Assets	$16,205,645	$10,237,837

Current Liabilities	$6,544,421	$5,771,200

Working Capital	$9,661,224	$4,466,637

As of March 31, 2024, we had working capital of $9.7 million, compared to working capital of $4.5 million as of March 31, 2023. The increased working capital is mainly attributable to increases in cash, accounts receivable, and inventory, partially offset by increased accounts payable. As of March 31, 2024, our balance of cash and cash equivalents was $6.8 million, compared to $2.4 million at December 31, 2023. We expect to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

On May 2, 2024 we priced a registered underwritten public offering of 1,200,000 shares of our common stock at a price of $10.00 per share. On May 9, the underwriters exercised an overallotment option for the purchase of an additional 180,000 shares of our common stock. Together with the sale of the additional shares sold pursuant to the overallotment option, the offering yielded approximately $13.8 million in gross proceeds.

Indebtedness

Promissory Notes and Warrants

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $37,500. The related proportional amount of unamortized debt discount of $9,991 as of April 15, 2024, will be included as amortized interest in the second quarter of 2024.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory notes’ aggregate principal amount was reduced to $918,750. The related proportional amount of unamortized debt discount of $40,416 as of April 15, 2024, will be included as amortized interest in the second quarter of 2024.

On April 11, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to a director pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan.

On December 31, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $679,138. The related proportional amount of unamortized debt discount of $92,729, as of April 15, 2024 will be included as amortized interest, and $51,372 of unamortized debt discount related to a fully repaid note will be included in loss on extinguishment of debt, in the second quarter of 2024.

On August 23, 2022, the Company closed on a private placement for up to $2.5 million of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the maturity date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $0.25 million and $0.75 million from two of the Company’s directors on the sale of these notes and warrants. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan.

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3.7 million of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3.7 million. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as approximately $2.2 million. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3.7 million of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory notes’ aggregate principal amount was reduced to $239,250. The related proportional amount of unamortized debt discount of $72,638 as of April 15, 2024, will be included as amortized interest, and $645,130 of unamortized debt discount related to fully repaid notes, will be included as loss on extinguishment of debt, in the second quarter of 2024.

Cash Flows

The following table summarizes our cash flows during the quarters ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in) operating activities	$1,297,651	$(966,117)
Net cash used in investing activities	(630,332)	(211,906)
Net cash provided by financing activities	3,737,999	1,250,000

Net change in cash and cash equivalents	$4,405,318	$71,977

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2024, compared to cash used in operating activities of $966.1 thousand for the three months ended March 31, 2024. The increase in cash provided by operating activities was primarily due to increased operating income of 1.8 million, partially offset by changes in working capital from operating activities which resulted in an increased use of cash of $787.1 thousand compared to the three months ended March 31, 2023, mainly due to increased use of cash for inventory of $1.0 million and increased accounts receivable of $516.4 thousand.

Net cash used in investing activities was $630.3 thousand for the three months ended March 31, 2024, compared to $211.9 thousand for the three months ended March 31, 2023, an increase of $418.4 thousand. During the three months ended March 31, 2024, cash used in investing activities was used for additional freezers. Cash used in investing activities for the three months ended March 31, 2023 was used to build out our 2nd and 3rd freezers and improve our office space.

Net cash provided by financing activities was $3.7 million and $1.25 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $2.5 million. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of $3.7 million of proceeds from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024. Net cash provided by financing activities were $1.25 million for the three months ended March 31, 2023, which was comprised entirely of debt financing received from our officers and directors.

Contractual Obligations and Commitments

The Company is a party to a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd., Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10.0 thousand, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We do not expect any significant effects from commodity price risk outside of inherent inflationary risks.

Interest Rate Risk

We are not a party to agreements that subject us to floating rates of interest and do not anticipate entering into any transactions that would expose us to any direct interest rate risk.

Foreign Currency Risk

We did not hold any cash in foreign jurisdictions as of March 31, 2024. However, we anticipate that as our foreign operations grow, we will hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and thereby expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on her evaluation as of March 31, 2024, our Chief Executive Officer, Claudia Goldfarb, and our Interim Chief Financial Officer, Brendon Fischer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuances of our securities during the three-month period ended March 31, 2024 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On March 28, 2024, the Company raised $3,738,078 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. Investors in the private placement included Sow Good’s Chief Executive Officer and Executive Chairman, in addition to certain other Sow Good board members, related parties, and accredited investors. The proceeds were used in funding incremental capital expenditures and general operating expenses.

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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

4.1	Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

4.2	Description of Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Date: May 15, 2024	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Brendon Fischer
Brendon Fischer, Interim Chief Financial Officer (Principal Financial Officer)