Form 10-Q
period 2024-06-30
Sow Good Inc.
filed 2024-08-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding as of August 12, 2024 was 10,245,388

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$14,373,035	$2,410,037
Accounts receivable, net	6,197,037	2,578,259
Inventory	10,319,489	4,123,246
Prepaid inventory	1,150,132	563,131
Prepaid expenses	170,081	563,164
Total current assets	32,209,774	10,237,837

Property and equipment:
Construction in progress	1,886,721	1,522,465
Property and equipment	8,151,216	6,287,422
Less accumulated depreciation	(1,334,386)	(967,602)
Total property and equipment, net	8,703,551	6,842,285

Security deposit	1,357,956	346,616
Right-of-use asset	17,918,843	4,061,820
Total assets	$60,190,124	$21,488,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,781,925	$853,535
Accrued interest	330,894	860,693
Accrued expenses	1,378,807	648,947
Income tax payable - current	257,918	-
Current portion of operating lease liabilities	1,701,079	550,941
Current maturities of notes payable, related parties, net of $47,053 and $431,854 of debt discounts at June 30, 2024 and December 31, 2023, respectively	632,084	2,543,146
Current maturities of notes payable, net of $38,558 and $86,062 of debt discounts as of June 30, 2024 and December 31, 2023, respectively	200,692	313,938
Total current liabilities	6,283,399	5,771,200

Operating lease liabilities	16,783,997	3,671,729
Notes payable, related parties, net of $542,918 and $1,448,858 of debt discounts as of June 30, 2024 and December 31, 2023, respectively	1,957,082	4,171,142
Notes payable, net of $0 and $135,962 of debt discounts as of June 30, 2024 and December 31, 2023, respectively	150,000	594,038

Total liabilities	25,174,478	14,208,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,245,388 and 6,029,371 shares issued and outstanding as of June 30, 2024 and December 31, 2023	10,245	6,029
Additional paid-in capital	89,899,666	66,014,415
Accumulated deficit	(54,894,265)	(58,739,995)
Total stockholders' equity	35,015,646	7,280,449

Total liabilities and stockholders' equity	$60,190,124	$21,488,558

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$15,648,046	$1,315,346	$27,054,369	$1,514,277
Cost of goods sold	6,640,917	2,896,259	13,417,798	2,980,262
Gross profit	9,007,129	(1,580,913)	13,636,571	(1,465,985)

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,123,572	319,608	4,474,130	831,197
Professional services	594,278	63,330	1,062,104	109,535
Other general and administrative expenses	1,399,244	500,381	2,271,507	884,491
Total general and administrative expenses	4,117,094	883,319	7,807,741	1,825,223
Depreciation and amortization	4,939	9,159	14,477	85,377
Total operating expenses	4,122,033	892,478	7,822,218	1,910,600

Net operating income (loss)	4,885,096	(2,473,391)	5,814,353	(3,376,585)

Other income (expense):
Interest income	4,130	-	4,130	-
Interest expense	(599,664)	(847,509)	(1,018,333)	(1,345,845)
Loss on early extinguishment of debt	(696,502)	-	(696,502)	-
Total other income (expense)	(1,292,036)	(847,509)	(1,710,705)	(1,345,845)

Income (loss) before income tax	3,593,060	(3,320,900)	4,103,648	(4,722,430)
Provision for income tax	(257,918)	-	(257,918)	-
Net income (loss)	$3,335,142	$(3,320,900)	$3,845,730	$(4,722,430)

Weighted average common shares outstanding - basic	9,624,999	4,854,208	7,845,382	4,850,815
Net income (loss) per common share - basic	$0.35	$(0.68)	$0.49	$(0.97)

Weighted average common shares outstanding - diluted	11,385,708	4,854,208	9,408,247	4,850,815
Net income (loss) per common share - diluted	$0.29	$(0.68)	$0.41	$(0.97)

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	6,575,562	6,576	71,123,634	(58,229,407)	12,900,803
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering		-	-	–	-
Common stock issued to directors for services	617	1	9,476	-	9,477
Proceeds from exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock options granted to directors and advisors for services	–	–	28,962	–	28,962
Common stock options granted to officers and employees for services	–	–	1,093,318	–	1,093,318
Net income for the three months ended June 30, 2024	–	–	–	3,335,142	3,335,142
Balance, June 30, 2024	10,245,388	$10,245	$89,899,666	$(54,894,265)	$35,015,646

	For the Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2023	4,847,384	$4,847	$59,484,859	$(57,081,092)	$2,408,614
Common stock issued to directors for services	20,699	21	125,208	–	125,229
Common stock options granted to directors and advisors for services	–	–	28,975	–	28,975
Common stock options granted to officers and employees for services	–	–	102,866	–	102,866
Common stock warrants granted to related party note holders pursuant to debt financing	–	–	1,075,904	–	1,075,904
Common stock warrants granted to note holders pursuant to debt financing	–	–	374,153	–	374,153
Net loss for the three months ended June 30, 2023	–	–	–	(3,320,900)	(3,320,900)
Balance, June 30, 2023	4,868,083	$4,868	$61,191,965	$(60,401,992)	$794,841

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering	515,597	516	3,737,484	–	3,738,000
Common stock issued to directors for services	31,211	32	295,616	–	295,648
Proceeds from exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock options granted to directors and advisors for services	–	–	57,608	–	57,608
Common stock options granted to officers and employees for services	–	–	2,150,267	–	2,150,267
Net income for the six months ended June 30, 2024	–	–	–	3,845,730	3,845,730
Balance, June 30, 2024	10,245,388	$10,245	$89,899,666	$(54,894,265)	$35,015,646

	For the Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$(55,679,562)	$2,810,887
Common stock issued to directors for services	20,699	21	125,208	–	125,229
Common stock options granted to directors and advisors for services	–	–	57,633	–	57,633
Common stock options granted to officers and employees for services	–	–	201,044	–	201,044
Common stock warrants granted to related party note holders pursuant to debt financing	–	–	1,948,325	–	1,948,325
Common stock warrants granted to note holders pursuant to debt financing	–	–	374,153	–	374,153
Net loss for the three months ended June 30, 2023	–	–	–	(4,722,430)	(4,722,430)
Balance, June 30, 2023	4,868,083	$4,868	$61,191,965	$(60,401,992)	$794,841

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,845,730	$(4,722,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debts expense	20,760	185,485
Depreciation and amortization	366,784	155,416
Non-cash amortization of right-of-use asset and liability	405,383	9,556
Common stock issued to directors for services	295,648	125,229
Amortization of stock options	2,207,875	258,677
Amortization of stock warrants issued as a debt discount	777,704	1,054,822
Loss on early extinguishment of debt	696,502	-
Decrease (increase) in current assets:
Accounts receivable	(3,639,538)	(721,135)
Prepaid expenses	393,083	17,849
Inventory	(6,783,244)	1,053,910
Security deposits	(1,011,340)	(34,765)
Increase (decrease) in current liabilities:
Accounts payable	928,390	(76,257)
Income tax payable	257,918	-
Accrued interest	(431,049)	265,338
Accrued expenses	729,860	7,045
Net cash provided by (used in) operating activities	(939,534)	(2,421,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,863,794)	(362,180)
Cash paid for construction in progress	(364,256)	-
Net cash used in investing activities	(2,228,050)	(362,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net of offering costs of $859,024	15,712,976	-
Proceeds from the exercise of warrants and options	373,855	-
Proceeds received from notes payable, related parties	-	2,400,000
Proceeds received from notes payable	-	400,000
Repayments of borrowings	(956,249)	-
Net cash provided by financing activities	15,130,582	2,800,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,962,998	16,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,410,037	276,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,373,035	$293,024

SUPPLEMENTAL INFORMATION:
Interest paid	$770,428	$25,685
Interest received	$4,130	-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exercise of warrants	$5,299,113	-
Repayment of interest	$(98,750)	-
Repayments of borrowings	$(5,200,363)	-
Reclassification of construction in progress to property and equipment	$1,651,305	-
Value of debt discounts attributable to warrants	-	$2,322,478

The accompanying notes are an integral part of these condensed financial statements.

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

On May 5, 2021, the Company announced the launch of our direct-to-consumer freeze dried consumer packaged goods (“CPG”) food brand, Sow Good. Sow Good launched its first line of non-GMO products including ready-to-make smoothies, gluten-free granola and snacks.

After launching a freeze dried candy product line in the first quarter of 2023, the Company now has seventeen SKU offerings of candy, and five crunch ice cream SKU as of June 30, 2024, that are projected to continue being a major driver of growth. After launching our freeze dried candy product line we discontinued our smoothie, snack and granola products. During the second quarter of 2023, the Company completed the construction of our second and third freeze driers and to facilitate the increased production demands for our recently launched candy products. The significant and rising demand for our freeze dried candy products has led us to add a fourth freeze drier in the first quarter of 2024, our fifth freeze drier in the second quarter of 2024 and begin construction of our sixth freeze drier, which we expect to be completed in the third quarter of 2024.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and stated in U.S. dollars, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) and the Securities Investor Protection Corporation (SIPC) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $13,520,622 at June 30, 2024. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2023. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $9,380 at June 30, 2024 and no allowance for doubtful accounts at December 31, 2023.

The Company estimates its reserve based on historical loss information. The Company believes that historical loss information is a reasonable base on which to determine expected credit losses for trade receivables held at the reporting date because the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit-loss percentages. However, the Company will continue to monitor and adjust the historical loss rates to reflect the effects of current conditions and forecasted changes.

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

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years, or over the life of the agreement
Website (years)	3
Office equipment (years)	5

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Furniture and fixtures (years)	5
Machinery and equipment (years)	7 - 10
Leasehold improvements	Lease-term or useful life

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

Depreciation of property and equipment was $199,789 and $79,198, of which and $194,850 and $70,039 was allocated to cost of goods sold, for the three months ended June 30, 2024 and 2023, respectively. Depreciation of property and equipment was $366,784 and $155,416, of which and $352,307 and $70,040 was allocated to cost of goods sold, for the six months ended June 30, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the six months ended June 30, 2024 and 2023, shipping and handling costs of $502,196 and $87,977, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the six months ended June 30, 2024, our top three customers were responsible for 35.1%, 21.0%, and 18.7% of our revenues, respectively. For the three months ended June 30, 2024, our top three customers were responsible for 30.3%, 23.1%, and 21.8% of our revenues. Our top five customers accounted for 81% of our revenues during each of the three and six months ended June 30, 2024.

For the six months ended June 30, 2023, our top three customers were responsible for 30.0%, 18.6%, and 14.5% of our revenues, respectively. For the three months ended June 30, 2023 our top three customers were responsible for 34.6%, 20.6% and 10.5% of our revenues. respectively. Our top five customers accounted for 78% and 79% of our revenues during the three and six months ended June 30, 2023, respectively.

Supplier Concentration

For the six months ended June 30, 2024, three suppliers accounted for 69% of our purchases from vendors. For the three months ended June 30, 2024 three suppliers accounted for 76% of our purchases from vendors.

For the six months ended June 30, 2023, three suppliers accounted for 79% of our purchases from vendors. For the three months ended June 30, 2023 three suppliers accounted for 83% of our purchases from vendors.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-based compensation related to the issuance of shares of common stock for services consisted of $9,477 and $125,229 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation related to the issuance of shares of common stock for services consisted of $295,648 and $125,229 for the six months ended June 30, 2024 and 2023, respectively.

Stock-based compensation related to amortization of stock option grants consisted of $1,122,280 and $131,841 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation related to amortization of stock option grants consisted of $2,207,875 and $258,677 for the six months ended June 30, 2024 and 2023, respectively. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. The fair values of service based stock options are determined using the Black-Scholes options pricing model and an effective term of 2.3 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date, and are being amortized over the related implied service term, or vesting period.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

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

No other new accounting pronouncements, issued or effective during the six month ended June 30, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

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

Debt Financing and Related Warrants Granted

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants. This term loan was pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes matured on May 11, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes matured on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Executive Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

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

At June 30, 2024 and December 31, 2023, included in the operating lease liabilities was $1,272,625 and $1,301,354 in connection with this lease. For the six-months ended June 30, 2024 and June 30, 2023 the Company expensed $73,441 in each of the periods and paid cash of $65,800 and $63,884, respectively. For the three-months ended June 30, 2024 and June 30, 2023 the Company expensed $36,720 in each of the periods and paid cash of $32,900 and $31,942, respectively.

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

Detachable common stock warrants issued in connection with debt may be recorded as either liabilities or equity depending on the applicable accounting guidance. The Company determined that warrants issued in connection with our notes payable met the definition of a freestanding financial instrument and qualified for treatment as permanent equity. Warrants recorded as equity are recorded at the fair market value determined at issuance date, and are not remeasured after that. We utilized the Black-Scholes valuation model to estimate the fair value of warrants granted at issuance date. The initial measurement of the fair value of the notes considers the present value of future cash flows, discounted at the current market rate of interest at the issuance date, and time to liquidity. The Company allocated the value of warrants between the relative fair value of the notes payable without the warrants, and the warrants themselves at the time of issuance. The allocated portion of the warrants was treated as a debt discount, and amortized over the term of the note. The amortization of the debt discount is recognized as interest expense. When a notes payable are issued at a discount, wherein a significant portion of the issuance is between related parties, the valuation of the notes and the discount involve significant judgment and the use of unobservable inputs, classifying it into Level 3 of the fair value hierarchy, requiring a nonrecurring fair value measurement. Changes other than additions, settlements, or discount amortization, in the fair value of the notes payable, net of discounts do not impact net income or cash flows.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$2,589,166	$2,935,820	$6,714,288	$7,008,684
Notes payable, net of debt discounts	350,692	276,158	907,976	953,847
Total liabilities	$2,939,858	$3,211,978	$7,622,264	$7,962,531

Note 5 – Inventory

Inventory

As of June 30, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	June 30,	December 31,
	2024	2023
Finished goods	$1,436,574	$222,051
Packaging materials	1,247,513	815,883
Inventory in transit	2,568,537	571,970
Work in progress	3,610,687	691,290
Raw materials	1,456,178	1,822,052
Total inventory	$10,319,489	$4,123,246

Prepaid Inventory

The company had reported a total of $1,150,132 and $563,131 in prepaid inventory as of June 30, 2024 and December 31, 2023, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Prepaid professional costs	$-	$382,524
Prepaid software licenses	53,077	$35,252
Prepaid insurance costs	52,623	$48,305
Trade shows and marketing services	64,381	$29,964
Prepaid rent	-	$67,119
Total prepaid expenses	$170,081	$563,164

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Property and Equipment

Property and equipment at consist of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Machinery	$6,466,411	$4,714,626
Leasehold improvements	1,439,767	1,409,767
Software	70,000	70,000
Website	71,589	71,589
Office equipment	103,449	21,440
Construction in progress	1,886,721	1,522,465
	10,037,937	7,809,887
Less: Accumulated depreciation and amortization	(1,334,386)	(967,602)
Total property and equipment, net	$8,703,551	$6,842,285

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

For the three months ended June 30, 2024 and 2023, respectively, depreciation of property and equipment was $199,789 and $79,198, of which and $194,850 and $70,039 was allocated to cost of goods sold, resulting in net depreciation expense of $4,939 included in operating expense. For the six months ended June 30, 2024 and 2023, respectively, depreciation of property and equipment was $366,784 and $155,416, of which and $352,307 and $70,040 was allocated to cost of goods sold, resulting in net depreciation expense of $14,477 included in operating expense.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On January 19, 2024, Sow Good Inc., the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. Pursuant to the terms of the Sublease Agreement, the Company will sublease approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The Term of the Lease Agreement commenced on February 1, 2024. The Sublease Agreement provides for rent payments at fixed price of $5,250 USD per month plus the corresponding Value Added Tax for the duration of the Term. The Company is also responsible for operating expenses of the Premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5,250 USD in connection with the Sublease Agreement. The Sublease Agreement does not have a renewal period. The incremental borrowing rate for the lease at the time of commencement was 10.68%.

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The Term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company has provided a security deposit in the amount of $1,000,000 in connection with the Lease. The Lease may be renewed upon the extension in writing between the Company and the Lessor for a period of up to 60 months. The incremental borrowing rate for the lease at the time of commencement was 10.84%.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Right-of-Use lease cost:
Amortization of right-of-use asset	$593,272	$34,817

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$17,918,843	$4,061,820

Current portion of operating lease liability	$1,701,079	$550,941
Noncurrent operating lease liability	16,783,997	3,671,729
Total operating lease liability	$18,485,076	$4,222,670

Weighted average remaining lease term:
Operating leases (in years)	5.1	5.9
Weighted average discount rate:
Operating lease	10.30%	8.20%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$755,073	$25,261

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The future minimum lease payments due under operating leases as of June 30, 2024 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the six months remaining)	$1,624,289
2025	4,314,293
2026	4,894,962
2027	5,004,433
2028 and thereafter	8,509,236
Total	$24,347,212
Less effects of discounting	(5,862,136)
Lease liability recognized	$18,485,076

Note 9– Notes Payable, Related Parties

Notes payable, related parties consists of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

On May 11, 2023, the Company received $100,000 pursuant to a note and warrant purchase agreement from Bradley Berman, one of the Company’s Directors, on behalf of the Bradley Berman Irrevocable Trust, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note. The unsecured note matured on May 11, 2024.

	$-	$100,000

On April 25, 2023, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 12,500 shares of common stock, exercisable at $2.50 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note. The unsecured note matured on April 25, 2024.

	-	50,000

On April 25, 2023, the Company received $750,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 187,500 shares of common stock, exercisable at $2.50 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note. The unsecured note matured on April 25, 2024.

	-	750,000

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received	250,000	250,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On December 31, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds from certain warrant exercises were used to repay the note.	-	2,000,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	100,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	100,000

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	920,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note.	629,000	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note.	16,712	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The note matures on December 31, 2024. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note.

	33,425	50,000

Total notes payable, related parties	3,179,137	8,595,000
Less unamortized debt discounts:	589,971	1,880,712
Notes payable	2,589,166	6,714,288
Less: current maturities	632,084	2,543,146
Notes payable, related parties, less current maturities	$1,957,082	$4,171,142

In the three and six month period ended June 30, 2024, the Company recorded $696,502 of loss on the early extinguishments of debt related to the accelerated amortization of debt discounts related to the Warrant Exercise Transaction. In the three and six month period ended June 30, 2023, the Company recognized no loss on the early extinguishment of debt related to the accelerated amortization of debt discounts.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable

Notes payable consists of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

On April 25, 2023, the Company received $400,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 100,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note. The remaining portion of the note matured on April 25, 2024.

	$-	$400,000

On April 8, 2022, the Company received $80,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 20,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note.

	33,000	80,000

On April 8, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from an accredited investor, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the note was amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The note matures on April 8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note.

	206,250	500,000

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

	$150,000	$150,000

Total notes payable	389,250	1,130,000
Less unamortized debt discounts:	38,558	222,024
Notes payable	350,692	907,976
Less: current maturities	200,692	313,938
Notes payable, less current maturities	$150,000	$594,038

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense related to notes payable, related parties, and other notes payable for the three and six months ended June 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest on notes payable, related parties	$83,673	$147,561	$221,325	$267,676
Amortization of debt discounts on notes payable, related parties	364,912	579,808	594,238	913,999
Interest on notes payable	6,326	14,280	14,918	20,302
Amortization of debt discounts on notes payable	142,560	104,336	183,466	140,823
Interest - other	2,193	1,524	4,386	3,045
Total interest expense	$599,664	$847,509	$1,018,333	$1,345,845

Note 11 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Warrant Exercise Transaction

On April 15, 2024, the Company issued 2,186,250 shares of its common stock in connection with the exercise of warrants that were issued between December 2021 and May 2023 (the "Warrants”), with exercise prices varying from $2.21 to $2.60 (the "Warrant Exercise”). None of the Warrants were amended prior to or in connection with the Warrant Exercise. Each of the exercising holders of warrants (collectively, the "Holders”), received its warrants in connection with the incurrence by the Company of indebtedness pursuant to various tranches of promissory notes issued between December 2021 and May 2023 (collectively, the "Notes”). The Warrants were classified as permanent equity at inception. Due to a redemption feature in the Warrants allowing the Company to redeem the Warrants for $0.001 per Warrant if the daily volume weighted average price per share over thirty consecutive trading days is above $9.00, the Company received indications of intent to exercise Warrants from various Holders given the recent increase in trading price of the Company's common stock. With authorization from the Company's Board of Directors, each of the Holders was provided an opportunity to, and agreed to, amend certain of such Holder’s Notes (the "Notes Amendment”) to allow for the partial prepayment of principal in an aggregate amount equal to the exercise price of such Holder’s Warrants. In addition to the Notes Amendment, certain of the Holders elected use a portion of the accrued but unpaid interest under such Holder’s Notes to pay the exercise price of the Warrants. Certain of the Notes were repaid in full as a result of the Warrant Exercise and thereby did not need to be amended pursuant to the Notes Amendment (the Warrant Exercise, whether by partial or full repayment of principal, or by election to use a portion of accrued but unpaid interest under the Notes, together with the Notes Amendment, the "Warrant Exercise Transaction”). As a result of the Warrant Exercise Transaction, excluding the impact of deferred debt costs, the Company’s debt was reduced by $5,200,362, accrued interest payable was reduced by $98,750, common equity was increased by $5,299,112 and the Company issued an aggregate of 2,186,250 shares of common stock.

Certain of the Notes totaling $3,620,000 were fully repaid and the related debt discounts of $696,502 were fully expensed as a loss on the extinguishment of debt in the three month period ended June 30, 2024. The Notes subject to the Notes Amendment were partially repaid, this payment totaled $1,580,363, and the ratable portion of the related debt discounts totaling $215,773 was included as amortized interest in the three month period ended June 30, 2024. The remaining debt discounts will continue to be amortized as interest over the remaining term of the Notes. The Notes Amendment only allowed for the partial prepayment of principal and did not change any other terms of the Notes, and the present value of expected cash flows over the remaining life of the Notes remains substantially unchanged by the modification of these Notes.

Common Stock Sold for Cash

On May 2, 2024, the Company priced its registered underwritten public offering of 1,200,000 shares of the Company’s common stock, par value $0.001 at a price of $10.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 180,000 additional shares of common stock and issued to the underwriters warrants to purchase 120,000 shares of Common Stock. On May 1, 2024, the Company received approval to list its common stock on the Nasdaq Capital Market stock exchange ("Nasdaq”). Trading on Nasdaq commenced on May 2, 2024. On May 9, 2024, the underwriters purchased all of the Additional Shares pursuant to the full exercise of their overallotment option. Including proceeds from the Additional Shares, the proceeds from the public offering were approximately $11,974,976 net of offering expenses and underwriting discounts and commissions.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Outstanding Options

Options to purchase an aggregate total of 2,610,442 shares of common stock were outstanding as of June 30, 2024, respectively, at a weighted average strike price of $15.99. The weighted average life of exercisable outstanding options was 9.0 years as of June 30, 2024.

The Company recognized compensation expense related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the three and six months ended June 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Directors	$28,962	$28,658	$57,608	$57,633
Officers	1,030,032	79,644	2,044,628	158,412
Employees	63,286	23,222	105,639	42,632
Total amortized options expense	$1,122,280	$131,841	$2,207,875	$258,677

The remaining unamortized balance of these options is $13,509,032 as of June 30, 2024 and the weighted-average period over which these awards are expected to be recognized is approximately 3 years.

Options Granted

During the six months ended June 30, 2024, 21 employees were granted options to purchase an aggregate of 101,911 shares of the Company's common stock, having a weighted average exercise price of $15.99, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Pricing Model, based on a volatility rate of 94 to 95% and an average call option value of $12.88, was $1,312,561. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

An aggregate 47,000 options with a weighted average strike price of $5.43 per share were forfeited by former employees during the six months ended June 30, 2024.

Options Expired

During the six months ended June 30, 2024, options expirations consisted of 333 options with a $195.00 strike price, and 14,491 options with a $5.41 strike price.

Options Exercised

A total of 50,459 options were exercised during the three months period ended June 30, 2024. No options were exercised during the six months ended June 30, 2023. Proceeds from options exercises during the six months ended June 30, 2024 amounted to $163,854.

Options Exercisable

There were 367,302 options exercisable as of June 30, 2024.

Note 13 – Warrants

Warrants Exercised

A total of 2,186,250 warrants related to the issuance of debt were fully exercised at an average price of $2.50, and the proceeds were used to repay certain Notes Payable. The debt discounts relating to the warrants were either written off as a loss on early extinguishment of debt, to the extent that the related Notes Payable were fully retired, or amortized to interest expense for those Notes which were partially extinguished. The Company realized a loss on early extinguishment of debt of $696,502 for the three and six month periods ended June 30, 2024. Interest expense related to debt discount amortization was $777,704 and $1,054,822 for the six months ended June 30, 2024 and 2023, respectively. Another 52,500 warrants were exercised at an exercise price of $4.00 during the period.

Warrants Granted

On May 6, 2024, the Company issued a press release announcing the pricing of its registered underwritten public offering. In connection with the public offering, the Company issued to the underwriters warrants to purchase 138,000 shares of Common Stock. The grant was equal to 10% of the number of shares sold in this offering by Roth, (a total of 1,380,000 shares). The Representative’s Warrants will be exercisable upon issuance, will have an exercise price equal to 120%, (or $12.00) of the initial public offering price and will terminate fifth anniversary of the effective date of the registration statement. The Representative’s Warrants and the underlying shares of common stock are deemed compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and will therefore be subject to FINRA Rule 5110(g)(1). In accordance with FINRA Rule 5110(g)(1), neither the Representative’s Warrants nor any shares issued upon exercise of the Representative's Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of 180 days immediately following the date of effectiveness or commencement of sales of the offering pursuant to which the Representative’s Warrants are being issued, subject to certain exceptions. The fair value of the warrants, was determined using the Black-Scholes option pricing model, and was recorded through additional paid in capital as an offset of the offering proceeds.

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of 5 years, were outstanding as of June 30, 2024.

No warrants were cancelled or expired during the six months ended June 30, 2024.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 14 - Earnings Per Share

Basic and diluted earnings per share for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$3,335,142	$(3,320,900)	$3,845,730	$(4,722,430)

Basic weighted average shares	9,624,999	4,854,208	7,845,382	4,850,815

Basic income (loss) per share	$0.35	$(0.68)	$0.49	$(0.97)

Diluted weighted average shares	11,385,708	4,854,208	9,408,247	4,850,815

Diluted income (loss) per share	$0.29	$(0.68)	$0.41	$(0.97)

The table below includes information related to stock options and warrants that were outstanding at the end of each respective the three and six month periods ended June 30, 2024 and June 30, 2023. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive. For the three and six month periods ended June 30, 2024, there were 950,333 options with a strike price greater than the average share price for the respective periods, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average stock options	2,609,041	632,426	2,608,985	600,796
Weighted average price of stock options	$6.92	$4.81	$6.92	$4.81

Weighted average warrants	451,385	1,357,866	1,502,403	1,010,337
Weighted average price of warrants	$9.80	$2.47	$9.80	$2.47

Average price of common stock	$17.29	$4.97	$12.86	$4.06

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

The Company recognized income tax expense of $257,918 and $0 for the periods ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company has a net operating loss carryover of approximately $39,392,756. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2031. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total estimated net operating loss as of June 30, 2024 , approximately $13,921,485 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2024, the Company is decreasing its

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

valuation allowance from $12,984,109 to $12,345,665 due to a decrease in the net estimated deferred tax assets. At this time, the Company believes it is more likely than not that the benefit of the remaining net deferred tax assets will not be realized, the Company will continue to evaluate this valuation allowance quarterly.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before June 30, 2024. We account for income taxes under the provisions of ASC Topic 740, Income taxes, which provides for an asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The Company has found no significant uncertain tax positions as of any date on or before June 30, 2024.

Note 16 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of June 30, 2024, we have seventeen stock keeping units (“SKUs”) in our Sow Good Candy line of treats and five SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of June 30, 2024. As of June 30, 2024, our treats are offered for sale in over 5,850 brick-and-mortar retail outlets in the United States. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas, and have entered into additional co-manufacturing arrangements in China and Colombia, that together allow us to freeze dry up to thirty million units per year to our demanding quality and safety specifications. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our employees are dedicated to hand-packaging our treats through our precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built five bespoke freeze driers using proprietary technology tailored specifically to our products, creating a truly state-of-the-art facility in Irving, Texas. We are in the process of fabricating and operationalizing our sixth freeze drier, which we anticipate will come online in our Irving, Texas facility in the third quarter of 2024. We have placed deposits on six additional freeze driers, which we aim to have operational within the next nine months in our new 324,000 square foot facility in Dallas Texas. In addition, due to strong customer demand, we have entered into co-manufacturing arrangements with third-party manufacturers whose freeze drying facilities meet our exacting production, sanitation and allergen control requirements, as well as our food quality and safety standards. Currently, all of our products manufactured by third parties are shipped to our facilities in Texas for packaging.

Sow Good is led by co-founders Claudia and Ira Goldfarb, who have over a decade of manufacturing experience with an extensive freeze drying background, dedication to job creation, and proven track record of identifying and growing niche trends into everyday categories. Under their leadership, our revenues have grown from $1.3 million during the three month ended June 30, 2023 to approximately $15.6 million for the three month ended June 30, 2024.

We believe the candy category is stagnant, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity existing at the intersection of two categories: the burgeoning freeze dried candy and non-chocolate confections. According to the NCA, the non-chocolate confections market grew 13.8% in sales in 2022, exceeding $10 billion, and according to Grand View Research is forecasted to grow at a compounded annual growth rate of 5.8% from 2023 to 2030. We believe the nascent freeze dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. According to the NCA, approximately 61% of shoppers occasionally or frequently seek out products they have never purchased before. Given our exceptional performance in retail launches, surging customer demand, and increasing production capacity, we are confident that we can catapult freeze dried candy from a trendy spark on social media to a stable, top-performing consumer confectionery category in retail.

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, Circle K, 7/11, HEB Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Nassau Distributors. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. For many of these customers, we launched with a limited number of SKUs and are now significantly outpacing initial sales projections. As we scale production, we will have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

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

Ability to Grow Our Customer Base in Retail and Traditional Wholesale Distribution Channels

We are currently growing our customer base in a variety of physical retail and traditional wholesale distribution channels. Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, Circle K, 7/11, HEB, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone, CB Distributors and Nassau Distributors. We continue to increase our shelf presence, SKU portfolio and number of stores with existing customers. In addition, given the nascent state of the freeze dried candy segment and the number of potential retailer and wholesaler customers, we also believe there is a significant growth opportunity with customer acquisition in both the retail and wholesale channels, domestically and internationally. Customer acquisition in these channels depends on, among other things, our go-to-market function and our ability to meet the demand of customers who require large volumes of products.

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

Growth of Our Team and Facilities

As of June 30, 2024, we had 226 full-time personnel who work across various functional areas within our business, including manufacturing, sales, marketing, and administration.

On May 29, 2024, we announced a major expansion with a long-term lease for a new 324,000 square foot production facility in Dallas, Texas. This strategic expansion is set to significantly increase the Company’s production capacity, accelerating the Company's ability to meet the increasing demand for its innovative freeze dried treats.

The state-of-the-art Dallas facility dedicates approximately 306,600 square feet to production, packaging and distribution, while reserving 17,400 square feet for office space. The new facility will streamline logistics and distribution, centralizing all future in-house production expansions.

We have also significantly expanded our accounting functions, as well as our executive team, to support our rapid growth, particularly since March 2023. Growing our production capacity has accounted for a majority of the increase in employee headcount over that period as we scale our self-manufacturing capacity at our two Texas facilities, and we anticipate that commencing operations at the new facility will continue to accelerate this growth. As we expand our manufacturing capacity and corporate functions, our headcount will continue to increase for the foreseeable future. Additionally, we have increased, and will continue to increase our accounting headcount as a result of the ever increasing demands as a public reporting company.

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

Seasonality

Because we are early in our lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting our business from a demand standpoint. While evidence of any demand seasonality is currently difficult to assess because of our growth, we anticipate certain holiday cycles such as Halloween, Christmas, Easter and Valentine’s Day contributing to revenue fluctuations within a given year. In addition, we have become aware of external data showing a general trend in candy consumer behavior regarding reduced candy purchasing in summer months due to a variety of factors including greater levels of health consciousness during warm weather. Operationally, we have seen increased difficulty with the transportation of our freeze dried treats due to recent heat waves in July and August, resulting in temporarily reduced shipments and increased inventory levels. We do anticipate a return to a normal cadence with the seasonal reduction in temperatures to a level where our treats can be shipped without damage. As a result, we anticipate an annual temporary decrease in shipments of our treats during summer months, which we believe is consistent with the greater candy industry trend.

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

Provision for Income Taxes

For each of the three month periods ended June 30, 2024 and 2023, the Company recognized federal income tax of $257,918, and $0, respectively.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the three month periods ended June 30, 2024 and 2023, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023.

The following table summarizes selected items from the statement of operations for the three month periods ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)	% Change

Revenues	$15,648,046	$1,315,346	$14,332,700	1,090%
Cost of goods sold	6,640,917	2,896,259	3,744,658	129%
Gross profit (loss)	9,007,129	(1,580,913)	10,588,042	670%
Operating expenses:
General and administrative expenses:
Salaries and benefits	2,123,572	319,608	1,803,964	564%
Professional services	594,278	63,330	530,948	838%
Other general and administrative expenses	1,399,244	500,381	898,863	180%
Total general and administrative expenses	4,117,094	883,319	3,233,775	366%
Depreciation and amortization	4,939	9,159	(4,220)	(46%)
Total operating expenses	4,122,033	892,478	3,229,555	362%
Net operating income (loss)	4,885,096	(2,473,391)	7,358,487	298%
Other income (expense):
Interest income	4,130	-	(4,130)	100%
Interest expense	(599,664)	(847,509)	(247,845)	(29%)
Loss on early extinguishment of debt	(696,502)	-	696,502	100%
Total other income (expense)	(1,292,036)	(847,509)	444,527	52%
Net income (loss) before tax provision	$3,593,060	$(3,320,900)	$6,913,960	208%

Comparison of the three months ended June 30, 2024 and June 30, 2023

Revenues

Sales of freeze dried candy for the period ended June 30, 2024 were $15.6 million, compared to $1.3 million for the three months ended June 30, 2023, an increase of $14.3 million, or 1,090%. Revenues increased on higher sales volumes driven primarily by new customer additions and an improvement in sales price and mix, compared to the same period in the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 were $6.6 million, compared to $2.9 million for the three months ended June 30, 2023, an increase of $3.7 million, or 129%. Cost of goods sold, primarily consisted of material costs and labor related to the sales of freeze dried candy products. Cost of goods sold increased as we increased sales. Costs of goods sold in the comparative period of 2023 included $1.9 million in write-offs of obsolete inventory.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $9.0 million, compared to gross loss of $1.6 million for the three months ended June 30, 2023, an increase of $10.6 million, or 670%. Our gross profit increased primarily due to significantly increased revenues, coupled with lower cost of goods sold as a percentage of sales. Our gross profit margin was 58% during the three months ended June 30, 2024, compared to (120)% for the three months ended June 30, 2023. Gross profit margin increased over the comparative period due to increased sales and production scale, raw material cost improvements and the inclusion of a large write-off of obsolete inventory during the comparative period of 2023.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2024 were $2.1 million, compared to $319.6 thousand for the three months ended June 30, 2023, an increase of $1.8 million, or 564.4%. Salaries and benefits included stock-based compensation expense of $1.1 million for the three months ended June 30, 2024, compared to $131.8 thousand for the three months ended June 30, 2023, an increase of $1.0 million. Stock-based compensation consists of stock options expense for employees and officers of the Company. The increase in salaries and benefits was primarily due to the amortization of stock options granted in December 2023.

Professional Services

General and administrative expenses related to professional services were $594.3 thousand for the three months ended June 30, 2024, compared to $63.3 thousand for the three months ended June 30, 2023, an increase of $530.9 thousand, or 838.4%. The increase was primarily due to increased professional service expenses as the Company scaled up the business and invested in system and process improvements and increases in professional fees in connection with our underwritten public offering and Nasdaq listing.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended June 30, 2024 were $1.4 million, compared to $500.4 thousand for the three months ended June 30, 2023, an increase of $0.9 million, or 179.6%. Other General and Administrative expense includes facilities costs to the extent they are not allocated to inventory, travel related to the public offering, and marketing and advertising costs. Share compensation to members of the Board of Directors is also included, which totaled $9.5 thousand for the three months ended June 30, 2024 compared to $125.2 thousand for the three months ended June 30, 2023.

Depreciation

Depreciation of property and equipment was $199.8 thousand and $79.2 thousand, of which and $194.9 and $70 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $5 thousand and $9.2 thousand for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

In the three months ended June 30, 2024, other expense consisted mainly of interest expense derived from notes payable and the amortization of warrants issued as a debt discount of $599.7 thousand and a loss on early extinguishment of $696.5 thousand. During the period ended June 30, 2023, interest expense on notes payable $847.5 thousand.

Net Income (Loss)

Net income for the three months ended June 30, 2024 was $3.6 million, compared to net loss of $3.3 million during the three months ended June 30, 2023, an increase in earnings of $6.9 million, or 208.2%. The transition to net income from net loss was primarily due the increase in gross profit of $10.6 million, or 670% and increased operating expenses of only $3.2 million or 361.9%, as a result of the conversion to freeze dried candy products after the first three months of 2023.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For each of the three month periods ended June 30, 2024 and 2023, the Company recognized federal income tax of $257,918, and $0, respectively.

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023.

The following table summarizes selected items from the statement of operations for the six month periods ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)	% Change

Revenues	$27,054,369	$1,514,277	$25,540,092	1,687%
Cost of goods sold	13,417,798	2,980,262	10,437,536	350%
Gross profit (loss)	13,636,571	(1,465,985)	15,102,556	1,030%
Operating expenses:
General and administrative expenses:
Salaries and benefits	4,474,130	831,197	3,642,933	438%
Professional services	1,062,104	109,535	952,569	870%
Other general and administrative expenses	2,271,507	884,491	1,387,016	157%
Total general and administrative expenses	7,807,741	1,825,223	5,982,518	328%
Depreciation and amortization	14,477	85,377	(70,900)	(83%)
Total operating expenses	7,822,218	1,910,600	5,911,618	309%
Net operating income (loss)	5,814,353	(3,376,585)	9,190,938	272%
Other income (expense):
Interest income	4,130	-	4,130	100%
Interest expense	(1,018,333)	(1,345,845)	327,512	(24%)
Loss on early extinguishment of debt	(696,502)	-	(696,502)	100%
Total other income (expense)	(1,710,705)	(1,345,845)	(364,860)	27%
Net income (loss) before tax provision	$4,103,648	$(4,722,430)	$8,826,078	187%

Revenues

Sales of freeze dried candy were $27.1 million for the six months ended June 30, 2024, compared to $1.5 million for the six months ended June 30, 2023, an increase of $25.5 million, or 1,687%. Revenues increased over the comparative period due to the pivot to freeze dried candy, the installation of new freezers, and addition of new retail customers in the current period.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 were $13.4 million, compared to $3 million for the six months ended June 30, 2023, an increase of $10.4 million, or 350%. Cost of goods sold, primarily consists of material costs and labor on the sales of freeze dried food products. During the prior year comparative period, cost of goods sold included a one-time inventory write down of $1.9 million as we disposed of non-candy freeze dried products to pivot exclusively to our better selling candy products. Our gross profit margin was 50% during the current period, compared to a loss margin of (97)% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the six months ended June 30, 2024 were $4.5 million, compared to $831.2 thousand for the six months ended June 30, 2023, an increase of $3.6 million, or 438%. Salaries and benefits included stock-based compensation expense for the six months ended June 30, 2024 and 2023 of $2.2 million, compared to $258.7 thousand for the six months ended June 30, 2023, an increase of $1.9 million, or 754%, mainly due to the amortization of performance shares granted December 15, 2023. Other increases in salaries and benefits were cash bonuses of $850 thousand, and wages and payroll tax increases of $822.0 thousand over the comparative period, as a result of sales growth.

Professional services

Professional services were $1.1 million for the 2024 period, compared to $109.5 thousand for the 2023 period, an increase of $952.6 thousand, or 870%. The increase was primarily due to an increase of $750 thousand in legal fees in connection with our underwritten public offering and Nasdaq listing and $130 thousand incurred in connection with the company growth.

Other general and administrative expenses

Other general and administrative expenses for the six months ended June 30, 2024 was $2.3 million, compared to $884.5 thousand for the six months ended June 30, 2023, an increase of $1.4 million, or 157%. The increase is primarily attributable to higher facilities and marketing costs driven by company growth.

Depreciation

Depreciation of property and equipment was $366,784 and $155,416, of which and $352,307 and $70,040 was allocated to cost of goods sold, which resulted in net depreciation expense of $14,477 and $85,377 for the six months ended June 30, 2024 and 2023, respectively.

Other expense

In the six months ended June 30, 2024, other expense was $1.7 million, consisting of $1.0 million of interest expense on our notes payable and $696.5 thousand of loss on early extinguishment of debt. During the comparative six months ended June 30, 2023, other expense was $1.3 million, consisting of interest expense on our notes payable. Interest expense decreased by $327.5 thousand or 24%, due to full and partial repayments of notes payable during the three months ended June 30, 2024, which resulted in a loss on early extinguishment of debt, and decreased the principal upon which stated interest is calculated.

Net income (loss)

Net income for the six months ended June 30, 2024 was $4.1 million, compared to a net loss of $4.7 million during the six months ended June 30, 2023, a positive change of $8.8 million. The increased net income was due primarily to higher revenues coupled with positive margins.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For each of the six month periods ended June 30, 2024 and 2023, the Company recognized federal income tax of $257,918, and $0, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Current Assets	$32,209,774	$10,237,837

Current Liabilities	$6,283,399	$5,771,200

Working Capital	$25,926,375	$4,466,637

As of June 30, 2024, we had working capital of $26.0 million, compared to working capital of $4.5 million as of December 31, 2023. The increased working capital is mainly attributable to increases in cash, accounts receivable, and inventory, partially offset by increased accounts payable. As of June 30, 2024, our balance of cash and cash equivalents was $14.4 million, compared to $2.4 million at December 31, 2023. We expect to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed.

On May 2, 2024 we priced a registered underwritten public offering of 1,200,000 shares of our common stock at a price of $10.00 per share. On May 9, the underwriters exercised an overallotment option for the purchase of an additional 180,000 shares of our common stock. Together with the sale of the additional shares sold pursuant to the overallotment option, the offering netted approximately $12.0 million in proceeds, after offering costs.

Indebtedness

Promissory Notes and Warrants

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $37,500. The related proportional amount of unamortized debt discount of $9,991 as of April 15, 2024 is included as amortized interest for the three and six months ended June 30, 2024.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory notes’ aggregate principal amount was reduced to $918,750. The related proportional amount of unamortized debt discount of $40,416 as of April 15, 2024 is included as amortized interest for the three and six months ended June 30, 2024.

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

On December 31, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $679,138. The related proportional amount of unamortized debt discount of $92,729, as of April 15, 2024, and $51,372 of unamortized debt discount related to a fully repaid note are included in interest expense and loss on early extinguishment of debt, respectively, for the three and six months ended June 30, 2024.

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

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3.7 million of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3.7 million. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for 30 consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as approximately $2.2 million. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3.7 million of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. On April 15, 2024, in connection with the Warrant Exercise Transaction, of which a significant portion was with related parties, the promissory notes’ aggregate principal amount was reduced to $239,250. The related proportional amount of unamortized debt discount of $72,638 as of April 15, 2024, was included as interest expense for the three and six months ended June 30, 2024, and $645,130 of unamortized debt discount related to fully repaid notes, was included as loss on extinguishment of debt for the three and six months ended June 30, 2024.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(939,534)	$(2,421,260)
Net cash used in investing activities	(2,228,050)	(362,180)
Net cash provided by financing activities	15,130,582	2,800,000

Net change in cash and cash equivalents	$11,962,998	$16,560

Net cash used in operating activities was $1.0 million for the six months ended June 30, 2024, compared to $2.4 million of cash used in operating activities six months ended June 30, 2023. The decrease in cash used by operating activities was primarily due to increased operating income of $8.8 million, partially offset by changes in working capital from operating activities which resulted in an increased use of cash of $9.0 million compared to the six months ended June 30, 2023, mainly due to increased use of cash for inventory of $6.8 million, increased accounts receivable of $3.6 million, and a $1.0 million security deposit on a new facility.

Net cash used in investing activities was $2.2 million for six months ended June 30, 2024, compared to $362.2 thousand for the six months ended June 30, 2023, an increase of $1.8 million. During the six months ended June 30, 2024, cash used in investing activities was used for additional freezers. Cash used in investing activities for the six months ended June 30, 2023 was used to build out our 2nd and 3rd freezers and improve our office space.

Net cash provided by financing activities was $15.2 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $12.4 million. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of $12.0 million of net proceeds from a public offering of 1,380,000 shares at a price of $10.00 per share completed on May 9, 2024, and net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024. Proceeds from warrant and options exercises totaled $5.7 million during the three months ended June 30, 2024, of which was used to pay down notes payable totaling approximately $6.2 million during the three months ended June 30, 2024. Net cash provided by financing activities were $2.8 million for the six months ended June 30, 2023, which was comprised entirely of debt financing received from our officers, directors and other non-related parties.

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

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company is required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. The Lease may be renewed upon the extension in writing between the Company and the Lessor for a period of up to 60 months.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of June 30, 2024. However, we anticipate that as our foreign operations grow, we may hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and possibly expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on her evaluation as of June 30, 2024, our Chief Executive Officer, Claudia Goldfarb, and our Interim Chief Financial Officer, Brendon Fischer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuances of our securities during the six months ended June 30, 2024 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

On May 2, 2024, the Company priced its registered underwritten public offering of 1,200,000 shares of the Company’s common stock, par value $0.001 at a price of $10.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 180,000 additional shares of common stock and issued to the underwriters warrants to purchase 120,000 shares of Common Stock. On May 1, 2024, the Company received approval to list its common stock on the Nasdaq Capital Market stock exchange (“Nasdaq”). Trading on Nasdaq commenced on May 2, 2024. On May 9, 2024, the underwriters purchased all of the Additional Shares pursuant to the full exercise of their overallotment option. Including proceeds from the Additional Shares, the proceeds from the public offering were approximately $11,974,976 net of offering expenses and underwriting discounts and commissions. The proceeds are currently anticipated to be used for general corporate purposes, which may include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

On April 15, 2024, the Company issued 2,186,250 shares of its common stock in connection with the exercise of warrants that were issued between December 2021 and May 2023 (the “Warrants”), with exercise prices varying from $2.21 to $2.60 (the “Warrant Exercise”). None of the Warrants were amended prior to or in connection with the Warrant Exercise. Each of the exercising holders of warrants (collectively, the "Holders”), received its warrants in connection with the incurrence by the Company of indebtedness pursuant to various tranches of promissory notes issued between December 2021 and May 2023 (collectively, the “Notes”). The Warrants were classified as permanent equity at inception. Due to a redemption feature in the Warrants allowing the Company to redeem the Warrants for $0.001 per Warrant if the daily volume weighted average price per share over thirty consecutive trading days is above $9.00, the Company received indications of intent to exercise Warrants from various Holders given the recent increase in trading price of the Company's common stock. With authorization from the Company's Board of Directors, each of the Holders was provided an opportunity to, and agreed to, amend certain of such Holder’s Notes (the “Notes Amendment”) to allow for the partial prepayment of principal in an aggregate amount equal to the exercise price of such Holder’s Warrants. In addition to the Notes Amendment, certain of the Holders elected use a portion of the accrued but unpaid interest under such Holder’s Notes to pay the exercise price of the Warrants. Certain of the Notes were repaid in full as a result of the Warrant Exercise and thereby did not need to be amended pursuant to the Notes Amendment (the Warrant Exercise, whether by partial or full repayment of principal, or by election to use a portion of accrued but unpaid interest under the Notes, together with the Notes Amendment, the “Warrant Exercise Transaction”). As a result of the Warrant Exercise Transaction, excluding the impact of deferred debt costs, the Company’s debt was reduced by $5,200,362, accrued interest payable was reduced by $98,750, common equity was increased by $5,299,112 and the Company issued an aggregate of 2,186,250 shares of common stock.

During the fiscal quarter ended June 30, 2024, the Company issued 50,459 shares of common stock upon the exercise of stock options by employees, directors, and consultants under its 2020 Stock Option Plan. The aggregate proceeds from the exercise of these options were approximately $163,854. The proceeds are currently anticipated to be used for general corporate purposes, which may include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

During the fiscal quarter ended June 30, 2024, the Company issued 52,500 shares of common stock upon the exercise of warrants by directors, and consultants under issued in 2020 as compensation for personal guarantees of debt. The aggregate proceeds from the exercise of these warrants were approximately $210,000. The proceeds are currently anticipated to be used for general corporate purposes, which may include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

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

32.1**

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**

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

* Filed herewith.

** The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Date: August 14, 2024	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Brendon Fischer
Brendon Fischer, Interim Chief Financial Officer (Principal Financial Officer)