Form 10-Q
period 2024-09-30
Sow Good Inc.
filed 2024-11-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 001-42037

SOW GOOD INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2345075
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1440 N Union Bower Rd, Irving, TX	75061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 623-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SOWG	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding as of November 12, 2024 was 10,245,388

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•
our ability to compete successfully against competitors with significantly greater financial and relationship resources than us in the highly competitive industry in which we operate;
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
•
the potential for supply chain and shipping disruption and delay;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$6,946,387	$2,410,037
Accounts receivable, net	1,232,958	2,578,259
Inventory	19,434,041	4,123,246
Prepaid inventory	572,098	563,131
Prepaid expenses	202,430	563,164
Total current assets	28,387,914	10,237,837

Property and equipment:
Construction in progress	2,848,191	1,522,465
Property and equipment	9,430,983	6,287,422
Less accumulated depreciation	(1,550,550)	(967,602)
Total property and equipment, net	10,728,624	6,842,285

Security deposit	1,357,956	346,616
Right-of-use asset	17,193,154	4,061,820
Total assets	$57,667,648	$21,488,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,301,098	$853,535
Accrued interest	398,617	860,693
Accrued expenses	1,839,323	648,947
Income tax payable - current	65,603	-
Current portion of operating lease liabilities	2,140,084	550,941
Current maturities of notes payable, related parties, net of $447,236 and $431,854 of debt discounts at September 30, 2024 and December 31, 2023, respectively	2,731,901	2,543,146
Current maturities of notes payable, net of $26,116 and $86,062 of debt discounts as of September 30, 2024 and December 31, 2023, respectively	213,134	313,938
Total current liabilities	8,689,760	5,771,200

Operating lease liabilities	16,005,280	3,671,729
Notes payable, related parties, net of $0 and $1,448,858 of debt discounts as of September 30, 2024 and December 31, 2023, respectively	-	4,171,142
Notes payable, net of $0 and $135,962 of debt discounts as of September 30, 2024 and December 31, 2023, respectively	150,000	594,038

Total liabilities	24,845,040	14,208,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 10,245,388 and 6,029,371 shares issued and outstanding as of September 30, 2024 and December 31, 2023	10,245	6,029
Additional paid-in capital	91,086,537	66,014,415
Accumulated deficit	(58,274,174)	(58,739,995)
Total stockholders' equity	32,822,608	7,280,449

Total liabilities and stockholders' equity	$57,667,648	$21,488,558

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$3,554,157	$5,034,203	$30,608,526	$6,548,479
Cost of goods sold	2,998,171	3,698,962	16,415,970	6,679,224
Gross profit	555,986	1,335,241	14,192,556	(130,745)

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,875,908	618,907	6,350,038	1,450,103
Professional services	320,289	294,720	1,382,393	404,256
Other general and administrative expenses	1,607,844	74,728	3,879,350	959,218
Total general and administrative expenses	3,804,041	988,355	11,611,781	2,813,577
Depreciation and amortization	8,583	9,261	23,060	94,638
Total operating expenses	3,812,624	997,616	11,634,841	2,908,215

Net operating income (loss)	(3,256,638)	337,625	2,557,715	(3,038,960)

Other income (expense):
Interest income	39,509	-	43,639	-
Interest expense	(225,095)	(3,641)	(1,243,428)	(1,349,486)
Loss on early extinguishment of debt	-	-	(696,502)	-
Total other income (expense)	(185,586)	(3,641)	(1,896,291)	(1,349,486)

Income (loss) before income tax	(3,442,224)	333,984	661,424	(4,388,446)
Benefit (provision) for income tax	62,315	-	(195,603)	-
Net income (loss)	$(3,379,909)	$333,984	$465,821	$(4,388,446)

Weighted average common shares outstanding - basic	10,245,388	5,123,735	8,651,223	4,942,182
Net income (loss) per common share - basic	$(0.33)	$0.07	$0.05	$(0.89)

Weighted average common shares outstanding - diluted	10,245,388	8,066,577	9,613,553	4,942,182
Net income (loss) per common share - diluted	$(0.33)	$0.04	$0.05	$(0.89)

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	10,245,388	10,245	89,899,666	(54,894,265)	35,015,646
Common stock issued in public offering, net of offering costs	–	–	–	–	-
Common stock issued in private placement offering	–	–	–	–	-
Common stock issued to directors for services	–	–	–	-	-
Proceeds from exercise of stock options and warrants	–	–	–	–	-
Common stock options granted to directors and advisors for services	–	–	29,284	–	29,284
Common stock options granted to officers and employees for services	–	–	1,157,587	–	1,157,587
Net loss for the three months ended September 30, 2024	–	–	–	(3,379,909)	(3,379,909)
Balance, September 30, 2024	10,245,388	$10,245	$91,086,537	$(58,274,174)	$32,822,608

	For the Three Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023	4,868,083	$4,868	$59,117,367	$(60,401,992)	$(1,279,757)
Common stock issued in private placement offering	735,000	74	3,674,926	–	3,675,000
Common stock issued to directors for services	–	–	–	–	-
Common stock options granted to directors and advisors for services	–	–	29,296	–	29,296
Common stock options granted to officers and employees for services	–	–	111,463	–	111,463
Net income for the three months ended September 30, 2023	–	–	–	333,984	333,984
Balance, September 30, 2023	5,603,083	$4,942	$62,933,052	$(60,068,008)	$2,869,986

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering	515,597	516	3,737,484	–	3,738,000
Common stock issued to directors for services	31,211	32	295,616	–	295,648
Proceeds from exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock options granted to directors and advisors for services	–	–	86,892	–	86,892
Common stock options granted to officers and employees for services	–	–	3,307,854	–	3,307,854
Net income for the nine months ended September 30, 2024	–	–	–	465,821	465,821
Balance, September 30, 2024	10,245,388	$10,245	$91,086,537	$(58,274,174)	$32,822,608

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$(55,679,562)	$2,810,887
Common stock issued in private placement offering	735,000	74	3,674,926	–	3,675,000
Common stock issued to directors for services	20,699	21	125,208	–	125,229
Common stock warrants granted to related party note holders pursuant to debt financing	–	–	197,198	–	197,198
Common stock warrants granted to note holders pursuant to debt financing	–	–	50,682	–	50,682
Common stock options granted to directors and advisors for services	–	–	91,990	–	91,990
Common stock options granted to officers and employees for services	–	–	307,446	–	307,446
Net loss for the three months ended September 30, 2023	–	–	–	(4,388,446)	(4,388,446)
Balance, September 30, 2023	5,603,083	$4,942	$62,933,052	$(60,068,008)	$2,869,986

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$465,821	$(4,388,446)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debts expense	176,032	-
Depreciation and amortization	582,948	306,092
Non-cash amortization of right-of-use asset and liability	791,360	15,245
Impairment of obsolete inventory	-	2,075,080
Common stock issued to directors for services	295,648	125,229
Amortization of stock options	3,394,746	399,436
Amortization of stock warrants issued as a debt discount	932,883	900,228
Loss on early extinguishment of debt	696,502	-
Decrease (increase) in current assets:
Accounts receivable	1,169,269	(1,197,608)
Prepaid expenses	360,734	(10,760)
Inventory	(15,319,762)	(2,342,871)
Security deposits	(1,011,340)	(12,309)
Increase (decrease) in current liabilities:
Accounts payable	447,563	257,091
Income tax payable	65,603	-
Accrued interest	(363,326)	419,807
Accrued expenses	1,190,375	125,270
Net cash provided by used in operating activities	(6,124,944)	(3,328,516)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,143,561)	(1,326,276)
Cash paid for construction in progress	(1,325,726)	-
Net cash used in investing activities	(4,469,287)	(1,326,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net of offering costs of $859,024	15,712,976	3,675,000
Proceeds from the exercise of warrants and options	373,855	-
Proceeds received from notes payable, related parties	-	2,400,000
Proceeds received from notes payable	-	400,000
Repayments of borrowings	(956,250)	-
Net cash provided by financing activities	15,130,581	6,475,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,536,350	1,820,208
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,410,037	276,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,946,387	$2,096,672

SUPPLEMENTAL INFORMATION:
Interest paid	$667,293	$27,878
Interest received	$43,639	-
Income taxes paid	$130,000	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exercise of warrants	$5,299,113	-
Repayment of interest	$(98,750)	-
Repayments of borrowings	$(5,200,363)	-
Reclassification of construction in progress to property and equipment	$2,864,649	$1,766,110
Value of debt discounts attributable to warrants	$-	$247,880

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based freeze dried candy and snack manufacturer. Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and acquired by the Company in October 1, 2020) , the Company was initially focused on the production of freeze dried fruits and vegetables, a business later expanded to include freeze dried candy. At that time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. Effective February 15, 2024, Sow Good Inc. reincorporated to the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion . On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange.

In May 2021, the Company announced the launch of its first direct-to-consumer freeze dried consumer packaged goods (“CPG”) line of non-GMO products including ready-to-make smoothies, gluten-free granola and snacks. After launching a freeze dried candy product line in the first quarter of 2023, the Company now has twenty-one SKU offerings of candy, and three crunch ice cream SKU as of September 30, 2024, that together make up the entirety of the Company’s product portfolio. After launching its freeze dried candy product line the Company discontinued its smoothie, snack and granola products. During the second quarter of 2023, the Company completed the construction of its second and third freeze driers and to facilitate the increased production demands for its candy products. The significant and rising demand for freeze dried candy products has led the Company to add a fourth freeze drier in the first quarter of 2024, a fifth freeze drier in the second quarter of 2024 and a sixth freeze drier, which was completed in the third quarter of 2024.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and stated in U.S. dollars, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the Registration Statement on Form S-1/A (File No. 333-277042), filed with the SEC on April 25, 2024 (the “Registration Statement”), pursuant to the Securities Act of 1933, as amended (“Securities Act”).

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") and the Securities Investor Protection Corporation ("SIPC") up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $2,586,671 at September 30, 2024. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2023. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $149,809 at September 30, 2024 and no allowance for doubtful accounts at December 31, 2023.

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

Inventory

Inventory is valued at the lower of average cost or net realizable value. The cost of substantially all of the Company’s inventory has been determined by the first-in, first-out ("FIFO") method.

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

Depreciation of property and equipment was $216,164 and $150,676, for the three months ended September 30, 2024 and 2023, respectively, of which $207,580 and $141,415 was allocated to cost of goods sold, respectively. Depreciation of property and equipment was $582,948 and $306,092, for the nine months ended September 30, 2024 and 2023, respectively, of which $559,888 and $211,454 was allocated to cost of goods sold, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the nine months ended September 30, 2024 and 2023, shipping and handling costs of $626,819 and $203,456, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the three months ended September 30, 2024, our top four customers were responsible for 19.7%, 14.8%, 10.2%, and 10.0% of our revenues, respectively. For the three months ended September 30, 2023, our top two customers accounted for 46.1% and 19.6% of our revenues. Our top five customers accounted for 61.8% and 86.5% of our revenues during each of the three months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, our top three customers accounted for 32.5%, 20.9% and 16.1% of our revenues, respectively. For the nine months ended September 30, 2023, our top three customers accounted for 42.4%, 15.1% and 11.0% of our revenues, respectively. Our top five customers accounted for 76% and 80% of our revenues during the nine months ended September 30, 2024 and 2023, respectively.

Supplier Concentration

For the three months ended September 30, 2024, our top three suppliers accounted for 87% of our purchases from vendors. For the three months ended September 30, 2023 our top three suppliers accounted for 68% of our purchases from vendors.

For the nine months ended September 30, 2024, our top three suppliers accounted for 76% of our purchases from vendors. For the nine months ended September 30, 2023 our top three suppliers accounted for 69% of our purchases from vendors.

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

Stock-based compensation related to the issuance of shares of common stock for services consisted of $295,648 and $125,229 for the nine months ended September 30, 2024 and 2023, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-based compensation related to amortization of stock option grants consisted of $1,186,871 and $140,759 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation related to amortization of stock option grants consisted of $3,394,746 and $399,436 for the nine months ended September 30, 2024 and 2023, respectively. The fair values of service-based stock options are determined using the Black-Scholes options pricing model and an effective term of 2.3 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. Options are amortized over the implied service term, or the vesting period.

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

No other new accounting pronouncements, issued or effective during the nine months ended September 30, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

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

Debt Financing and Related Warrants Granted

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants. This term loan was pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The warrants were exercised on April 15, 2024. The notes matured on May 11, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The warrants were exercised on April 15, 2024. The notes matured on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Executive Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants.

On April 11, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to a director pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants were fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The warrants were exercised on April 15, 2024.

On December 21, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants were exercisable at a price of $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On August 23, 2022, we closed on a private placement for up to $2,500,000 of promissory notes and warrants to purchase an aggregate 625,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.60 per share, representing 25,000 warrant shares per $100,000 of Notes purchased. The notes mature on August 23, 2025. Interest on the notes accrue at a rate of 8% per annum, payable on January 1, 2025. Loans may be advanced to the Company from time to time from August 23, 2023 to the maturity date. On December 21, 2022 and September 29, 2022, the Company received aggregate proceeds of $250,000 and $750,000 from two of the Company’s directors on the sale of these notes and warrants. Warrants issued under these borrowings were exercised on April 15, 2024.

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3,700,000 of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3,700,000. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as $2,173,750. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3,700,000 of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. The warrants were exercised on April 15, 2024.

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, for which an entity owned entirely by Ira Goldfarb is the landlord. The lease term is through September 15, 2025, with two five-year options to extend, with a current monthly lease rate of $11,296, with approximately 3% annual escalation of lease payments.

At September 30, 2024 and December 31, 2023, included in the operating lease liabilities was $1,257,743 and $1,301,354 in connection with this lease. For the nine months ended September 30, 2024 and 2023 the Company expensed $110,161 in each of the periods and paid cash of $99,030 and $96,146, respectively. For the three months ended September 30, 2024 and September 30, 2023 the Company expensed $36,720 in each of the periods and paid cash of $33,229 and $32,261, respectively.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$2,731,901	$3,041,132	$6,714,288	$7,008,684
Notes payable, net of debt discounts	363,134	228,716	907,976	953,847
Total liabilities	$3,095,035	$3,269,848	$7,622,264	$7,962,531

Note 5 – Inventory

Inventory

As of September 30, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	September 30,	December 31,
	2024	2023
Finished goods	$7,298,127	$222,051
Packaging materials	1,370,836	815,883
Inventory in transit	712,307	571,970
Work in progress	8,147,885	691,290
Raw materials	1,904,886	1,822,052
Total inventory	$19,434,041	$4,123,246

Prepaid Inventory

The company had reported a total of $572,098 and $563,131 in prepaid inventory as of September 30, 2024 and December 31, 2023, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Prepaid Expenses

Prepaid expenses consist of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Prepaid professional costs	$-	$382,524
Prepaid software licenses	68,237	35,252
Prepaid insurance costs	73,274	48,305
Trade shows and marketing services	60,919	29,964
Prepaid rent	-	67,119
Total prepaid expenses	$202,430	$563,164

Note 7 – Property and Equipment

Property and equipment at consist of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Machinery	$7,712,953	$4,714,626
Leasehold improvements	1,454,767	1,409,767
Software	70,000	70,000
Website	71,589	71,589
Office equipment	121,674	21,440
Construction in progress	2,848,191	1,522,465
	12,279,174	7,809,887
Less: Accumulated depreciation and amortization	(1,550,550)	(967,602)
Total property and equipment, net	$10,728,624	$6,842,285

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

For the three months ended September 30, 2024 and 2023, respectively, depreciation of property and equipment was $216,164 and $150,676, of which and $207,580 and $141,415 was allocated to cost of goods sold, resulting in net depreciation expense of $8,583 and $9,261 included in operating expense. For the nine months ended September 30, 2024 and September 30, 2023, respectively, depreciation of property and equipment was $582,948 and $306,092, of which $559,888 and $211,454 was allocated to cost of goods sold, resulting in net depreciation expense of $23,060 and $94,638 included in operating expense.

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

The Company leases its 20,945 square foot facility under a non-cancelable real property lease agreement that expires on August 31, 2025, with two five-year options to extend, at a monthly lease rate of $11,296, with approximately a 3% annual escalation of lease payments commencing September 15, 2021, under which an entity owned entirely by Ira Goldfarb, the Company's Executive Chairman, is the landlord. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 5.75%.

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The Term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, increasing up to $297,289 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company has provided a security deposit in the amount of $1,000,000 in connection with the Lease. The Lease may be renewed upon the extension in writing between the Company and the Lessor for a period of up to 60 months. The incremental borrowing rate for the lease at the time of commencement was 10.84%.

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

On July 1, 2023, the Company entered into a lease for additional warehouse space in Irving, Texas, of approximately 9,000 feet under a 37-month lease at a rate of $8,456 per month, with approximately a 4% annual escalation of lease payments. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 8%.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Right-of-Use lease cost:
Amortization of right-of-use asset	$1,423,179	$79,213

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$17,193,154	$4,061,820

Current portion of operating lease liability	$2,140,084	$550,941
Noncurrent operating lease liability	16,005,280	3,671,729
Total operating lease liability	$18,145,364	$4,222,670

Weighted average remaining lease term:
Operating leases (in years)	4.9	5.9
Weighted average discount rate:
Operating lease	10.25%	8.20%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,553,753	$128,840

The future minimum lease payments due under operating leases as of September 30, 2024 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the three months remaining)	$814,661
2025	4,314,293
2026	4,894,504
2027	5,004,433
2028 and thereafter	8,515,670
Total	$23,543,561
Less effects of discounting	(5,398,197)
Lease liability recognized	$18,145,364

Note 9– Notes Payable, Related Parties

Notes payable, related parties consists of the following at September 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

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

	$-	$100,000

On April 25, 2023, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with	-	50,000

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

	33,425	50,000

Total notes payable, related parties	3,179,137	8,595,000
Less unamortized debt discounts:	447,236	1,880,712
Notes payable	2,731,901	6,714,288
Less current maturities	2,731,901	2,543,146
Notes payable, related parties, less current maturities	$-	$4,171,142

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

In the nine months ended September 30, 2024, the Company recorded $696,502 of loss on the early extinguishments of debt related to the accelerated amortization of debt discounts related to the Warrant Exercise Transaction. In the three and nine months ended September 30, 2023, the Company recognized no loss on the early extinguishment of debt related to the accelerated amortization of debt discounts.

Note 10 – Notes Payable

Notes payable consists of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023

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

	150,000	150,000
Total notes payable	389,250	1,130,000
Less unamortized debt discounts:	26,116	222,024
Notes payable	363,134	907,976
Less current maturities	213,134	313,938
Notes payable, less current maturities	$150,000	$594,038

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized interest expense related to notes payable, related parties, and other notes payable for the three and nine months ended September 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest on notes payable, related parties	$64,105	$140,014	$285,459	$405,131
Amortization of debt discounts on notes payable, related parties	142,735	(137,006)	736,974	776,993
Interest on notes payable	5,812	16,647	25,086	42,553
Amortization of debt discounts on notes payable	12,443	(17,589)	195,909	123,234
Interest - other	-	1,575	-	1,575
Total interest expense	$225,095	$3,641	$1,243,428	$1,349,486

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

Certain of the Notes totaling $3,620,000 were fully repaid and the related debt discounts of $696,502 were fully expensed as a loss on the extinguishment of debt in the nine months ended September 30, 2024. The Notes subject to the Notes Amendment were partially repaid, this payment totaled $1,580,363, and the ratable portion of the related debt discounts totaling $215,773 was included as amortized interest in the nine months ended September 30, 2024. The remaining debt discounts will continue to be amortized as interest over the remaining term of the Notes. The Notes Amendment only allowed for the partial prepayment of principal and did not change any other terms of the Notes, and the present value of expected cash flows over the remaining life of the Notes remains substantially unchanged by the modification of these Notes.

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

Note 12 – Options

The 2020 Equity Plan was approved by written consent of a majority of shareholders of record as of November 12, 2019 and adopted by the Board of Directors on December 5, 2019, as provided in the definitive information statement filed with Securities and Exchange Commission on January 10, 2020 (the “DEF 14C”). The description of the 2020 Equity Plan is qualified in its entirety by the text of the 2020 Equity Plan, a copy of which was attached as Annex C to the DEF 14C. On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board of Directors on December 15, 2023. On December 15, 2023, our Board of Directors approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,964,150 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase will enable us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

Amendment to the 2020 Stock Incentive Plan

On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the Board of Directors on December 15, 2023. On December 15, 2023, our Board approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,964,150 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase enabled us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

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

Outstanding Options

Options to purchase an aggregate total of 2,626,382 shares of common stock were outstanding as of September 30, 2024, respectively, at a weighted average strike price of $19.91. The weighted average life of exercisable outstanding options was 8.7 years as of September 30, 2024.

The Company recognized compensation expense related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the three and nine months ended September 30, 2024 and 2023, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Directors	$29,284	$25,695	$86,892	$91,990
Officers	1,039,169	80,520	3,083,827	238,932
Employees	118,418	34,334	224,027	68,304
Total amortized options expense	$1,186,871	$140,759	$3,394,746	$399,436

The remaining unamortized balance of these options is $12,457,803 as of September 30, 2024 and the weighted-average period over which these awards are expected to be recognized is approximately 2.5 years.

Options Granted

During the nine months ended September 30, 2024, 23 employees were granted options to purchase an aggregate of 117,061 shares of the Company's common stock, having a weighted average exercise price of $13.62, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 94 to 95% and an average call option fair value of $12.14, was $1,421,542. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 46,000 options with a weighted average strike price of $5.43 per share were forfeited by former employees during the nine months ended September 30, 2024.

Options Expired

During the nine months ended September 30, 2024, options expirations consisted of 333 options with a $195.00 strike price, and 14,491 options with a $5.41 strike price.

Options Exercised

A total of 50,459 options were exercised during the nine months ended September 30, 2024. No options were exercised during the nine months ended September 30, 2023. Proceeds from options exercises during the nine months ended September 30, 2024 amounted to $163,854.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Options Exercisable

There were 350,353 options exercisable as of September 30, 2024.

Note 13 – Warrants

Warrants Exercised

A total of 2,186,250 warrants related to the issuance of debt were fully exercised at an average price of $2.50, and the proceeds were used to repay certain Notes Payable. The debt discounts relating to the warrants were either written off as a loss on early extinguishment of debt, to the extent that the related Notes Payable were fully retired, or amortized to interest expense for those Notes which were partially extinguished. The Company realized a loss on early extinguishment of debt of $696,502 for nine months ended September 30, 2024. Interest expense related to debt discount amortization was $932,883 and $900,228 for the nine months ended September 30, 2024 and 2023, respectively. Another 52,500 warrants were exercised at an exercise price of $4.00 during the period.

Warrants Granted

In connection with the Company’s underwritten public offering in May 2024, the Company issued to the underwriters warrants to purchase 138,000 shares of Common Stock. The grant was equal to 10% of the number of shares sold in this offering by Roth, (a total of 1,380,000 shares). The Representative’s Warrants will be exercisable upon issuance, will have an exercise price equal to 120%, (or $12.00) of the initial public offering price and will terminate fifth anniversary of the effective date of the registration statement. The Representative’s Warrants and the underlying shares of common stock are deemed compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and will therefore be subject to FINRA Rule 5110(g)(1). In accordance with FINRA Rule 5110(g)(1), neither the Representative’s Warrants nor any shares issued upon exercise of the Representative's Warrants may be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such securities by any person, for a period of 180 days immediately following the date of effectiveness or commencement of sales of the offering pursuant to which the Representative’s Warrants are being issued, subject to certain exceptions. The fair value of the warrants, was determined using the Black-Scholes option pricing model, and was recorded through additional paid in capital as an offset of the offering proceeds.

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of 5 years, were outstanding as of September 30, 2024.

No warrants were cancelled or expired during the nine months ended September 30, 2024.

Note 14 - Earnings Per Share

Basic and diluted earnings per share for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common shareholders	$(3,379,909)	$333,984	$465,821	$(4,388,446)

Basic weighted average shares	10,245,388	5,123,735	8,651,223	4,942,182

Basic income (loss) per share	$(0.33)	$0.07	$0.05	$(0.89)

Diluted weighted average shares	10,245,388	8,066,577	9,613,553	4,942,182

Diluted income (loss) per share	$(0.33)	$0.04	$0.05	$(0.89)

The table below includes information related to stock options and warrants that were outstanding at the end of each respective the three and nine months ended September 30, 2024 and September 30, 2023. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive. For each of the three and nine months ended September 30, 2024, there were approximately 1,019,000 options with a strike price greater than the average

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

share price for the respective periods, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average stock options	1,607,913	650,436	1,607,580	615,662
Weighted average price of stock options	$8.00	$4.64	$8.00	$4.64

Weighted average warrants	190,500	2,291,250	974,839	2,084,994
Weighted average price of warrants	$9.80	$2.50	$3.01	$2.50

Average price of common stock	$15.74	$5.52	$13.84	$4.56

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

The Company recognized income tax expense of $195,603 and $0 for the periods ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company has a net operating loss carryover of approximately $40,943,066. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2031. For tax years beginning after December 31, 2017, pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total estimated net operating loss as of September 30, 2024 , approximately $18,957,573 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2024, the Company is increasing its valuation allowance from $12,984,109 to $13,033,251 due to a decrease in the net estimated deferred tax assets. At this time, the Company believes it is more likely than not that the benefit of the remaining net deferred tax assets will not be realized, the Company will continue to evaluate this valuation allowance quarterly.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before September 30, 2024. We account for income taxes under the provisions of ASC Topic 740, Income taxes, which provides for an asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The Company has found no significant uncertain tax positions as of any date on or before September 30, 2024.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of September 30, 2024, we have twenty-one stock keeping units (“SKUs”) in our Sow Good Candy line of treats and three SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of September 30, 2024. As of September 30, 2024, our treats are offered for sale in over 6,000 brick-and-mortar retail outlets in the United States. The rapid demand growth for our delectable treats since their retail debut in March 2023 highlights our consumers’ excitement for our novel and explosively flavorful treats that “satisfy your sweet tooth in fewer bites.”

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas, and have entered into additional co-manufacturing arrangements in China and Colombia. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our employees are dedicated to hand-packaging our treats through our precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built six bespoke freeze driers using proprietary technology tailored specifically to our products which allows us to freeze dry up to 24 million units of freeze dried candy per year, creating a truly state-of-the-art facility in Irving, Texas. We have placed deposits on six additional freeze driers, which we aim to have operational within the next nine months in our new 324,000 square foot facility in Dallas, Texas. In addition, due to strong customer demand, we have entered into co-manufacturing arrangements with third-party manufacturers whose freeze drying facilities meet our exacting production, sanitation and allergen control requirements, as well as our food quality and safety standards. Currently, all of our products manufactured by third parties are shipped to our facilities in Texas for packaging.

Sow Good, co-founded by Claudia and Ira Goldfarb, brings over a decade of manufacturing expertise to the CPG sector, specializing in advanced freeze-drying technology. With experience across pet, baby, and candy products, they have a proven track record of transforming niche trends into everyday consumer staples. Leveraging their proprietary technology, Sow Good aims to disrupt traditional categories, delivering innovative, high-quality products that emphasize long shelf life and natural preservation. Beyond product innovation, they are committed to job creation and positive community impact, making Sow Good a forward-thinking force in the industry.

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

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, Circle K, 7/11, HEB Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Nassau Distributors. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. For many of these customers, we launched with a limited number of SKUs, with those SKUs routinely outpacing initial sales projections. As we scale production, we will have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution and sales force will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

Our highly differentiated omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, leading to a larger total addressable market opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com and our social medial pages.

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

Ability to Compete Against Competitors with Greater Resources and Market Clout

We operate in a highly competitive industry against competitors with significantly greater financial and other resources. We have become aware of certain of our competitors using their market clout and marketing spend to limit our current and future customers from purchasing our products or reducing our shelf space. Our ability to keep our current customers, or grow our SKU portfolio on their shelves, and continue to expand our sales with new customers will depend on our competitors’ ability to leverage their market clout and financial resources to limit our access to consumers and our ability to compete with these larger competitors.

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

Ability to Optimize Our Liquidity Position While Scaling

Our primary focus is developing our production capacity and our customer base, which requires significant working capital for inventory and supply chain management, capital expenditures for additional freeze driers, expansion outside the United States, and additional sales and marketing expenditures. Our ability to effectively manage our liquidity position while increasing production capabilities and marketing efforts will impact our cash flow and capitalization, including the need for additional working capital through future equity offerings or debt arrangements.

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through SKU diversification into multiple products, including freeze dried products beyond our freeze dried treats. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. We believe the commercialization of any new products will require us to hire additional employees within our product design and commercialization team, thereby increasing our marketing expense, as well as research and development costs within our administrative expense.

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

Seasonality

Because we are early in our lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting our business from a demand standpoint. While evidence of any demand seasonality is currently difficult to assess because of our growth, we anticipate certain holiday cycles such as Halloween, Christmas, Easter and Valentine’s Day contributing to revenue fluctuations within a given year. In addition, we have become aware of external data showing a general trend in candy consumer behavior regarding reduced candy purchasing in summer months due to a variety of factors including greater levels of health consciousness during warm weather. Operationally, recent heat waves from July through October have presented challenges in transporting our freeze-dried treats. These conditions led to reduced shipments, higher inventory levels, and a decline in revenue. Additionally, some candy transported via external distribution channels during the extreme summer heat melted, impacting its shelf performance. We are actively working to remove affected products from shelves and replace them promptly to support recovery in product velocity. In the short term, these measures will impact our market reputation, sell-through rates, and operational results as we address these unforeseen challenges. We do anticipate a return to a normal cadence with the seasonal reduction in temperatures to a level where our treats can be shipped without damage. As a result, we anticipate an annual temporary decrease in shipments of our treats during summer months, which we believe is consistent with the greater candy industry trend.

Components of Results of Operations

Revenues

We derive revenues from the sales of our freeze dried treats. The Company recognizes revenues when orders are shipped to customers.

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

Interest Income

Interest income consists primarily of the interest on short-term U.S Treasury Bonds.

Provision for Income Taxes

The Company recognized a federal income tax benefit of $62.3 thousand, and $0, for the three month periods ended September 30, 2024 and 2023, respectively. The Company recognized federal income tax of $195.6 thousand, and $0, for the nine months ended September 30, 2024 and 2023, respectively.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the three month periods ended September 30, 2024 and 2023, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023.

The following table summarizes selected items from the statement of operations for the three month periods ended September 30, 2024 and September 30, 2023:

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)	% Change

Revenues	$3,554,157	$5,034,203	$(1,480,046)	(29%)
Cost of goods sold	2,998,171	3,698,962	(700,791)	(19%)
Gross profit (loss)	555,986	1,335,241	(779,255)	58%
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,875,908	618,907	1,257,001	203%
Professional services	320,289	294,720	25,569	9%
Other general and administrative expenses	1,607,844	74,728	1,533,116	2052%
Total general and administrative expenses	3,804,041	988,355	2,815,686	285%
Depreciation and amortization	8,583	9,261	(678)	(7%)
Total operating expenses	3,812,624	997,616	2,815,008	282%
Net operating income (loss)	(3,256,638)	337,625	(3,594,263)	1065%
Other income (expense):
Interest income	39,509	-	39,509	100%
Interest expense	(225,095)	(3,641)	(221,454)	(6082%)
Loss on early extinguishment of debt	-	-	-	100%
Total other income (expense)	(185,586)	(3,641)	(181,945)	(4997%)
Net income (loss) before tax provision	$(3,442,224)	$333,984	$(3,776,208)	1131%

Comparison of the three months ended September 30, 2024 and September 30, 2023

Revenues

Sales of freeze dried candy for the three months ended September 30, 2024 were $3.6 million, compared to $5.0 million for the three months ended September 30, 2023, a decrease of $1.5 million, or (29%), primarily driven by the Company’s decision to delay the majority of shipments to customers as the extreme heat during the period was negatively impacting the quality of the candy shipments. In addition, revenue was affected by an increase in promotional activity and customer allowances.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 were $3.0 million, compared to $3.7 million for the three months ended September 30, 2023, a decrease of $700.8 thousand, or (19%). The decrease in cost of goods sold is primarily related to the decline in revenue partially offset by higher costs related to the company’s new facility and a lower production yield.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $556.0 thousand, compared to gross profit of $1.3 million for the three months ended September 30, 2023, a decrease of $779.3 thousand, or 58%. Gross profit decreased over the comparative period due to decreased revenues of $1.5 million partially offset by lower cost of goods sold of $700.8 thousand.

Our gross profit margin was 16% during the three months ended September 30, 2024, compared to 27% for the three months ended September 30, 2023. Our gross profit margin decreased primarily due to higher cost of goods sold as a percentage of sales.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended September 30, 2024 were $1.9 million, compared to $618.9 thousand for the three months ended September 30, 2023, an increase of $1.3 million, or 203%. Salaries and benefits included stock-based compensation expense of $1.2 million for the three months ended September 30, 2024, compared to $111.5 thousand for the three months ended September 30, 2023, an increase of $1.0 million. Stock-based compensation consists of stock options expense for employees and officers of the Company. The increase in salaries and benefits was mainly due to the amortization of performance shares granted December 15, 2023.

Professional Services

General and administrative expenses related to professional services were $320.3 thousand for the three months ended September 30, 2024, compared to $294.7 thousand for the three months ended September 30, 2023, an increase of $25.6 thousand, or 9%. The increase was primarily due to increased professional service expenses as the Company scaled up the business and invested in system and process improvements.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended September 30, 2024 were $1.6 million, compared to $74.7 thousand for the three months ended September 30, 2023, an increase of $1.5 million, or 2052%. Other General and Administrative expense compared to the prior year period was primarily due to a $741.6 thousand increase in facilities costs to the extent they are not allocated to inventory related to the company’s new facility, a $325.4 thousand increase in bad debt expense due to a customer bankruptcy versus a recovery of bad debt in the prior year period, and a $265.2 thousand increase in marketing and advertising costs.

Depreciation

Depreciation of property and equipment for the three months ended September 30, 2024 and 2023, respectively, was $216.2 thousand and $150.7 thousand, of which $207.6 thousand and $141.4 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $8.6 thousand and $9.3 thousand, respectively.

Other Income (Expense)

In the three months ended September 30, 2024, other expense consisted mainly of interest expense derived from notes payable and the amortization of warrants issued as a debt discount of $225.1 thousand. During the period ended September 30, 2023, interest expense on notes payable was a net credit of $3.6 thousand, due to adjustments to amortized interest during the three month period ended September 30, 2023.

Net Income (Loss)

Pretax net loss for the three months ended September 30, 2024 was $3.4 million, compared to pretax net income of $334.0 thousand during the three months ended September 30, 2023, decrease in earnings of $3.8 million, or 1,131%. The transition to pretax net loss from pretax net income was primarily due the decrease in gross profit of $779.3 thousand, or 58% and increased operating expenses of $2.8 million or 282%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the month periods ended September 30, 2024 and 2023, the Company recognized federal income tax benefit of tax of $62.3 thousand and a provision of $0, respectively.

Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023.

The following table summarizes selected items from the statement of operations for the nine month periods ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)	% Change

Revenues	$30,608,526	$6,548,479	$24,060,047	367%
Cost of goods sold	16,415,970	6,679,224	9,736,746	146%
Gross profit (loss)	14,192,556	(130,745)	14,323,301	N/A
Operating expenses:
General and administrative expenses:
Salaries and benefits	6,350,038	1,450,103	4,899,935	338%
Professional services	1,382,393	404,256	978,137	242%
Other general and administrative expenses	3,879,350	959,218	2,920,132	304%
Total general and administrative expenses	11,611,781	2,813,577	8,798,204	313%
Depreciation and amortization	23,060	94,638	(71,578)	(76%)
Total operating expenses	11,634,841	2,908,215	8,726,626	300%
Net operating income (loss)	2,557,715	(3,038,960)	5,596,675	184%
Other income (expense):
Interest income	43,639	-	43,639	100%
Interest expense	(1,243,428)	(1,349,486)	106,058	(8%)
Loss on early extinguishment of debt	(696,502)	-	(696,502)	100%
Total other income (expense)	(1,896,291)	(1,349,486)	(546,805)	41%
Net income (loss) before tax provision	$661,424	$(4,388,446)	$5,049,870	115%

Revenues

Sales of freeze dried candy were $30.6 million for the nine months ended September 30, 2024, compared to $6.5 million for the nine months ended September 30, 2023, an increase of $24.1 million, or 367%. Revenues increased over the comparative period due to the pivot to freeze dried candy, the increased capacity from the installation of new freezers, and addition of new retail customers in the current period.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 were $16.4 million, compared to $6.7 million for the nine months ended September 30, 2023, an increase of $9.7 million, or 146%. Our gross profit margin was 46% during the current period, compared to (2)% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the nine months ended September 30, 2024 were $6.4 million, compared to $1.5 million for the nine months ended September 30, 2023, an increase of $4.9 million, or 338%. Salaries and benefits included stock-based compensation expense for the nine months ended September 30, 2024 and 2023 of $3.3 million, compared to $307.4 thousand for the nine months ended September 30, 2023, an increase of $3.0 million, or 939%, mainly due to the amortization of performance shares granted December 15, 2023. Other increases in salaries and benefits were cash bonuses of $850.0 thousand, and wages and payroll tax increases of $375.9 thousand over the comparative period, as a result of sales growth.

Professional services

Professional services were $1.4 million for the nine months ended September 30, 2024, compared to $404.3 thousand for the nine months ended September 30, 2023, an increase of $978.1 thousand, or 242%. The increase was primarily due to an increase of $896.0 thousand in legal fees in connection with our underwritten public offering and Nasdaq listing and $263.0 thousand incurred in connection with the company growth, partially offset by a decrease of $180.0 thousand in other professional services costs.

Other general and administrative expenses

Other general and administrative expenses for the nine months ended September 30, 2024 was $3.9 million, compared to $1.0 million for the nine months ended September 30, 2023, an increase of $2.9 million, or 304%. The increase is primarily attributable to higher facilities and marketing costs driven by company growth.

Depreciation

Depreciation of property and equipment was $582.9 thousand and $306.1 thousand, of which and $559.9 thousand and $211.5 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $23.1 thousand and $94.6 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Other expense

In the nine months ended September 30, 2024, other expense was $1.9 million, consisting of $1.2 million of interest expense on our notes payable and $696.5 thousand of loss on early extinguishment of debt. During the comparative nine months ended September 30, 2023, other expense was $1.3 million, consisting of interest expense on our notes payable. Interest expense decreased by $100.0 thousand or (8%), due to full and partial repayments of notes payable during the nine months ended September 30, 2024, which resulted in a loss on early extinguishment of debt, and decreased the principal upon which stated interest is calculated.

Net income (loss)

Pretax net income for the nine months ended September 30, 2024 was $661.4 thousand, compared to a pretax net loss of $4.4 million during the nine months ended September 30, 2023, a positive change of $5.0 million. The increased net income was due primarily to higher revenues coupled with increased margins.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For each of the nine month periods ended September 30, 2024 and 2023, the Company recognized federal income tax of $195,603, and $0, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Current Assets	$28,387,914	$10,237,837

Current Liabilities	$8,689,760	$5,771,200

Working Capital	$19,698,154	$4,466,637

As of September 30, 2024, we had working capital of $19.7 million, compared to working capital of $4.5 million as of December 31, 2023. The increased working capital is mainly attributable to increases in cash of $4.5 million, accounts receivable of $1.3 million, and inventory of $15.3 million, partially offset by the increase in the current portion of our lease liability of $1.6 million, and accrued expenses of $1.2 million. As of September 30, 2024, our balance of cash and cash equivalents was $6.9 million, compared to $2.4 million at December 31, 2023. We expect to continue to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed.

On May 2, 2024 we priced a registered underwritten public offering of 1,200,000 shares of our common stock at a price of $10.00 per share. On May 9, the underwriters exercised an overallotment option for the purchase of an additional 180,000 shares of our common stock. Together with the sale of the additional shares sold pursuant to the overallotment option, the offering netted approximately $12.0 million in proceeds, after underwriting discounts and offering costs.

Indebtedness

Promissory Notes and Warrants

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $37,500. The related proportional amount of unamortized debt discount of $9,991 as of April 15, 2024 is included as amortized interest for the three and nine months ended September 30, 2024.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory notes’ aggregate principal amount was reduced to $918,750. The related proportional amount of unamortized debt discount of $40,416 as of April 15, 2024 is included as amortized interest for the three and nine months ended September 30, 2024.

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

On December 31, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $679,138. The related proportional amount of unamortized debt discount of $92,729, as of April 15, 2024, and $51,372 of unamortized debt discount related to a fully repaid note are included in interest expense and loss on early extinguishment of debt, respectively, for the three and nine months ended September 30, 2024.

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

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3.7 million of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3.7 million. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for 30 consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as approximately $2.2 million. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3.7 million of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. On April 15, 2024, in connection with the Warrant Exercise Transaction, of which a significant portion was with related parties, the promissory notes’ aggregate principal amount was reduced to $239,250. The related proportional amount of unamortized debt discount of $72,638 as of April 15, 2024, was included as interest expense for the three and nine months ended September 30, 2024, and $645,130 of unamortized debt discount related to fully repaid notes, was included as loss on extinguishment of debt for the three and nine months ended September 30, 2024.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(6,124,944)	$(3,328,516)
Net cash used in investing activities	(4,469,287)	(1,326,276)
Net cash provided by financing activities	15,130,581	6,475,000

Net change in cash and cash equivalents	$4,536,350	$1,820,208

Net cash used in operating activities was $6.1 million for the nine months ended September 30, 2024, compared to $3.3 million of cash used in operating activities nine months ended September 30, 2023. The increase in cash used in operating activities was primarily due to increased inventory.

Net cash used in investing activities was $4.5 million for nine months ended September 30, 2024, compared to $1.3 million for the nine months ended September 30, 2023, an increase of $3.2 million. During the nine months ended September 30, 2024, cash used in investing activities was primarily used for additional freezers. Cash used in investing activities for the nine months ended September 30, 2023 was used to build out freezers and improve our office space.

Net cash provided by financing activities was $15.1 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $12.0 million of net proceeds from a public offering of 1,380,000 shares at a price of $10.00 per share completed on May 9, 2024, and net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024. Proceeds from warrant and options exercises totaled $5.7 million during the nine months ended September 30, 2024, which was used to pay down notes payable totaling approximately $6.2 million nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2023 was comprised of debt financing received from our officers, directors and other non-related parties of $2.8 million, and cash proceeds from the issuance of 735,000 shares of common stock of $3.7 million.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of September 30, 2024. However, we anticipate that as our foreign operations grow, we may hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and possibly expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluations as of September 30, 2024, our Chief Executive Officer, Claudia Goldfarb, and our Interim Chief Financial Officer, Brendon Fischer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, we are a party to various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in the Company. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of our Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

•
We have a limited operating history in our current form and have incurred significant operating losses. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.
•
Our rapid growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.
•
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•
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
•
The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If new entrants with greater resources continue to take market share, or our competitors are more successful or offer better value to consumers, our business could decline.
•
Failure to maintain sufficient internal production capacity, source appropriate external production capacity, or to enter into third-party agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs and capital expenditures.
•
Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
•
We rely on a small number of suppliers to provide our raw materials for certain of our treats, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.
•
Consumer preferences for our products, or for freeze dried candy generally could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
•
Any damage to our reputation or brand image could adversely affect our business or financial results.
•
Fluctuations in various food and supply, transportation and shipping costs could adversely affect our operating results.
•
We may not be able to protect our intellectual property and proprietary technology adequately, which may impact our commercial success.
•
Food safety concerns and concerns about the health risk of our products may have an adverse effect on our business.
•
Our ability to maintain and expand our distribution network and attract consumers, customers, distributors, retailers and brokers will depend on a number of factors, some of which are outside our control.

•
Our success depends in part on the effectiveness of our digital marketing strategy and the expansion of our social media presence, but there are risks associated with these efforts.
•
Failure to manage inventory at optimal levels could adversely affect our business, financial condition and results of operations.
•
Information security events, or real or perceived errors, failures, or bugs in our systems; other technology disruptions; or failure to comply with laws and regulations relating to information security could negatively impact our business, our reputation and our relationships with customers.
•
Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.
•
Our operations are subject to regulation by the FDA and other federal, state, and local authorities in the U.S., and in any other jurisdictions in which we may sell our products, and there is no assurance that we will be in compliance with all laws and regulations.
•
The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.
•
We have never paid dividends on our common stock and we do not intend to pay dividends for the foreseeable future.
•
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
•
The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.
•
Our business depends substantially on the continuing efforts of our senior management and other key personnel, including Ira and Claudia Goldfarb, our Executive Chairman and the Chief Executive Officer, respectively, and our business may be severely disrupted if we lose their services.
•
A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.
•
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

In the years ended December 31, 2023 and 2022, we incurred net losses of approximately $3.1 million and $12.1 million, respectively. In the three months ended September 30, 2024, we incurred net losses of approximately $3.4 million, as compared to a net income of $334.0 thousand in the three months ended September 30, 2023. We anticipate our operating expenses and capital expenditures will increase in the foreseeable future as we seek to expand our retail distribution, invest in our approach to build brand awareness, leverage our product development capabilities, and invest in production capacity and automation. As a result of our continuing investments to expand our business in these and other areas, we expect our expenses to increase, and we may not achieve or maintain profitability in the foreseeable future. Even if we are successful in broadening our consumer base, and increasing revenues from new and existing customers, we may not be able to generate additional revenues in amounts that are sufficient to cover our expenses. We may incur significant losses for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this filing. We cannot assure you that we will continue to achieve profitability in the future or that we will sustain profitability over any particular period of time.

We may need additional funding in order to fund our existing commercial operations, commercialize new products and grow our business.

To date, we have financed our operations through public offerings and private placements of our equity, equity-linked and debt securities. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and manufacturing capabilities. Our long-term growth and success are dependent upon our ability ultimately to expand our manufacturing capacity and generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business, to a greater extent than we can with our existing financial resources.

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
•
provide for supply and inventory costs;
•
fund development and marketing efforts of any future products, geographic expansion or additional features to then-current products;
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
•
the effect of competing market developments including new market entrants with greater resources; and
•
costs related to international expansion.

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

Our revenues grew from approximately $88.4 thousand for the year ended December 31, 2021 to approximately $428.1 thousand for the year ended December 31, 2022 and approximately $16.1 million for the year ended December 31, 2023. Our revenues for the nine months ended September 30, 2024 and 2023 were $30.6 million and $6.5 million, respectively. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

•
expand our production capacity;
•
increase awareness of our brand;
•
expand our existing channels of distribution;
•
develop additional channels of distribution;
•
keep existing customers
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

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Our rapid growth has placed and may continue to place significant demands on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, shipping, technical support and customer service, sales force management and general and financial administration. We must continue to refine and expand our business capabilities, including in sales, marketing, product development, information technology, equipment, facilities and personnel, as well as our systems and processes and our access to financing sources. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures. As we grow, we must continue to hire, train, supervise and manage new employees.

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

Risks Related to Our Business and Industry

The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If new entrants with greater resources continue to take market share, or our competitors are more successful or offer better value to consumers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other retailers in the market in which we operate. We compete with large national and regional food retail companies, some of which have greater financial and operational resources than us, and with smaller local retailers, some of which may have lower administrative costs than us. We have become aware of certain significantly larger competitors using their market clout and marketing spend to limit our current and future customers from purchasing our products or reducing our shelf space. Our ability to keep our current customers, or grow our SKU portfolio on their shelves, and continue to expand our sales with new customers will depend on our competitors’ ability to leverage their market clout and financial resources to limit our access to consumers and our ability to compete with these larger competitors. In addition, we may be at a competitive disadvantage relative to large national and regional competitors whose operations are more geographically diversified than ours. Any changes in our competitors’ merchandising and operational strategies could negatively affect our sales and profitability. In particular, if competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, revenues and profitability and may require a change in our operating strategies.

Increased competition could hurt our business. The freeze dried candy is fragmented and in its early stages of development, but it is becoming increasingly competitive. New competitors may enter the freeze dried candy market on which we are focused. The competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in our market segment to continue to increase.

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

We intend to rely on internal production capacity and third-party co-manufacturers to fulfill our growing production needs and meet demand for our treats. We have plans to continue to expand our own production facilities, including the production of our own candy for freeze drying, but in the short-term may need to increase our reliance on third parties to provide production and supply certain services for a number of our products. A failure by us or our co-manufacturers to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, or with efficiency and at costs we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth and the need for refrigerated shipping solutions. If we need to enter into additional co-manufacturing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. In addition, we will likely need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient and satisfactory production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

We have historically relied, and will likely in the future, rely on international co-manufacturers to provide us with a portion of our production capacity. The terms of these co-manufacturing agreements vary, and some of these arrangements are short-term or based on purchase orders. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity, and other factors, none of which are under our direct control. Any of the co-manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a co-manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.

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

During the year ended December 31, 2023, three key suppliers, Redstone Foods, Albanese and Jiangsu Shengifan Foodstuff accounted for approximately 61% of our total raw material and packaging purchases. For the nine months ended September 30, 2024 and 2023, our top three suppliers accounted for 76% and 69%, respectively, of our purchases from vendors. Additionally, we do not have any contractual obligations for the continued supply of raw material and packaging from these key suppliers. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. While we have not had supply chain disruptions to date, and believe that we can quickly find additional sources for our raw material and packaging, in the event that our supply from our current suppliers is interrupted, our operations may be interrupted in the interim resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify one or more alternative suppliers.

The challenges of competing with other non-chocolate confectionary businesses may result in reductions in our revenue and operating margins.

The retail food industry is very competitive, and particularly so in the non-chocolate confectionary segment. We compete with many companies on the basis of taste, quality and price of product offered, and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences away from products like ours, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and operating margins by forcing us to reduce our prices on similar product offerings in order to remain competitive. We have become aware of at least one large multinational competitors using its market clout and marketing spend to limit our current and future customers from purchasing our products or reducing our shelf space. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition. Recently there has been a significant increase in labor costs.

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

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing, and other resources and larger customer bases than we do. These factors allow our competitors to derive greater revenues and profits from their existing customer bases, push us off of shelves as a result of exclusivity arrangements or threats related to marketing spend reductions, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases, limit our customer base, or generate revenues from those customer bases more effectively than we are able to execute upon. There can be no assurance that we will be able to successfully compete against these competitors.

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

Our business is currently focused on the development, manufacture, marketing, and sale of freeze dried treats. Consumer preferences, and therefore demand for our products, could change rapidly as a result of a number of factors, including consumer demand for specific nutritional content, dietary habits, or restrictions, including perceptions regarding food quality, concerns regarding the health effects of certain ingredients or macronutrient ratios, shifts in preferences for product attributes, laws and regulations governing product claims, brand reputation and loyalty, and product pricing. Further, freeze dried candy as a market entrant is in its nascent stage and may not see wide-spread acceptance. A significant shift in consumer demand away from our products, or towards competitive products, could limit our product sales, reduce our market share, and negatively impact our brand reputation, any of which could adversely affect our business, operating results, and financial condition.

As is typical in a rapidly evolving industry, the development process and demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any, and costs of manufacturing as a product is developed. We cannot guarantee that we will be successful in developing new or existing products or manufacturing new products, that our products will perform as expected, or that a market for our products will develop or that demand for our products will be sustainable. If we fail to develop or manufacture new products, or the market for new products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

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

Maintaining a good reputation is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, issues with the quality of our products, any failure to maintain high ethical, social and environmental sustainability practices for our operations, the views of management and other stakeholders, our impact on the environment, public pressure from investors or policy groups to change our policies, consumer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including opportunities we choose to forego due to management philosophy, consumer perceptions of our use of social media, or consumer perceptions of statements made by us, our employees and executives, agents or other third-parties. Operationally, recent heat waves from July through October in the third quarter of 2024 have presented challenges in transporting our freeze-dried treats. These conditions led to reduced shipments, higher inventory levels, and a decline in revenue. Additionally, some candy transported via external distribution channels during the extreme summer heat melted, impacting its shelf performance. We are actively working to remove affected products from shelves and replace them promptly to support recovery in product velocity. In the short term, these measures will impact our market reputation, sell-through rates, and operational results as we address these unforeseen challenges.

In addition, negative publicity, including as a result of the social or political views of our management, employees, customers or vendors, or misconduct by our consumers, customers, vendors or employees, can also spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of consumer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

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

In addition, the price of candy, which is currently our main ingredient in our products, can be volatile. The candy of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. Further, we intend to begin production of our own candy as feedstock in the near term. An increase in pricing of any candy or candy production ingredients that we are going to use in our products could have a significant adverse effect on our profitability. We cannot assure you that we will be able to secure our candy or candy ingredient supplies.

In addition, our costs are affected by general inflationary pressures related to transportation and shipping costs, particularly to the extent we have additional retail sales and smaller order quantities. As we move toward more refrigerated shipping solutions to mitigate the impact of extreme heat on our product quality, we will incur additional shipping expense. Such inflationary pressures could be passed on to the customer and could cause the price of our products to increase, which may impact the attractiveness of our freeze dried treats relative to other candy or snack options with cost sensitive consumers. We are also subject to a reduction in our profitability due to increased labor costs for our employees. As we look to expand our distribution and market, we may not be able to increase our sales prices to absorb these costs. We cannot provide assurances that we will be able to maintain profitability consistent with our goals. As we plan for the acquisition of additional freeze driers, we also anticipate that the costs for this equipment will be more than as well as the lead time to receive the equipment once ordered will be longer than we have planned. This could increase our capital needs and also delay our ability to ramp up production in a timely manner to correspond to demand.

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

Noncompliance with applicable food product quality and safety regulations can limit our ability to access certain markets or result in enforcement action by applicable regulatory agencies, including product recalls, market withdrawals, product seizures, warning letters, injunctions, or criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid by us, which would affect our results of operations and financial condition. Moreover, negative publicity also could be generated from false, unfounded or nominal liability claims or limited recalls. The occurrence of foodborne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase costs and/or lower margins for us.

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

We may face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our products is alleged to have resulted in adverse effects. The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. In addition, customers may stop placing or cancel orders for such products as a result of such events.

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

We sell a substantial portion of our products through retailers such as Five Below, Target, Misfits Market/Imperfect Foods, TJX Canada, Big Lots, Hy-Vee, Cracker Barrel, and Circle K, and distributors such as Redstone Foods, CB Distributors and Alpine Foods, and online through our website. The largest four purchasers of our products for the nine months ended September 30, 2024 accounted for approximately 72.7% of our revenues for that period.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with one of our key retailers or a disruption to any one of our sales channels could have a material adverse effect on our business. We have become aware of certain larger competitors using their market clout and marketing spend to limit certain of our key retailers from purchasing our products or reducing our shelf space. If we do not effectively compete with this larger competitors, maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

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

Inventory levels in excess of distributor and/or consumer demand may result in inventory write-downs or an increase in inventory holding costs and a potential negative effect on our liquidity. For example, as of September 30, 2024, our inventory grew to $19.4 million, relative to our cash and cash equivalents of $6.0 million, primarily as a result of our decision to halt shipping of our products during the third quarter and the beginning of October. As we plan to continue expanding our product offerings, we expect to include more products in our inventory, which will make it more challenging for us to manage our inventory effectively and will put more pressure on our storing system. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, we may be required to lower sale prices in order to reduce inventory level, which may lead to lower gross margins. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. Any of the above may materially and adversely affect our results of operations and financial condition.

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
•
reformulating our treats to meet ingredients requirements of foreign jurisdictions;
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

Risks Related to Ownership of Our Common Stock

We may not be able to maintain a listing of our common stock on the Nasdaq Capital Market.

Our common stock is currently listed on the Nasdaq Capital Market. We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market. If we fail to meet any listing standards or if we violate any listing requirements, our common stock may be delisted. A delisting of our common stock from the Nasdaq Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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
•
changes in the competitive dynamics of our industry, including innovation or consolidation among customers, suppliers, or competitors;
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
•
the effects of global events, such as the Russia-Ukraine and Israel-Hamas wars, on our business and the global economy; and
•
general economic, political, social, and market conditions, including inflationary pressures.

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

General Risks

The conflict in the Middle East between Israel and its adversaries, including Hamas, Hezbollah and Iran, may affect our operations.

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

During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. In December 2008 and January 2009 there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s border with the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel. During November 2012 and from July through August 2014, Israel was engaged in an armed conflict with a militia group and political party who controls the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel, as well as at areas more centrally located near Tel Aviv and at areas surrounding Jerusalem. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon and Iran may escalate in the future into a greater regional conflict.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. In addition, sustained periods of inflation may result in a decline in the amount of discretionary consumer spending and otherwise hamper our gross margins. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in food products purchased, could have a material adverse effect on our revenue, results of operations, business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuances of our securities during the nine months ended September 30, 2024 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

During the nine months ended September 30, 2024, the Company issued 50,459 shares of common stock upon the exercise of stock options by employees, directors, and consultants under its 2020 Stock Option Plan. The aggregate proceeds from the exercise of these options were approximately $163,854. The proceeds are currently anticipated to be used for general corporate purposes, which may include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

During the nine months ended September 30, 2024, the Company issued 52,500 shares of common stock upon the exercise of warrants by directors, and consultants under issued in 2020 as compensation for personal guarantees of debt. The aggregate proceeds from the exercise of these warrants were approximately $210,000. The proceeds are currently anticipated to be used for general corporate purposes, which may include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

2.3	Plan of Conversion of Sow Good Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

4.1	Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

4.2	Description of Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

SOW GOOD INC.

Date: November 14, 2024	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Brendon Fischer
Brendon Fischer, Interim Chief Financial Officer (Principal Financial Officer)