Form 10-K
period 2024-12-31
Sow Good Inc.
filed 2025-03-27
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from ________ to _________

Commission file number 001-42037

SOW GOOD INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2345075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1440 N Union Bower Rd, Irving, Texas	75061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 623-6055

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common stock, par value $0.001 per share	SOWG	The Nasdaq Capital Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $101,339,578 as of June 30, 2024 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by The Nasdaq Capital Market).

There were 11,383,060 shares outstanding of the registrant’s common stock as of March 25, 2025.

2

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
•
our ability to successfully enter new markets internationally;
•
the effectiveness and efficiency of our marketing programs;
•
our ability to manage current operations and to manage future growth effectively;
•
our future operating performance;
•
our ability to attract new customers or retain existing customers;
•
our ability to protect and maintain our intellectual property;
•
the government regulations to which we are subject;
•
our ability to maintain adequate liquidity to meet our financial obligations;
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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash

i

flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

NOTE REGARDING INDUSTRY AND MARKET DATA

This Annual Report contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. In addition, the market and industry data and forecasts included in this report may involve estimates, assumptions and other risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, “Item 1A. Risk Factors,” contained in this Annual Report. Accordingly, investors should not place undue reliance on this information.

Unless otherwise indicated, “the Company,” “we,” “our,” “us” and “Sow Good” are used in this report to refer to the businesses of Sow Good Inc. and its consolidated subsidiaries.

ii

iii

PART I

ITEM 1. BUSINESS

Overview

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of December 31, 2024, we have twenty-one stock keeping units (“SKUs”) in our Sow Good Candy line of treats and three SKUs in our Sow Good Crunch Cream line, which consists of freeze dried ice cream bars and sandwiches. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of December 31, 2024. As of December 31, 2024, our treats are offered for sale in approximately 3,000 brick-and-mortar retail outlets in the United States.

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our freeze drying process and expertise allow us to easily expand our manufacturing into other freeze dried snacks, such as yogurt snacks. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our employees are dedicated to hand-packaging our treats through our precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built six bespoke freeze driers using proprietary technology tailored specifically to our products which allows us to freeze dry up to 24 million units of freeze dried candy per year, creating a truly state-of-the-art facility in Irving, Texas. We have six additional freeze driers, which we can have operational by the end of 2025, as needed.

Sow Good, co-founded by Claudia and Ira Goldfarb, brings over a decade of manufacturing expertise to the consumer packaged goods (“CPG”) sector, specializing in advanced freeze-drying technology. With experience across pet, baby, and candy products, they have a proven track record of transforming niche trends into everyday consumer staples. Leveraging our proprietary technology, Sow Good delivers innovative, high-quality products with a long shelf life and natural preservation. Beyond product innovation, they are committed to job creation and positive community impact, making Sow Good a forward-thinking force in the industry.

Our products are sold in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Lipari Foods. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. We aim to have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution and sales force will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we provide our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the value of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

Our omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, which may lead to a larger total addressable market opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com and our social medial pages.

Our Market Opportunity

We believe the candy category is stagnant, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity existing at the intersection of two categories: the burgeoning freeze dried candy category and the non-chocolate confections category. We believe the nascent freeze dried candy market is poised for exponential growth given increasing consumer preferences for novel and distinctive candy products. In addition, we view adjacent snack categories where freeze drying is an established manufacturing method as providing additional growth opportunities.

Our Competitive Strengths

We believe we are well-positioned competitively to become the leader in the developing freeze dried candy market and adjacent freeze dried snack categories due to our distinctive branding, manufacturing expertise and ability to innovate.

A Distinctive and Trusted Brand Name

We believe we have a distinctive brand that consumers trust and helps distinguish our product on crowded retail shelves. Since Sow Good’s inception, we have invested heavily to elevate the Sow Good brand by creating a distinctive and cohesive brand design that sparks consumer curiosity and a desire to sample additional flavors carried by Sow Good. In addition, we use premium packaging materials to communicate the high-quality nature of our products and differentiate ourselves from competitive offerings. We further support our brand efforts through our informative and user-friendly direct-to-consumer website and growing social media presence, where consumers have notably taken to posting unpaid, authentic reviews. Our strong brand presentation has been instrumental in securing coveted shelf space upon our launch of our freeze dried snacks.

Manufacturing Expertise

Sow Good spent over two years and over $10.0 million dollars to develop a state of the art manufacturing facility and freeze drying equipment calibrated specifically for our products prior to the commercial launch of our freeze dried treats. Manufacturing our treats requires careful handling so as to protect the integrity of their crunch factor, a characteristic of freeze dried candy. These treats are fragile and can easily crumble into unusable product if not handled appropriately. In addition, subtle changes during the freeze drying process can result in dramatic variations in product quality and yield, which makes it very difficult to consistently manufacture freeze dried treats with optimal crunch and flavor at scale successfully. We have overcome these hurdles and achieved scale manufacturing of freeze dried treats by utilizing proprietary technology to custom build six large-scale freeze driers and by developing manufacturing processes that are tailored specifically for each of our products to ensure maximum flavor, crunch, and consistency. We believe the technical knowledge and expertise required to build a freeze drier facility matching our current capacity poses a substantial barrier to entry for competitors in the freeze dried snack space. Moreover, our primary manufacturing facility located in Irving, Texas is a Safe Quality Food (“SQF”) II-certified facility, with a 97 score on our most recent food safety audit, which exemplifies our commitment to maintaining the highest standards in food safety, pathogen prevention, and allergen protocols.

Innovative Product-Development Process

Innovation is at the heart of our company. We are vigilantly monitoring emerging confectionary trends online and in retail and identifying niche markets, turning them into category staples as evidenced by our successful launch of our Crunch Cream line. We also have highly communicative retail relationships in which retailers inform us of new candy trends they detect in their stores, informing our next freeze dried snack development and launches. We utilize a test kitchen that is integrated with our in-house manufacturing capability and expertise to swiftly test, develop, and launch new products without sacrificing quality. For example, we launched our Crunch Cream line within nine weeks of ideation. By integrating our strong insight on industry trends with our agility, adaptability, and proficiency in new product development, we can take a product from inception to production in just a few months while maintaining our high food quality standards. We believe this allows us to introduce innovative freeze dried snacks to the market that will further elevate the status of the Sow Good brand, entrench our existing customer relationships, and provide advantaged entry into new ones.

Our Growth Strategy

Sow Good is seeking to build significant brand recognition, as well as develop a trust and understanding with consumers that our products will consistently offer explosive and exciting taste. Our growth strategy is based on five primary elements: (i) deepening existing customer relationships; (ii) new customer expansion; (iii) expanding our product offering; and (iv) vertically integrating our operations.

Deepen Existing Customer Relationships:

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Lipari Foods. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. We aim to have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

New Customer Expansion:

Based on our estimate of what penetration for a leading CPG brand should be at maturity, we believe Sow Good’s omnichannel distribution footprint should eventually be multiples of its current size. Currently, our products are marketed and sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, and convenience stores, and on our website. Increasing our customer base across distribution channels will be a key growth driver for Sow Good and our goal is to expand our customer base so that our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store or directly online. While expanding distribution, we are simultaneously increasing our brand awareness through online and offline marketing initiatives to accelerate the sell-through velocity of our products once they reach the shelves of our customers.

Expand Our Product Offering:

We are working to increase the breadth of products offered to customers by leveraging our innovation expertise. We seek to achieve this by developing new candy products that complement our existing portfolio as well as the expansion into adjacent product categories like yogurt snacks and jerky. We believe the expansion of our product offerings will help drive revenue through (i) improving brand recognition, (ii) expanding existing customer relationships, and (iii) capturing new customers seeking unique products. In addition, as our product offering portfolio grows, we anticipate achieving manufacturing efficiencies that provide for increased margin expansion and profitability.

Vertically Integrate Our Operations:

A key part of driving our margin expansion is continuing to build our vertically integrated business model. The core of this strategy is our highly efficient manufacturing process, which enables the expansion of production capacity, provides fixed-cost leverage on increased volumes and optimizes our ability to control quality. In addition to manufacturing capabilities, we have internalized mechanical engineering, branding, design, packaging, digital marketing, customer service and data analytic capabilities, along with finance, research and development and human resource functions. Our broad in-house capabilities and manufacturing capacity are expected to enable significant fixed-cost leverage going forward in manufacturing, as well as most other operating expense line items.

Our Products

Our business operates under the Sow Good brand. Currently we produce a unique portfolio of freeze dried treats under our Candy and Crunch Cream product lines.

Sow Good Candy-Freeze Dried Candy

In the first quarter of 2023, we launched a freeze dried candy product line, which is our largest seller and has a twenty-one SKU offering as of December 31, 2024. We use the power of freeze dried technology to transform familiar, traditional gummy, chewy, and hard candies into unique, novel, crunchy treats that are bursting with flavor. Our freeze drying process hyper-concentrates the candy flavor, adds a crunchy texture, and often increases the candy’s size, creating a sweet snacking experience that we believe can satisfy our customers’ sweet tooth in fewer bites. Our products have a wide range of flavor profiles – from sweet to sour to chocolate-y – in shapes, and sizes to appeal to a wide range of customers. Pack sizes range from 1 to 4 oz, depending on the density and size of the product.

Sow Good Crunch Cream-Freeze Dried Ice Cream

Building upon the success of the Sow Good Candy brand, we launched our highly anticipated Sow Good Crunch Cream line of freeze dried, shelf-stable, no-melt, crunchy ice cream in October 2023, and has a three SKU offering as of December 31, 2024. This line offers the novel experience of crunchy ice cream sandwiches and bars with flavors ranging from vanilla, Neapolitan, strawberry shortcake, chocolate, to cookies and cream. Pack sizes range from 1 to 2 ounces. We believe that participating in high-impulse categories such as ice cream represents a meaningful adjacent category that broadens our consumer base and increases engagement.

Motivated by our mission, success, and consumers’ feedback, we continue to innovate and expand our product offerings to address growing demand for freeze dried products that appeal to consumers, such as yogurt snacks.

Our Supply Chain and Manufacturing Process

Our Supply Chain

The primary raw materials used to manufacture our products include a variety of candy products including gummy candy, soft chews, taffy, as well as other candies. We buy these raw materials directly from candy manufacturers or other distributors. The price and availability of these raw materials can vary based on a number of factors beyond our control, including consumer demand, production constraints, adverse weather conditions, changes in supplier relationships, natural disasters, and public sentiment, among others. Certain raw materials used for individual SKUs are currently sourced from one supplier. We believe the company could find suitable replacements for such suppliers at similar terms if necessary. To hedge against price volatility and supply disruptions, we are expanding and diversifying our supplier network to reduce reliance on any one supplier or raw material.

Our Manufacturing and Packaging Process

We manufacture our products at our facility in Irving, Texas. Currently, all of our products were self-manufactured. We previously engaged with co-manufacturers in China and Colombia to increase production capacity, but we are no longer engaged with any co-manufacturers. We may in the future engage with co-manufacturers depending on our business and production needs.

Our Irving, Texas facility consists of six freeze driers that we custom fabricated with technical programming tailored specifically to our products. For over four years we custom designed, fabricated and calibrated these freeze driers to meet our exact needs. Whereas most freeze driers operate on a standard software system, we have developed custom software to allow us to monitor, manipulate, and freeze dry our products with precision and adaptability. Our proprietary software allows for adjustment to a specific temperature at a granular level throughout the freeze drying process, offering us the significant benefit of freeze drying different products within the same freeze drier. This also allows us to monitor in real time every aspect of the freeze drying cycle to ensure optimal quality. If we identify one section of the freeze drier that is malfunctioning, we can deactivate that one section without shutting down the entire freeze drier.

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

Our packaging process entails human-handled packaging of each freeze dried treat, supplemented with automated packing machines to increase efficiency. Our facility contains three packaging lines, allowing us to flexibly package different products in different rooms at the same time, which improves our efficiency and prevents cross-contamination concerns in the case of allergens.

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

We have a food safety plan (“FSP”) that focuses on preventing food safety risks and is designed to be compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each facility has at least one preventive controls-qualified individual who has successfully completed training and received certification in the development and application of risk-based preventive controls, at least equivalent to that received under a standardized curriculum recognized by the USDA and FDA.

All facilities that manufacture our products are certified against a standard recognized by either the Safe Quality Food Institute or British Retail Consortium. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process, or service is designed to comply with applicable regulations and standards.

In order to comply with Foreign Supplier Verification Program we have a qualified individual who has successfully completed training in the development and application of a program that verifies that the products we import have been produced in a manner that meets applicable U.S. safety standards. See “-Government Regulation” below.

We have instituted audits to address topics including allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, our Irving, Texas facility are required to have an FSP, a hazard analysis critical control plant plan, or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate, or reduce relevant food-borne hazards.

We believe that the years we spent building and refining our machinery and facility, meticulous manufacturing and packaging processes, and stringent food safety and quality controls, have provided a foundational ramp that propels our rapid sales success and creates a meaningful barrier to entry.

Sales Channels and Product Distribution

Our omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, leading to a larger total addressable market (“TAM”) opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com.

We believe that our trusted brand name, our proprietary freeze drying process and extensive distribution are critical long-term and sustainable barriers to entry in the food industry. We have six freeze driers operational in our Irving, Texas facility, and an additional six freeze driers that we can have operational by the end of 2025. We will continue to look at other opportunities to expand into adjacent categories and/or additional products as we evaluate our business needs.

Sow Good products are sold through a diverse set of retail channels, including conventional, natural and specialty grocery, club, and convenience stores. Since launching, Sow Good’s freeze dried candy line is available in Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Lipari Foods. We currently estimate our products are in approximately 3,000 retail locations across the United States. The diversity of our retail channel represents a strong competitive advantage for Sow Good and provides us with a larger TAM than would be considered normal for a food brand that is singularly focused on the grocery market.

We initially distributed the majority of our products directly to our customers from our Irving, Texas facility. Due to the high volume of orders we were experiencing there was a need to increase our warehousing and distribution footprint. To this end, we leased a total of approximately 324,000 additional square feet of manufacturing and industrial space in Dallas, Texas in May 2024 to enable us to better handle this heightened volume and optimize our shipping and logistics operations. We are also in the process of leveraging our NetSuite Warehouse Management System to scale our distribution functions, increase efficiencies, and minimize the effects of human error.

Sales and Marketing

Sales

Our internal sales team is led by our Director of Sales and Branding alongside our sales team to manage major retail accounts and a robust, close-knit network of brokers and distributors to strategically service our customers nationwide and internationally. We place a strong emphasis on expanding our presence in retail stores through activating new customers, increasing the number of stores with existing customers, expanding our SKU portfolio, increasing our visibility on shelf and in high-traffic store locations to ultimately increase sales. We work closely with retail buyers to track top-performing products and appropriately manage inventory levels. Being a lean team allows us to be dynamic, nimble, and respond in real-time to customer needs. Historically, we have surpassed initial sales projections across multiple retail launches, requiring consistent communication with buyers to fine-tune forecasts and ensure accuracy and efficiency in our inventory management processes. Simultaneously, we are dedicated to broadening our SKU portfolio and maximizing volume in existing stores as part of our growth and market expansion strategies. Our specialized team also affords us the advantage of understanding every facet of our operations: our sales, executive, and production teams work closely with one another to understand our customers’ needs and adjust our strategies with precision. We believe that our holistic, collaborative and strategic sales approach positions us as a dynamic and agile player, well-prepared to navigate the ever-growing freeze dried candy market.

Marketing

We believe that Sow Good’s existing treats could represent a multi-billion-dollar TAM; however, we have not commissioned a formal market study to properly quantify this expectation. We believe simply penetrating these core markets with our differentiated product lines will provide Sow Good with a large and long-duration growth opportunity. In the near-term, Sow Good will focus on growing its share within these categories. We plan to drive growth of our treats through distribution expansion and increased marketing and advertising to drive brand recognition and shelf velocity. We plan to also attempt to leverage our new and existing wholesale relationships to gain additional shelf space for our full suite of existing products.

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

Website. We also maintain a registered domain website at www.thisissowgood.com. Our website is used as a platform to promote our products, provide education regarding our freeze drying process, introduce our executive team, and provide business updates. The information contained on or accessed through our website does not constitute part of this report.

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

Within the conventional packaged food category, our competitors include, but are not limited to, Nestlé S.A., The Hershey Company, Mars Inc., PepsiCo, Inc., Van Drunen Farms, Mondelēz International, Haribo. Within the freeze dried candy category, we believe our primary direct competitors are both larger companies, like Mars, Inc. or the Hershey Company, and smaller or local companies that have significantly lower production capacity, distribution and/or branding, and includes such firms such as Crazy Candy and Trendy Treats.

We believe the principal competitive factors for our business are taste, product quality, brand recognition and loyalty, price, convenience, product variety and innovation, customer service, access to retailer shelf-space, effectiveness of marketing and promotional activity, and the ability to respond to evolving customer preferences. While we believe we can compete favorably with respect to each of these factors, there is no guarantee that we will be able to compete effectively against our current or future competitors, particularly those with greater financial and market resources.

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

As of December 31, 2024, we had 86 full-time employees. Currently, none of our employees are covered by collective bargaining agreements. To date, we have never experienced an organized work stoppage, strike or labor dispute.

Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Office Locations

We do not own any real property. Our principal executive office and manufacturing facility is located in Irving, Texas, where we lease approximately 20,945 square feet of space under a lease agreement with an entity owned entirely by Ira Goldfarb that expires in September 2025, subject to two options to extend the term of the lease for successive five-year periods.

In addition to our principal executive office and food manufacturing facility, we lease approximately 51,264 square feet and 9,900 square feet at two separate warehouse facilities located in Irving, Texas, and 324,000 rentable square feet in Dallas, Texas which we use to receive, store, package, and distribute our products, as well as for office and administrative purposes.

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

As of December 31, 2024, we owned two U.S. trademark registrations and had six pending U.S. trademark applications. Further, we have two registered domain names, www.thisissowgood.com and www.sowginc.com. The information contained on or accessed through our websites does not constitute part of this report.

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

Government Regulation

The food industry is highly regulated. We and our suppliers are subject to extensive laws and regulations in the United States by federal, state, and local government authorities, or by federal, state, and local government authorities in other jurisdictions where they are located. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality, and safety of our products, as well as the health and safety of our employees and the protection of the environment.

Our business is subject to extensive regulation by the FDA and the U.S. Federal Trade Commission (“FTC”), and other federal, state, and local authorities in the United States, and any other jurisdictions in which we may manufacture or sell our products. Specifically, in the United States, we and our products are subject to the requirements of the FDA and regulations promulgated thereby. This comprehensive regulatory program governs the manufacturing, nutritional value, composition and ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, GMPs, and supplier verification requirements. Our processing facilities are subject to periodic inspection by foreign, federal, state, and local authorities. For example, our Irving, Texas facility is subject to periodic inspections by the FDA and Occupational Safety and Health Administration to evaluate compliance with certain applicable requirements. We seek to comply with applicable laws and regulations through a combination of employing internal experience and expert personnel to monitor quality-assurance compliance, and we contract with third-party laboratories that conduct analyses of new products to establish nutrition labeling information and to help identify certain potential contaminants before distribution.

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

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations, and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our suppliers and any potential co-manufacturers, are also subject to various laws and regulations relating to environmental protection and worker health and safety matters.

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

Corporate Information

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based freeze dried candy and snack manufacturer. Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and acquired by the Company on October 1, 2020), the Company was initially focused on the production of freeze dried fruits and vegetables, a business later expanded to include freeze dried candy and other snacks. At that time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. Effective February 15, 2024, Sow Good Inc. reincorporated to the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion. On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange.

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

In the years ended December 31, 2024 and December 31, 2023, we incurred net losses of approximately $3.6 million and $3.1 million, respectively. We anticipate our operating expenses will increase in the foreseeable future as we seek to expand our retail distribution, invest in our approach to build brand awareness, leverage our product development capabilities, and invest in production capacity and automation. As a result of our continuing investments to expand our business in these and other areas, we expect our expenses to increase significantly, and we may not achieve profitability in the foreseeable future. Even if we are successful in broadening our consumer base, and increasing revenues from new and existing customers, we may not be able to generate additional revenues in amounts that are sufficient to cover our expenses. We may incur significant losses for a number of reasons, including as a result of the other risks and uncertainties described elsewhere in this filing. We cannot assure you that we will continue to achieve profitability in the future or that we will sustain profitability over any particular period of time.

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

Our prior rapid growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

Our revenues grew from approximately $88.4 thousand for the year ended December 31, 2021 to approximately $428.1 thousand for the year ended December 31, 2022 and approximately $16.1 million for the year ended December 31, 2023, and $32.0 million for the year ended December 31, 2024. However, we saw steep declines in revenue in the third and fourth quarters of 2024. We expect that, in the future, if our revenue returns to higher levels, our revenue growth rate will eventually decline. We also believe that growth of our revenue depends on several factors, including our ability to:

•
increase awareness of our brand;
•
expand into international markets;
•
expand our existing channels of distribution;

•
develop additional channels of distribution;
•
grow our customer base;
•
cost-effectively increase online sales at our direct website and third-party marketplaces;
•
effectively introduce new products;
•
expand our production capacity, as necessary;
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

If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.

Due to the highly competitive nature of our product sector, we expect and intend to continue to introduce new products and evolve existing products to better match consumer demand. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third-parties, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Increased competition could hurt our business. The freeze dried candy is fragmented and in its early stages of development, but it is becoming increasingly competitive. We have experienced a reduction in revenue due to the entrant of a significant competitor in 2024. New competitors may easily enter the freeze dried candy market on which we are focused. The competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in our market segment to increase.

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

We rely on suppliers and vendors to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality ingredients will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export or import materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to an interruption in our ability to import our products until we found another source that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our production targets, make it difficult to grow and would have an adverse effect on our results of operations.

During the year ended December 31, 2024, three key suppliers, Shandong Richfield Foodstuffs Co LTD, Albanese and Jiangsu Shengifan Foodstuff accounted for approximately 77% of our total raw material and packaging purchases. Additionally, we do not have any contractual obligations for the continued supply of raw material and packaging from these key suppliers. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. While we have not had supply chain disruptions to date, and believe that we can quickly find additional sources for our raw material and packaging, in the event that our supply from our current suppliers is interrupted, our operations may be interrupted in the interim resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify one or more alternative suppliers.

We have experienced a decline in revenues from the loss of significant customers which has adversely affected our results of operations and financial condition.

Our results of operations and financial condition have been and could continue to be adversely affected by the loss of significant customers or any significant reduction in revenue volumes from our significant customers, which has occurred in the past and could occur in the future. Certain of our significant customers entered into exclusivity agreements in 2024 with larger new market entrants that have significantly reduced our shelf space and revenue. If other customers enter into exclusivity arrangements with our competitors, or other factors occur limiting our shelf space with significant customers, our revenue will be further reduced.

The challenges of competing with other non-chocolate confectionary businesses may result in reductions in our revenue and operating margins.

The retail food industry is very competitive, and particularly so in the non-chocolate confectionary segment. We compete with many companies on the basis of taste, quality and price of product offered, market access and customer service. Our success depends, in part, upon the popularity of our products and our ability to develop new items that appeal to a broad range of consumers. Shifts in consumer preferences, our ability to maintain shelf space in light of more powerful market entrants, our inability to develop new items that appeal to a broad range of consumers, or changes in our offerings that eliminate products popular with some consumers could harm our business. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets could reduce our revenue and operating margins by forcing us to reduce our prices on similar product offerings in order to remain competitive. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

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

Many of our current competitors have, and potential future competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing, and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater revenues and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate revenues from those customer bases more effectively than we are able to execute upon. There can be no assurance that we will be able to successfully compete against these competitors.

We expect competition in the non-chocolate confectionary and freeze dried treat segments generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

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

Maintaining a good reputation is critical to our business. Our reputation or brand image has been affected by our product melting problems in 2024 and could be in the future adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for our operations, the views of management and other stakeholders, our impact on the environment, public pressure from investors or policy groups to change our policies, consumer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, including opportunities we choose to forego due to management philosophy, consumer perceptions of our use of social media, or consumer perceptions of statements made by us, our employees and executives, agents or other third-parties. Negative publicity, including as a result of the social or political views of our management, employees, customers or vendors, or misconduct by our consumers, customers, vendors or employees, can also spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of consumer confidence in our products could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

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

In addition, our costs are affected by general inflationary pressures related to transportation and shipping costs, particularly to the extent we have additional retail sales and smaller order quantities. Such inflationary pressures could be passed on to the customer and could cause the price of our products to increase, which may impact the attractiveness of our freeze dried treats relative to other candy or snack options with cost sensitive consumers. We are also subject to a reduction in our profitability due to increased labor costs for our employees. As we look to expand our distribution and market, we may not be able to increase our sales prices to absorb these costs. We cannot provide assurances that we will be able to maintain profitability consistent with our goals. If we choose to acquire additional freeze driers, the costs for this equipment may be more than we had expected, and the lead time to receive the equipment once ordered may be longer than we had expected. This could increase our capital needs and also delay our ability to ramp up production in a timely manner to correspond to demand.

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

Our confidentiality agreements with our employees, consultants, independent contractors and suppliers generally require that all information made known to them be kept strictly confidential. Nevertheless, trade secrets are difficult to protect. Our confidentiality agreements may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights against such parties. Further, some of our manufacturing know-how and process had been implemented by or with our prior co-manufacturers. As a result, we may not be able to prevent others from using similar processes, which could adversely affect our business. In addition, we have not historically obtained confidentiality agreements or invention assignment agreements from all employees and consultants, which could impact our ability to protect our intellectual property and proprietary technology.

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

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe and high-quality treats. However, foodborne illnesses and other food safety issues have occurred in the retail food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that foodborne illness incidents could be caused by factors outside of our control. A failure or perceived failure to meet our quality or safety standards, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations, distributors or suppliers. This could result in time consuming and expensive production interruptions, negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with such distributors or suppliers, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.

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

We sell a substantial portion of our products through retailers such as Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons, and distributors such as Redstone Foods, CB Distributors and Lipari Foods, and online through our website. The largest four purchasers of our products for the year ended December 31, 2024 were Five Below, CB Distributors, Target, and H-E-B, accounting for approximately 72.5% of our revenues for that period.

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

Our customers are not obligated to continue purchasing products from us.

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

Our ability to adequately store, maintain, and deliver our products is critical to our business. Keeping our food products at specific temperatures and humidity levels maintains food safety and quality. For example, in 2024, our products suffered a melting issue during shipment that resulted in a loss of sales and additional costs related to remediation. In the event of extended power outages, labor disruptions, natural disasters or other catastrophic occurrences, including extreme heat, failures of the refrigeration systems in our third-party delivery trucks, or other circumstances, our inability to store inventory at appropriate temperatures and low humidity could result in significant product inventory losses, as well as increased risk of food-borne illnesses and other food safety incidents. Improper handling or storage of food by a customer, without any involvement or fault of ours or our retail customers, could result in food-borne illnesses, which could result in negative publicity and harm to our brand and reputation. Any failure to adequately store, maintain, or transport our products could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, reputation, financial condition, and operating results.

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

Inventory levels in excess of distributor and/or consumer demand may result in inventory write-downs or an increase in inventory holding costs and a potential negative effect on our liquidity. As we plan to continue expanding our product offerings, we expect to include more products in our inventory, which will make it more challenging for us to manage our inventory effectively and will put more pressure on our storing system. If we fail to manage our inventory effectively, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. For example, with the loss of certain significant customers and the reduction in sales related to the heat related product damage in late 2024, our inventory levels based on our growth rate at the beginning of 2024 increased significantly, resulting in write-downs and negatively impacted our financial position. In addition, we may be required to lower sale prices in order to reduce inventory level, which may lead to lower gross margins. High inventory levels may also require us to commit substantial capital resources, preventing us from using that capital for other important purposes. Any of the above may materially and adversely affect our results of operations and financial condition.

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

Our operations are subject to extensive regulation by the FDA, and other federal, state, and local authorities in the U.S. and in any other jurisdictions in which we may sell our products. Specifically, for products manufactured or sold in the U.S., we are subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, ingredients, packaging, labeling, and safety of food. Under this program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“GMPs”), and supplier verification requirements. If our products are not manufactured, processed, packaged and labeled in conformity with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products or result in a recall of our product, that have already been distributed. If the FDA or another regulatory authority determines that we or our suppliers or other business partners have not complied with applicable regulatory requirements, our business may be adversely impacted.

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

Our quarterly operating results have fluctuated and may in the future fluctuate significantly, period-to-period comparisons of our results may not be meaningful, and these fluctuations may cause the price of our common stock to decline.

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

Global climate change, severe weather patterns and natural disasters may negatively affect our business, operating results, financial condition, cash flows and prospects.

We are subject to risks associated with the long-term effects of climate change on the global economy and on our industry in particular. Extreme weather and natural disasters that occur around the globe, such as drought, extreme heat and heat waves, wildfires, storms, changes in ocean currents and flooding, could make it more difficult and costly for us to manufacture and deliver our products to our customers, obtain raw materials from our suppliers, or perform other critical corporate functions.

Adverse weather conditions and natural disasters could increase our costs of storing and transporting our inventory or disrupt production schedules. Our manufacturing operations also could be adversely affected by reduced water availability resulting from droughts or other interruptions from acute and chronic physical climate events due to climate change, including droughts, heat waves, freezing temperatures, changing precipitation patterns and heat stress. There is a global concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns and the frequency and severity of natural disasters. The impact of a natural disaster such as an earthquake, tsunami, tornado, flood, wildfire, drought or other natural disaster or severe weather event at any of our facilities on our overall operations is difficult to predict, but such a natural disaster or severe weather event could seriously disrupt our entire business and lead to substantial losses.

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

The Company’s management team also assesses and manages material risks, if any, from cybersecurity threats.

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

We also lease approximately 324,000 additional square feet for industrial and manufacturing space, in Dallas, Texas.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange under the symbol “SOWG.” Prior to that, shares of our common stock traded on the over-the-counter market and were quoted on the OTCQB tier of the OTC Markets under the symbol “SOWG.” On March 25, 2025, the closing price of our common stock was $1.13.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the The Nasdaq Capital Market or OTC Markets, as applicable. During periods for which the shares were traded on the OTC Markets, the following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter	$10.50	$7.13
Second Quarter	$23.68	$9.75
Third Quarter	$23.56	$10.32
Fourth Quarter	$11.50	$2.04

Fiscal Year Ended December 31, 2023
First Quarter	$4.40	$2.00
Second Quarter	$7.00	$3.50
Third Quarter	$7.00	$3.75
Fourth Quarter	$10.05	$6.19

As of March 25, 2025, there were approximately 346 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown, and 11,383,060 shares of common stock outstanding on record.

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

Unregistered Issuance of Equity Securities

The following issuances of our securities during the twelve months ended December 31, 2024 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

The Company sold 12,374 shares of its common stock, par value $0.001 at a price of $2.05 per share to Claudia and Ira Goldfarb pursuant to a Stock Purchase Agreement, dated as of December 31, 2024.

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

On May 2, 2024, the Company priced its registered underwritten public offering of 1,200,000 shares of the Company’s common stock, par value $0.001 at a price of $10.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 180,000 additional shares of common stock and issued to the underwriters warrants to purchase 120,000 shares of Common Stock. On May 1, 2024, the Company received approval to list its common stock on the Nasdaq Capital Market stock exchange (“Nasdaq”). Trading on Nasdaq commenced on May 2, 2024. On May 9, 2024, the underwriters purchased all of the additional shares pursuant to the full exercise of their overallotment option. Including proceeds from the additional shares, the proceeds from the public offering were approximately $11,974,976 net of offering expenses and underwriting discounts and commissions. The proceeds are currently anticipated to be used for general corporate purposes, which may include funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

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

During the twelve months ended December 31, 2024, the Company issued 50,459 shares of common stock upon the exercise of stock options by employees, directors, and consultants under its 2020 Stock Option Plan. The aggregate proceeds from the exercise of these options were approximately $163,854. The proceeds were used for general corporate purposes, which include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

During the twelve months ended December 31, 2024, the Company issued 52,500 shares of common stock upon the exercise of warrants by directors, and consultants under issued in 2020 as compensation for personal guarantees of debt. The aggregate proceeds from the exercise of these warrants were approximately $210,000. The proceeds were used for general corporate purposes, which include capital expenditures for the expansion of our production capacity, funding working and growth capital, the expansion of our sales and marketing function and the reduction of certain tranches of our indebtedness.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of December 31, 2024, we have twenty-one stock keeping units (“SKUs”) in our Sow Good Candy line of treats and three SKUs in our Sow Good Crunch Cream line. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of December 31, 2024. As of December 31, 2024, our treats are offered for sale in approximately 3,000 brick-and-mortar retail outlets in the United States.

We have custom-built a 20,945 square foot freeze drying facility in Irving, Texas. Freeze drying removes up to 99% of moisture from a product in its frozen state by applying a small amount of heat in an extremely low air pressure, near outer space-like environment, through the use of massive vacuum chambers, resulting in moisture being removed from the product at the speed of sound. This process of removing moisture from the product, which can take up to twenty-four hours, concentrates its flavor, creating a “hyper dried, hyper crunchy, and hyper flavorful” snackable treat. Our freeze drying process and expertise allow us to easily expand our manufacturing into other freeze dried snacks, such as yogurt snacks. Our commitment to providing the most flavorful and crunchy treats extends into the product packaging process, where our employees are dedicated to hand-packaging our treats through our precision packaging process in vigilantly managed low humidity conditions to protect our treats from reintroduction to moisture.

We have built six bespoke freeze driers using proprietary technology tailored specifically to our products which allows us to freeze dry up to 24 million units of freeze dried candy per year, creating a truly state-of-the-art facility in Irving, Texas. We also have six additional freeze driers, which we can have operational by the end of 2025, as needed.

Sow Good, co-founded by Claudia and Ira Goldfarb, brings over a decade of manufacturing expertise to the consumer packaged goods (“CPG”) sector, specializing in advanced freeze-drying technology. Leveraging our proprietary technology, Sow Good delivers innovative, high-quality products with a long shelf life and natural preservation. Beyond product innovation, we are committed to job creation and positive community impact, making Sow Good a forward-thinking force in the industry.

Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone Foods, CB Distributors and Lipari Foods. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. As we scale production, we will have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution and sales force will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we are also introducing our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the advantages of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

Our omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, leading to a larger total addressable market opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com and our social medial pages.

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

Ability to Compete Against Competitors with Greater Resources and Market Clout

We operate in a highly competitive industry against competitors with significantly greater financial and other resources. We have become aware of certain of our competitors using their status in the market and marketing spend to limit our current and future customers from purchasing our products or reducing our shelf space. This caused the loss of significant customers with resulted in a significant reduction in revenue and an increase in our inventory. Our ability to keep our current customers, or grow our SKU portfolio on their shelves, and continue to expand our sales with new customers will depend on our competitors’ ability to leverage their market status and financial resources to limit our access to consumers and our ability to compete with these larger competitors.

Ability to Grow Our Customer Base in Retail and Traditional Wholesale Distribution Channels

We are currently growing our customer base in a variety of physical retail and traditional wholesale distribution channels. Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, Misfits Market/Imperfect Foods, TJX Canada, Hy-Vee, Cracker Barrel, 7/11, H-E-B, Kroger and Albertsons. In addition, we sell a substantial portion of our products through distributors such as Redstone, CB Distributors and Lipari Foods. Given the nascent state of the freeze dried candy segment and the number of potential retailer and wholesaler customers, we also believe there is a significant growth opportunity with customer acquisition in both the retail and wholesale channels, domestically and internationally. Customer acquisition in these channels depends on, among other things, our go-to-market function and our ability to meet the demand of customers who require large volumes of products.

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through SKU diversification into multiple products, including freeze dried products beyond our freeze dried treats, such as yogurt snacks and jerky. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time. We believe the commercialization of any new products will require us to hire additional employees within our product design and commercialization team, thereby increasing our marketing expense, as well as research and development costs within our administrative expense.

Impact of inflation and other factors on our supply chain and operations.

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

Seasonality

Because we are early in our lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting our business from a demand standpoint. While evidence of any demand seasonality is currently difficult to assess because of our growth, we anticipate certain holiday cycles such as Halloween, Christmas, Easter and Valentine’s Day contributing to revenue fluctuations within a given year. In addition, candy purchasing in summer months may be reduced due to a variety of factors including greater levels of health consciousness during warm weather. Operationally, heat waves from July through October of 2024 presented challenges in transporting our freeze-dried treats in the summer months. These conditions led to reduced shipments, higher inventory levels, and a decline in revenue. Additionally, some candy transported via external distribution channels during the extreme summer heat melted, impacting its shelf performance. We worked to remove affected products from shelves and replace them promptly to support recovery in product velocity. In the short term, these measures have impacted our market reputation, sell-through rates, and operational results. As a result, we anticipate an annual temporary decrease in shipments of our treats during summer months, which we believe is consistent with the greater candy industry trend.

Components of Results of Operations

Revenues

We derive revenues from the sales of our freeze dried treats. The Company recognizes revenues when orders are shipped to customers.

Cost of Goods Sold

Our cost of goods sold, which may include inventory write-downs, consists primarily of facilities costs, material costs, and labor on the production of freeze dried treats.

Operating Expenses

Our operating expenses consist of general and administrative expenses, which includes salaries and benefits expenses, professional services expenses and other general and administrative expenses.

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

Provision for Income Taxes

The Company recognized federal income tax of $123.6 thousand, and $0, for the twelve months ended December 31, 2024 and 2023, respectively.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the years ended December 31, 2024 and 2023, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Years Ended December 31, 2024 and December 31, 2023.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)	% Change
Revenues	$31,992,511	$16,070,924	$15,921,587	99%
Cost of goods sold	19,017,498	12,795,754	6,221,744	49%
Gross profit	12,975,013	3,275,170	9,699,843	296%
Operating expenses:
General and administrative expenses:
Salaries and benefits	7,824,030	2,314,047	5,509,983	238%
Professional services	1,589,287	688,023	901,264	131%
Other general and administrative expenses	5,086,342	1,389,726	3,696,616	266%
Total general and administrative expenses	14,499,659	4,391,796	10,107,863	230%
Depreciation and amortization	31,644	104,058	(72,414)	(70%)
Total operating expenses	14,531,303	4,495,854	10,035,449	223%
Net operating loss	(1,556,290)	(1,220,684)	(335,606)	27%
Other income (expense):
Interest income	138,795	-	138,795	100%
Interest expense	(1,464,640)	(1,839,749)	375,109	(20%)
Loss on early extinguishment of debt	(696,502)	-	(696,502)	100%
Total other expense	(2,022,347)	(1,839,749)	(182,598)	10%
Net loss before tax provision	$(3,578,637)	$(3,060,433)	$(518,204)	17%

Revenues

Sales of freeze dried candy were $32.0 million for the twelve months ended December 31, 2024, compared to $16.1 million for the twelve months ended December 31, 2023, an increase of $15.9 million, or 99%. Revenues increased over the comparative period due to the pivot to freeze dried candy for the full twelve months ended December 31, 2024 compared to the majority of candy sales occurring the last six months of 2023, the increased capacity from the installation of 3 new freezers during 2024, and addition of new retail customers.

Cost of Goods Sold

Cost of goods sold for the twelve months ended December 31, 2024 were $19.0 million, compared to $12.8 million for the twelve months ended December 31, 2023, an increase of $6.2 million, or 49%. Labor, materials, occupancy, reserves, and freight costs increased year over year. Our gross profit margin was 40.56% during the current period, compared to 20.4% during the comparative period.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the twelve months ended December 31, 2024 were $7.8 million, compared to $2.3 million for the twelve months ended December 31, 2023, an increase of $5.5 million, or 238%. Salaries and benefits included amortization of stock options granted to employees and officers for the twelve months ended December 31, 2024 of $4.4 million, compared to $599.9 thousand for the twelve months ended December 31, 2023, an increase of $3.8 million, or 638%, mainly due to the amortization of performance shares granted December 15, 2023. Salaries, payroll tax and benefits other than the amortization of stock options increased $1.69 million, or 98% over the comparative period, as a result of personnel growth.

Professional services

Professional services were $1.6 million for the twelve months ended December 31, 2024, compared to $688.0 thousand for the twelve months ended December 31, 2023, an increase of $901.3 thousand, or 131%. The increase was primarily due to higher professional service expenses incurred in connection with the growth of the company and our underwritten public offering.

Other general and administrative expenses

Other general and administrative expenses for the twelve months ended December 31, 2024 was $5.1 million, compared to $1.4 million for the twelve months ended December 31, 2023, an increase of $3.7 million, or 266%. The increase is primarily attributable to higher facilities costs such as rent, which increased $1.9 million with the addition of the new facility, as well as higher sales and marketing costs to support company growth.

Depreciation

Depreciation of property and equipment was $826.9 thousand and $459.4 thousand, of which and $795.3 thousand and $355.3 thousand was allocated to cost of goods sold, resulting in net depreciation expense of $31.6 thousand and $104.1 thousand for the twelve months ended December 31, 2024 and 2023, respectively.

Other expense

In the twelve months ended December 31, 2024, other expense was $2.0 million, consisting of $1.5 million of interest expense on our notes payable and $696.5 thousand of loss on early extinguishment of debt. During the comparative twelve months ended December 31, 2023, other expense was $1.8 million, consisting of interest expense on our notes payable. Interest expense decreased by $380.0 thousand or 20%, due to repayments of notes payable during the twelve months ended December 31, 2024, which resulted in a loss on early extinguishment of debt, and decreased the principal upon which stated interest is calculated.

Net loss

Pretax net loss for the twelve months ended December 31, 2024 was $3.6 million, compared to a pretax net loss of $3.1 million during the twelve months ended December 31, 2023, an increased loss of $518.2 thousand. The increased net loss was due primarily to the $3.8 million increase in share compensation expense related to the amortization of performance options granted in December 2023, and other operating expense increase related to the Company's rapid growth.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For each of the twelve months ended December 31, 2024 and 2023, the Company recognized federal income tax expense of $123,579, and $0, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2024 and December 31, 2023.

	December 31,	December 31,
	2024	2023
Current Assets	$25,076,140	$10,378,639

Current Liabilities	$7,364,541	$5,771,200

Working Capital	$17,711,599	$4,607,439

As of December 31, 2024, we had working capital of $17.7 million, compared to working capital of $4.6 million as of December 31, 2023. The increased working capital is mainly attributable to increases in inventory of $16.2 million, accounts receivable of $2.1 million, and cash of $1.3 million, partially offset by the increase in the current portion of our lease liability of $2.0 million. As of December 31, 2024, our balance of cash and cash equivalents was $3.7 million, compared to $2.4 million at December 31, 2023. We expect to continue to incur significant capital expenditures related to the development and operation of our freeze dried treat business. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed.

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

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units, including an at-the-market program for up to $20 million of our common stock. As of December 31, 2024, 1,042,862 shares of our common stock have been issued under the at-the-market program netting aggregate proceeds of $2.2 million.

Indebtedness

Promissory Notes and Warrants

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s former directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $37,500. The related proportional amount of unamortized debt discount of $9,991 as of April 15, 2024 is included as amortized interest for the twelve months ended December 31, 2024. This note matured on May 11, 2024.

On April 25, 2023, we closed on a private placement for up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The notes mature on April 25, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31. On April 25, 2023, the Company received proceeds of $750,000 and $50,000 from the Company’s Chairman, Mr. Goldfarb, and the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, respectively, on the sale of these notes and warrants. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory notes’ aggregate principal amount was reduced to $918,750. The related proportional amount of unamortized debt discount of $40,416 as of April 15, 2024 is included as amortized interest for the twelve months ended December 31, 2024. These notes matured on April 25, 2024.

On April 11, 2023, warrants to purchase an aggregate 62,500 shares of common stock were issued to a director pursuant to a private placement debt offering in which aggregate proceeds of $250,000 were received in exchange for promissory notes and warrants to purchase an aggregate 62,500 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. The warrants are fully vested and exercisable over a period of 10 years at a price of $2.60 per share. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of Common Stock equals or exceeds $9.00 per share for thirty (30) consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. The fair value of the warrants was allocated as a debt discount and amortized over the life of the loan. These notes mature on August 23, 2025.

On December 31, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement with related parties to sell an aggregate $2.075 million of promissory notes and warrants to purchase an aggregate 311,250 shares of common stock, representing 15,000 warrant shares per $100,000 of promissory notes. The warrants are exercisable at a price of $2.21 per share over a ten-year term. On April 15, 2024, in connection with the Warrant Exercise Transaction, the promissory note’s aggregate principal amount was reduced to $679,138. The related proportional amount of unamortized debt discount of $92,729, as of April 15, 2024, and $51,372 of unamortized debt discount related to a fully repaid note are included in interest expense and loss on early extinguishment of debt, respectively, for the twelve months ended December 31, 2024. These notes mature on August 23, 2025.

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

On April 8, 2022, the Company closed a private placement and concurrently entered into a note and warrant purchase agreement to sell an aggregate $3.7 million of promissory notes and warrants to purchase an aggregate 925,000 shares of common stock, representing 25,000 warrant shares per $100,000 of promissory notes. Accrued interest on the notes was payable semi-annually beginning September 30, 2022 at the rate of 6% per annum, but on August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The principal amount of the notes mature and become due and payable on April 8, 2025. The warrants are exercisable immediately and for a period of 10 years at a price of $2.35 per share. Proceeds to the Company from the sale of the securities were $3.7 million. The Company may redeem outstanding warrants prior to their expiration, at a price of $0.01 per share, provided that the volume weighted average sale price per share of common stock equals or exceeds $9.00 per share for 30 consecutive trading days ending on the third business day prior to the mailing of notice of such redemption. Assuming full exercise thereof, further proceeds to the Company from the exercise of the warrant shares is calculated as approximately $2.2 million. The offering closed simultaneously with execution of the purchase agreement. Of the aggregate $3.7 million of notes, a total of $3,120,000 of notes were sold to officers or directors, along with 780,000 of the warrants. On April 15, 2024, in connection with the Warrant Exercise Transaction, of which a significant portion was with related parties, the promissory notes’ aggregate principal amount was reduced to $239,250. The related proportional amount of unamortized debt discount of $72,638 as of April 15, 2024, was included as interest expense for the twelve months ended December 31, 2024, and $645,130 of unamortized debt discount related to fully repaid notes, was included as loss on extinguishment of debt for the twelve months ended December 31, 2024 twelve months ended December 31, 2024. These notes mature on April 8, 2025.

Cash Flows

The following table summarizes our cash flows during the twelve months ended December 31, 2024 and 2023, respectively.

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(9,426,745)	$(4,845,640)
Net cash used in investing activities	(5,927,876)	(2,266,635)
Net cash provided by financing activities	16,668,024	9,245,848

Net change in cash and cash equivalents	$1,313,403	$2,133,573

Net cash used in operating activities was $9.4 million for the twelve months ended December 31, 2024, compared to $4.8 million of cash used in operating activities twelve months ended December 31, 2023. The increase in cash used in operating activities of $4.6 million was primarily due to increased inventory.

Net cash used in investing activities was $5.93 million for twelve months ended December 31, 2024, compared to $2.3 million for the twelve months ended December 31, 2023, an increase of $3.7 million. During the twelve months ended December 31, 2024, and 2023, cash used in investing activities was primarily used for additional freezers, with three new freezers put into production during 2024 and two freezers put into production during 2023, respectively.

Net cash provided by financing activities was $16.7 million and $9.2 million for the twelve months ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities for the twelve months ended December 31, 2024 consisted of $2.2 million of net proceeds from the sale of 1,042,862 common shares at volumetric weighted average prices ranging from $2.05 to $3.74, pursuant to an at the market offering which commenced November 14, 2024, $12.0 million of net proceeds from a public offering of 1,380,000 shares at a price of $10.00 per share completed on May 9, 2024, and net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024. The issuance of shares related to warrant exercises provided $5.3 million, in exchange for $5.2 million in repayment of notes payable, and $98,750 of repayment of interest during the twelve months ended December 31, 2024. In addition, another $1.6 million was used to repay borrowings during 2024. Net cash provided by financing activities for the twelve months ended December 31, 2023 was comprised of debt financing received from our officers, directors and other non-related parties of $2.8 million, and cash proceeds from the issuance of 1,161,288 shares of common stock under private placement offerings to accredited investors and related parties of $6.4 million.

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

On May 22, 2024, the Company entered into an industrial lease with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at

$122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company is required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. The Lease may be renewed upon the extension in writing between the Company and the Lessor for a period of up to 60 months.

On January 19, 2024, the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. Pursuant to the terms of the Sublease Agreement, the Company will sublease approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The Term of the Lease Agreement will commence on February 1, 2024. The Sublease Agreement provides for rent payments at fixed price of $5.25 thousand per month plus the corresponding Value Added Tax for the duration of the Term. The Company is also responsible for operating expenses of the Premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5.25 thousand in connection with the Sublease Agreement. The Sublease Agreement does not have a renewal period.

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months, which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements requires management to make judgments and estimates due to uncertainties affecting the application of accounting policies. Different conditions or assumptions could lead to different reported amounts. The Company bases its estimates on historical experience and other reasonable assumptions. If actual results differ from these estimates, adjustments are recognized in the period they become known. Significant accounting policies are detailed in Note 2 of the Consolidated Financial Statements.

Inventory

Inventories are stated at the lower of cost or net realizable value and are adjusted for obsolescence, damage, and excess stock as necessary. Inventory value is determined through periodic analysis, considering factors such as net realizable value, sales history, and future sales potential. If recorded inventory values exceed net realizable value, an expense is recognized to reduce inventory to its actual value. Cost is determined using the first-in, first-out (FIFO) method.

As of December 31, 2024, the Company recognized a $1,095,233 allowance for inventory obsolescence, and for the year ended December 31, 2023, the Company wrote off $1,398,888 related to discontinued freeze-dried fruit products.

As of December 31, 2024, a portion of our inventory balance of $20,313,315 exceeds current requirements based on recent sales levels. Management has plans to reduce inventory to desired levels and expects no loss on disposition, even if a certain portion were to be sold at reduced margins. No estimate can be made of a range of loss amounts that are reasonably possible should the Company’s sales plans not be successful.

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

Foreign Currency Risk

We did not hold any significant cash balances in foreign jurisdictions as of December 31, 2024. However, we anticipate that as our foreign operations grow, we will hold more cash in foreign jurisdictions, and thereby expose ourselves to greater currency fluctuation risk than we currently experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOW GOOD INC.

SOW GOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Sow Good, Inc.

Irving, TX

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sow Good, Inc. (“the Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Going Concern – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has suffered recurring losses from operations. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

• We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.

• We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

• We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

• We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.

• We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2023.

Pittsburgh, Pennsylvania

March 27, 2025

SOW GOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,723,440	$2,410,037
Accounts receivable, net	460,147	2,578,259
Inventory, net	20,313,315	4,123,246
Prepaid inventory	55,796	563,131
Prepaid expenses	523,442	703,966
Total current assets	25,076,140	10,378,639

Property and equipment, net	11,802,420	6,701,483

Security deposit	1,357,956	346,616
Right-of-use asset	16,459,215	4,061,820
Total assets	$54,695,731	$21,488,558

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,368,006	$853,535
Accrued interest	-	860,693
Accrued expenses	976,153	648,947
Current portion of operating lease liabilities	2,599,102	550,941
Current maturities of notes payable, related parties, net of $304,500 and $431,854 of debt discounts at December 31, 2024 and 2023, respectively	2,195,500	2,543,146
Current maturities of notes payable, net of $13,470 and $86,062 of debt discounts as of December 31, 2024 and 2023, respectively	225,780	313,938
Total current liabilities	7,364,541	5,771,200

Operating lease liabilities	15,193,129	3,671,729
Notes payable, related parties, net of $0 and $1,448,858 of debt discounts as of December 31, 2024 and 2023, respectively	-	4,171,142
Notes payable, net of $0 and $135,962 of debt discounts as of December 31, 2024 and 2023, respectively	150,000	594,038

Total liabilities	22,707,670	14,208,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 11,300,624 and 6,029,371 shares issued and outstanding as of December 31, 2024 and 2023	11,300	6,029
Additional paid-in capital	94,418,972	66,014,415
Accumulated deficit	(62,442,211)	(58,739,995)
Total stockholders' equity	31,988,061	7,280,449

Total liabilities and stockholders' equity	$54,695,731	$21,488,558

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
Revenues	$31,992,511	$16,070,924
Cost of goods sold	19,017,498	12,795,754
Gross profit	12,975,013	3,275,170

Operating expenses:
General and administrative expenses:
Salaries and benefits	7,824,030	2,314,047
Professional services	1,589,287	688,023
Other general and administrative expenses	5,086,342	1,389,726
Total general and administrative expenses	14,499,659	4,391,796
Depreciation and amortization	31,644	104,058
Total operating expenses	14,531,303	4,495,854

Net operating loss	(1,556,290)	(1,220,684)

Other income (expense):
Interest income	138,795	-
Interest expense	(1,464,640)	(1,839,749)
Loss on early extinguishment of debt	(696,502)	-
Total other expense	(2,022,347)	(1,839,749)

Loss before income tax	(3,578,637)	(3,060,433)
Provision for income tax	(123,579)	-
Net loss	$(3,702,216)	$(3,060,433)

Weighted average common shares outstanding - basic and diluted	9,238,233	5,168,339
Net loss per common share - basic and diluted	$(0.40)	$(0.59)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	For the Twelve Months Ended December 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	-	11,974,976
Common stock issued in at-the-market offering, net of offering costs	1,042,862	1,043	2,190,170	-	2,191,213
Common stock issued in private placement offering	515,597	516	3,737,484	-	3,738,000
Common stock issued to pursuant to stock purchase agreement	12,374	12	25,354	-	25,366
Common stock issued to directors for services	31,211	32	295,616	-	295,648
Proceeds from exercise of stock options and warrants	2,289,209	2,288	5,670,680	-	5,672,968
Common stock options granted to directors and advisors for services	-	-	86,892	-	86,892
Common stock options granted to officers and employees for services	-	-	4,424,765	-	4,424,765
Net loss for the twelve months ended December 31, 2024	-	-	-	(3,702,216)	(3,702,216)
Balance, December 31, 2024	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061

	For the Twelve Months Ended December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	4,847,384	$4,847	$58,485,602	$(55,679,562)	$2,810,887
Common stock issued in private placement offering	1,161,288	1,161	6,444,687	-	6,445,848
Common stock issued to directors for services	20,699	21	125,209	-	125,230
Common stock warrants granted to related party note holders pursuant to debt financing	-	-	197,198	-	197,198
Common stock warrants granted to note holders pursuant to debt financing	-	-	50,682	-	50,682
Common stock options granted to directors and advisors for services	-	-	111,151	-	111,151
Common stock options granted to officers and employees for services	-	-	599,886	-	599,886
Net loss for the twelve months ended December 31, 2023	-	-	-	(3,060,433)	(3,060,433)
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,702,216)	$(3,060,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	187,363	-
Depreciation and amortization	826,939	459,345
Non-cash amortization of right-of-use asset and liability	1,172,166	68,477
Inventory valuation and obsolescence adjustments	1,657,264	1,398,888
Common stock issued to directors for services	295,648	125,230
Amortization of stock options	4,511,657	711,037
Amortization of stock warrants issued as a debt discount	1,088,264	1,173,986
Loss on early extinguishment of debt	696,502	-
Decrease (increase) in current assets:
Accounts receivable	1,930,749	(2,387,237)
Prepaid expenses	180,524	(425,472)
Inventory	(17,339,998)	(4,112,386)
Security deposits	(1,011,340)	(322,616)
Increase (decrease) in current liabilities:
Accounts payable	514,471	400,929
Accrued interest	(761,943)	634,118
Accrued expenses	327,205	490,494
Net cash used in operating activities	(9,426,745)	(4,845,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,269,332)	(2,266,635)
Cash paid for construction in progress	(2,658,544)	-
Net cash used in investing activities	(5,927,876)	(2,266,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net of offering costs of $1,110,013	17,929,554	6,445,848
Proceeds from the exercise of warrants and options	373,857	-
Proceeds received from notes payable, related parties	-	2,400,000
Proceeds received from notes payable	-	400,000
Repayments of borrowings	(1,635,387)	-
Net cash provided by financing activities	16,668,024	9,245,848

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,313,403	2,133,573
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,410,037	276,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,723,440	$2,410,037

SUPPLEMENTAL INFORMATION:
Interest paid	$667,293	$30,017
Interest received	$43,639	-
Income taxes paid	$130,000	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exercise of warrants	$5,299,113	-
Repayment of interest	$98,750	-
Repayments of borrowings	$(5,200,363)	-
Reclassification of construction in progress to property and equipment	$3,269,332	$965,208
Value of debt discounts attributable to warrants	$-	$247,880

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

Notes to Financial Statements

Note 1 – Organization and Nature of Business

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based freeze dried candy and snack manufacturer. Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and acquired by the Company in October 1, 2020) , the Company was initially focused on the production of freeze dried fruits and vegetables, a business later expanded to include freeze dried candy. At that time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. Effective February 15, 2024, Sow Good Inc. reincorporated to the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion. On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange.

In May of 2021, the Company announced the launch of its first direct-to-consumer freeze dried consumer packaged goods (“CPG”) line of non-GMO products including ready-to-make smoothies, gluten-free granola and snacks. After launching a freeze dried candy product line in the first quarter of 2023, the Company now has twenty-one SKU offerings of candy, and three crunch ice cream SKU as of December 31, 2024, that together make up the entirety of the Company’s product portfolio. After launching its freeze dried candy product line the Company discontinued its smoothie, snack and granola products. During the second quarter of 2023, the Company completed the construction of its second and third freeze driers and to facilitate the increased production demands for its candy products. The significant demand for freeze dried candy products had led the Company to add a fourth freeze drier in the first quarter of 2024, a fifth freeze drier in the second quarter of 2024 and a sixth freeze drier, which was completed in the third quarter of 2024.We have six additional freeze driers, which we can have operational by the end of 2025, as needed.

Note 2 – Summary of Significant Accounting Policies

These financial statements are presented in accordance with United States generally accepted accounting principles ("GAAP”) and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC”). These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment. For further details on segment reporting, refer to Note 15 – Segment Reporting.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") and the Securities Investor Protection Corporation ("SIPC") up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $2,199,681 at December 31, 2024. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2023. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $33,549, and $0 at December 31, 2024 and 2023.

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

Inventory

Inventory is valued at the lower of average cost or net realizable value. The cost of substantially all of the Company’s inventory has been determined by the first-in, first-out ("FIFO") method. The Company evaluates inventory for potential obsolescence and excess quantities on a periodic basis. As part of this assessment, a reserve is established for inventory that may not be saleable or may require markdowns due to changes in demand, product lifecycle, or other market conditions. The reserve is based on management’s estimates and assumptions regarding future sales and inventory usage. Adjustments to the reserve are made as necessary and reflected in the financial statements. The Company wrote off inventory of $1,657,264 and $1,398,888 for the twelve months ended December 31, 2024 and 2023.

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

Notes to Financial Statements

retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Depreciation of property and equipment was $826,939 and $459,345, for the twelve months ended December 31, 2024 and 2023, respectively, of which $795,295 and $355,286 was allocated to cost of goods sold, respectively. Depreciation increased due to three additional freezers placed into production during 2024.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the twelve months ended December 31, 2024 and 2023, shipping and handling costs of $858,241 and $397,886 respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Advertising Costs

The Company expenses advertising costs as they are incurred in accordance with ASC 720-35, Other Expenses – Advertising Costs. Advertising expenses for the twelve months ended December 31, 2024 and 2023, were $603,809 and $157,018, respectively, are included in general and administrative expenses. Prepaid advertising costs, if any, are recognized as assets and expensed over the period of benefit.

Customer Concentration

For the twelve months ended December 31, 2024, our top three customers accounted for 33.3%, 20.8% and 15.4% of our revenues, respectively. For the twelve months ended December 31, 2023, our top three customers accounted for 43.3%, 27.2% and 6.7% of our revenues, respectively. Our top five customers accounted for 75% and 85% of our revenues during the twelve months ended December 31, 2024 and 2023, respectively.

Supplier Concentration

For the twelve months ended December 31, 2024, our top three suppliers accounted for 77% of our purchases from vendors. For the twelve months ended December 31, 2023 our top three suppliers accounted for 61% of our purchases from vendors.

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

Notes to Financial Statements

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

Stock-based compensation related to the issuance of shares of common stock to our Board of Director for their services consisted of $295,648 and $125,230 for the twelve months ended December 31, 2024 and 2023, respectively. Compensation paid to Board of Directors is included in other general and administrative expense.

Stock-based compensation related to amortization of stock option grants consisted of $4,511,657 and $711,037 for the twelve months ended December 31, 2024 and 2023, respectively. The fair values of service-based stock options are determined using the Black-Scholes options pricing model and an effective term of 2.3 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. Options are amortized over the implied service term, or the vesting period. Amortization of options granted to members of our Board of Directors are included in other general and administrative expense. Amortization options granted to officers and employees is included in salaries and benefits.

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

Notes to Financial Statements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

No other new accounting pronouncements, issued or effective during the year ended December 31, 2024, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of December 31, 2024, the Company had an accumulated retained deficit of $62,442,211 and $58,739,995 and net losses of $3,702,216 and $3,060,433 for the twelve months ended December 31, 2024 and 2023, respectively. The Company had $3,723,440 and $2,410,037 of cash on hand and working capital of $17,711,599 and $4,607,439 at each of the twelve month periods ended twelve months ended December 31, 2024 and 2023. The Company may not have sufficient funds to sustain operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has developed and implemented a comprehensive plan to improve the Company's financial position, which includes firmwide cost and headcount reductions, on-boarding new customers in existing markets, entering new markets overseas, and entering new product categories to fully utilize any excess capacity. In addition, management is investigating potential partnership opportunities, asset sales, and capital raises through debt and or equity offerings, including the sales of shares available under our at-the-market program.

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

SOW GOOD INC.

Notes to Financial Statements

Note 4 – Related Party

Common Stock Issued

On December 31, 2024, Ira and Claudia Goldfarb purchased 12,374 shares of common stock jointly, at a share price of $2.05 pursuant to a Stock Purchase Agreement.

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	17,242	$125,000
Lyle A. Berman Revocable Trust, Director	68,966	500,000
Bradley Berman, former Director	30,000	217,500
Edward Shensky, Director	13,794	100,000
Brendon Fischer	8,000	58,000
Cesar J. Gutierrez	10,345	75,000
Alexandria Gutierrez	3,449	25,000
Ava Gutierrez	3,449	25,000
Brett Goldfarb	3,449	25,000
	158,694	$1,150,500

On November 20, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 426,288 shares of the Company’s common stock at a price of $6.50 per share, resulting in total proceeds received of $2,770,872. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	23,077	$150,000
Bradley Berman, former Director	10,000	65,000
Joe Mueller, Director	5,000	32,500
Alexandria Gutierrez	4,615	29,998
Cesar J. Gutierrez Living Trust	3,977	25,851
	46,669	$303,348

On August 25, 2023, the Company entered into a Stock Purchase Agreement with multiple accredited investors to sell and issue to the purchasers, thereunder, an aggregate of 735,000 shares of the Company’s common stock at a price of $5.00 per Share, resulting in total proceeds received of $3,675,000. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	100,000	$500,000
Ira Goldfarb Irrevocable Trust	40,000	200,000
Lyle A. Berman Revocable Trust, Director	40,000	200,000
Bradley Berman, former Director	10,000	50,000
Alexandria Gutierrez	5,000	25,000
	195,000	$975,000

SOW GOOD INC.

Notes to Financial Statements

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

Common Stock Options Awarded to Officers and Directors

On December 15, 2023, pursuant to the respective Employment Agreement of Ira Goldfarb and the Employment Agreement of Claudia Goldfarb, and the terms of the 2020 Equity Incentive Plan, Mr. Goldfarb was granted stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted stock options entitling her to purchase 450,000 shares of common stock, at an exercise price of $9.75 per share. The shares will vest equally over a five-year period from grant date. In the case of a Change of Control (as defined in their respective employment agreements) all shares granted in the Initial Option Grant will vest immediately.

Additionally, on December 15, 2023, pursuant to their respective employment agreements, Mr. Goldfarb was granted additional stock options entitling him to purchase up to 500,000 shares of common stock, and Mrs. Goldfarb was granted an additional 450,000 options to purchase shares of common stock, at an exercise price of $40.00. The shares will vest upon the Company’s stock price trading on a national securities exchange operated by Nasdaq or the New York Stock Exchange with a closing transaction price above $40.00 per share for a period of twenty consecutive trading days. In the case of a Change of Control (as defined in the Employment Agreement of Claudia Goldfarb and the Employment Agreement of Ira Goldfarb) all shares granted in the additional option grant will vest immediately.

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

Debt Financing and Related Warrants Granted

On May 11, 2023, the Company received proceeds of $100,000 from Bradley Berman, one of the Company’s former directors, on behalf of the Bradley Berman Irrevocable Trust, from the sale of notes and warrants. This term loan was pursuant to an offering to sell up to $1,500,000 of promissory notes and warrants to purchase an aggregate 375,000 shares of the Company’s common stock, exercisable over a ten-year period at a price of $2.50 per share, representing 25,000 warrant shares per $100,000 of notes purchased. The warrants were exercised on April 15, 2024. The notes matured on May 11, 2024. Interest on the notes accrue at a rate of 8% per annum, payable in cash semi-annually on June 30 and December 31.

SOW GOOD INC.

Notes to Financial Statements

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

At December 31, 2024 and December 31, 2023, included in the operating lease liabilities was $1,241,860 and $1,301,355 in connection with this lease. For the twelve months ended December 31, 2024 and 2023 the Company expensed $146,881 in each of the periods and paid cash of $132,917 and $129,046, respectively.

Note 5 – Fair Value of Financial Instruments

The Company's financial statements are prepared in accordance with ASC 820, “Fair Value Measurement,” which requires the measurement of certain financial instruments at fair value. The Company's financial instruments primarily consist of cash and cash

SOW GOOD INC.

Notes to Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$2,195,500	$2,469,531	$6,714,288	$7,008,684
Notes payable, net of debt discounts	375,780	237,841	907,976	953,847
Total liabilities	$2,571,280	$2,707,372	$7,622,264	$7,962,531

SOW GOOD INC.

Notes to Financial Statements

Note 6 – Inventory

Inventory

As of December 31, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	December 31,	December 31,
	2024	2023
Finished goods	$8,816,867	$222,051
Packaging materials	1,639,608	815,883
Inventory in transit	-	571,970
Work in progress	9,550,665	691,290
Raw materials	1,401,408	1,822,052
Inventory Reserve - Allowance for Obsolescence	(1,095,233)	-
Total inventory	$20,313,315	$4,123,246

Prepaid Inventory

The company had reported a total of $55,796 and $563,131 in prepaid inventory as of December 31, 2024 and December 31, 2023, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Prepaid software licenses	$44,736	$35,252
Prepaid insurance costs	260,995	48,305
Prepaid other	217,711	553,290
Prepaid rent	-	67,119
Total prepaid expenses	$523,442	$703,966

SOW GOOD INC.

Notes to Financial Statements

Note 8 – Property and Equipment

Property and equipment at consist of the following at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Machinery	$7,826,224	$4,714,626
Leasehold improvements	1,467,267	1,409,767
Software	70,000	70,000
Website	71,589	71,589
Office equipment	121,674	21,440
Construction in progress	4,040,207	1,381,663
	13,596,961	7,669,085
Less: Accumulated depreciation and amortization	(1,794,541)	(967,602)
Total property and equipment, net	$11,802,420	$6,701,483

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

For the twelve months ended December 31, 2024 and 2023, respectively, depreciation of property and equipment was $826,939 and $459,345, of which $795,295 and $355,286 was allocated to cost of goods sold, resulting in net depreciation expense of $31,644 and $104,058 included in operating expense.

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

SOW GOOD INC.

Notes to Financial Statements

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

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2024	2023
Right-of-Use lease cost:
Amortization of right-of-use asset	$2,168,081	$189,605

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$16,459,215	$4,061,820

Current portion of operating lease liability	$2,599,102	$550,941
Noncurrent operating lease liability	15,193,129	3,671,729
Total operating lease liability	$17,792,231	$4,222,670

Weighted average remaining lease term:
Operating leases (in years)	4.8	5.9
Weighted average discount rate:
Operating lease	10.25%	8.20%

SOW GOOD INC.

Notes to Financial Statements

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,368,414	$194,435

Leased assets obtained in exchange for lease liabilities
Total operating lease liabilities	$14,171,922	$1,353,898

The future minimum lease payments due under operating leases as of December 31, 2024 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2025	$4,314,293
2026	4,894,581
2027	5,004,433
2028	5,203,709
2029 and thereafter	3,305,650
Total	$22,722,666
Less effects of discounting	(4,930,435)
Lease liability recognized	$17,792,231

Note 10– Notes Payable, Related Parties

Notes payable, related parties consists of the following at December 31, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023

On May 11, 2023, the Company received $100,000 pursuant to a note and warrant purchase agreement from Bradley Berman, one of the Company’s former Directors, on behalf of the Bradley Berman Irrevocable Trust, as lender. The note bears interest at 8% per annum, payable in cash semi-annually on June 30 and December 31, with appropriate pro rata adjustments made for any partial interest accrual period. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.50 per share over a ten-year term. The warrants were exercised on April 15, 2024, and the proceeds were used to partially repay the note. The unsecured note matured on May 11, 2024.

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

	-	750,000

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The	250,000	250,000

SOW GOOD INC.

Notes to Financial Statements

unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.

On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000

On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On December 31, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000

On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000

On April 8, 2022, the Company received $2,000,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 500,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds from certain warrant exercises were used to repay the note.	-	2,000,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	100,000

On April 8, 2022, the Company received $100,000 pursuant to a note and warrant purchase agreement with IG Union Bower LLC, an entity owned by Ira Goldfarb, the Company’s Chairman, as lender. The unsecured note	-	100,000

SOW GOOD INC.

Notes to Financial Statements

bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 25,000 shares of common stock, exercisable at $2.35 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.

On April 8, 2022, the Company received $920,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 6% per annum, compounded semi-annually, and was payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 230,000 shares of common stock, exercisable at $2.35 per share over a ten-year term.The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	920,000

On December 31, 2021, the Company received $1,500,000 pursuant to a note and warrant purchase agreement with the Company’s Chairman and CEO, Mr. & Mrs. Goldfarb, as lenders. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The noteholders also received warrants to purchase 225,000 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note. The note matured on December 31, 2024.	-	1,500,000

On December 31, 2021, the Company received $500,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 75,000 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to repay the note.	-	500,000

On December 31, 2021, the Company received $25,000 pursuant to a note and warrant purchase agreement from the Company’s former CFO, Bradley K. Burke, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 3,750 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note. The note matured on December 31, 2024.	-	25,000

On December 31, 2021, the Company received $50,000 pursuant to a note and warrant purchase agreement from the Cesar J. Gutierrez Living Trust, as beneficially controlled by the brother of the Company’s CEO, as lender. The unsecured note bears interest at 8% per annum, compounded semi-annually, and shall be payable in cash semi-annually on June 30th and December 31st. The noteholder also received warrants to purchase 7,500 shares of common stock, exercisable at $2.21 per share over a ten-year term. The warrants were exercised on April 15, 2024 and proceeds were used to partially repay the note. The note matured on December 31, 2024.

	-	50,000

Total notes payable, related parties	2,500,000	8,595,000
Less unamortized debt discounts:	304,500	1,880,712
Notes payable	2,195,500	6,714,288
Less current maturities	2,195,500	2,543,146
Notes payable, related parties, less current maturities	$-	$4,171,142

In the twelve months ended December 31, 2024, the Company recorded $696,502 of loss on the early extinguishments of debt related to the accelerated amortization of debt discounts related to the Warrant Exercise Transaction. In the three and twelve months ended December 31, 2023, the Company recognized no loss on the early extinguishment of debt related to the accelerated amortization of debt discounts.

SOW GOOD INC.

Notes to Financial Statements

Note 11 – Notes Payable

Notes payable consists of the following at December 31, 2024 and December 31, 2023, respectively:

	December 31,	December 31,
	2024	2023

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

	150,000	150,000
Total notes payable	389,250	1,130,000
Less unamortized debt discounts:	13,470	222,024
Notes payable	375,780	907,976
Less current maturities	225,780	313,938
Notes payable, less current maturities	$150,000	$594,038

SOW GOOD INC.

Notes to Financial Statements

The Company recognized interest expense related to notes payable, related parties, and other notes payable for the three and twelve months ended December 31, 2024 and 2023, as follows:

	For the Year Ended
	December 31,
	2024	2023
Interest on notes payable, related parties	$338,651	$598,340
Amortization of debt discounts on notes payable, related parties	879,710	1,009,396
Interest on notes payable	30,415	65,848
Amortization of debt discounts on notes payable	208,554	164,590
Interest - other	7,310	1,575
Total interest expense	$1,464,640	$1,839,749

Note 12 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued to date.

Warrant Exercise Transaction

On April 15, 2024, the Company issued 2,186,250 shares of its common stock in connection with the exercise of warrants that were issued between December 2021 and May 2023 (the “Warrants”), with exercise prices varying from $2.21 to $2.60 (the “Warrant Exercise”). None of the Warrants were amended prior to or in connection with the Warrant Exercise. Each of the exercising holders of warrants (collectively, the “Holders”), received its warrants in connection with the incurrence by the Company of indebtedness pursuant to various tranches of promissory notes issued between December 2021 and May 2023 (collectively, the “Notes”). The Warrants were classified as permanent equity at inception. Due to a redemption feature in the Warrants allowing the Company to redeem the Warrants for $0.001 per Warrant if the daily volume weighted average price per share over thirty consecutive trading days is above $9.00, the Company received indications of intent to exercise Warrants from various Holders given the recent increase in trading price of the Company's common stock. With authorization from the Company's Board of Directors, each of the Holders was provided an opportunity to, and agreed to, amend certain of such Holder’s Notes (the “Notes Amendment”) to allow for the partial prepayment of principal in an aggregate amount equal to the exercise price of such Holder’s Warrants. In addition to the Notes Amendment, certain of the Holders elected use a portion of the accrued but unpaid interest under such Holder’s Notes to pay the exercise price of the Warrants. Certain of the Notes were repaid in full as a result of the Warrant Exercise and thereby did not need to be amended pursuant to the Notes Amendment (the Warrant Exercise, whether by partial or full repayment of principal, or by election to use a portion of accrued but unpaid interest under the Notes, together with the Notes Amendment, the “Warrant Exercise Transaction”). As a result of the Warrant Exercise Transaction, excluding the impact of deferred debt costs, the Company’s debt was reduced by $5,200,363, accrued interest payable was reduced by $98,750, common equity was increased by $5,299,112 and the Company issued an aggregate of 2,186,250 shares of common stock.

Certain of the Notes totaling $3,620,000 were fully repaid and the related debt discounts of $696,502 were fully expensed as a loss on the extinguishment of debt in the twelve months ended December 31, 2024. The Notes subject to the Notes Amendment were partially repaid, this payment totaled $1,580,363, and the ratable portion of the related debt discounts totaling $215,773 was included as amortized interest in the twelve months ended December 31, 2024. The remaining debt discounts will continue to be amortized as interest over the remaining term of the Notes. The Notes Amendment only allowed for the partial prepayment of principal and did not change any other terms of the Notes, and the present value of expected cash flows over the remaining life of the Notes remains substantially unchanged by the modification of these Notes.

SOW GOOD INC.

Notes to Financial Statements

Common Stock Sold for Cash

On December 31, 2024, Ira and Claudia Goldfarb purchased 12,374 shares of common stock jointly, at a share price of $2.05 pursuant to a Stock Purchase Agreement.

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units. As of December 31, 2024, 1,042,862 shares of our common stock have been issued under the registration netting aggregate proceeds of $2,191,213.

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

On January 5, 2024, the Company appointed Edward Shensky as a member of the Board of Directors of the Company effective immediately. Pursuant to the Company’s Non-Employee Director Compensation Plan, Mr. Shensky received annualized compensation of $25,000, paid in common stock.

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

SOW GOOD INC.

Notes to Financial Statements

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

2024 Stock Incentive Plan

Effective February 15, 2024, the Board of Directors adopted the 2024 Stock Incentive Plan (the “2024 Plan”) under which a total of 3,000,000 share of our common stock have been reserved for issuance of Incentive Stock Options, or ISOs, Non-Qualified Stock Options, or NSOs, restricted share awards, stock unit awards, SARs, other stock-based awards, performance-based stock awards, (collectively, “stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as “awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries, and affiliates.

The following table sets forth shares authorized and available under our incentive plans at December 31, 2024:

	Options Authorized	Options Granted	Options Exercised	Options Cancelled or Expired	Options Outstanding	Options Available to be Issued
2016 Plan	12,712	3,333	-	1,000	2,333	10,379
2020 Plan	2,964,150	2,745,084	50,459	201,028	2,493,597	470,553
2024 Plan	3,000,000	96,861	-	8,000	88,861	2,911,139

Outstanding Options

The following is a summary of information about the Stock Options outstanding at December 31, 2024:

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares		Average	Weighted	Shares	Weighted
	Underlying		Remaining	Average	Underlying	Average
	Options	Range of	Contractual	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Price
December 31, 2023	2,620,813	$2.35 - $195.00	6.6	$19.38	271,259	$4.69
December 31, 2024	2,584,791	$2.35 - $40.00	8.35	$20.06	552,856	$6.56

SOW GOOD INC.

Notes to Financial Statements

The following is a summary of activity of outstanding stock options at December 31, 2024:

		Weighted
		Average	Average
	Number	Exercise	Intrinsic
	of Shares	Prices	Value
Balance, December 31, 2022	590,991	$4.53	$2,677,189
Options granted	2,050,905	23.55
Options cancelled	(21,083)	(2.84)
Balance, December 31, 2023	2,620,813	$19.38	$50,802,052
Options granted	118,111	15.37
Options exercised	(50,459)	(3.25)
Options cancelled	(88,850)	(6.84)
Options expired	(14,824)	(9.67)
Balance, December 31, 2024	2,584,791	$20.06	$51,844,122

Exercisable, December 31, 2024	552,856	$6.37	$3,521,693

Options Granted

During the twelve months ended December 31, 2024, 25 employees were granted options to purchase an aggregate of 118,111 shares of the Company's common stock, having a weighted average exercise price of $15.37, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The Company uses the Black-Scholes Pricing Model to determine the fair value of options at the grant date. Inputs to this model include, expected term, risk-free interest rate, volatility, and the dividend rate. Due to a limited exercise history, the Company uses the simplified method of calculating expected term, which results in expected term of 6.8 years options granted in 2024. The Company uses an interest rate from the U.S. Department of the Treasury’s published yield curve which corresponds to the expected term. The annualized monthly volatility rate was 92 to 97%. The weighted average estimated fair value using the Black-Scholes Pricing Model, based on these inputs was $12.38, per share, or $1,462,214 total expense. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 88,850 options with a weighted average strike price of $9.67 per share were forfeited by former employees during the twelve months ended December 31, 2024. Reductions to share compensation expense recognized at the time of forfeiture.

Options Expired

During the twelve months ended December 31, 2024, options expirations consisted of 333 options with a $112.20 strike price, and 14,491 options with a $5.41 strike price.

Options Exercised

A total of 50,459 options were exercised during the twelve months ended December 31, 2024. No options were exercised during the twelve months ended December 31, 2023. Proceeds from options exercises during the twelve months ended December 31, 2024 amounted to $163,854.

SOW GOOD INC.

Notes to Financial Statements

Options Exercisable

There were 552,856 options exercisable as of December 31, 2024.

Options Expense

The Company recognized compensation expense net of forfeitures related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the twelve months ended December 31, 2024 and 2023, as follows:

	For the Year Ended
	December 31,
	2024	2023
Directors	$86,892	$91,990
Officers	4,214,949	238,932
Employees	209,815	68,304
Total amortized options expense	$4,511,656	$711,037

As of December 31, 2024, the remaining unamortized balance to be expensed over the next five years is $11,083,090 and the weighted-average period over which these awards are expected to be recognized is approximately 1.65 years.

Note 14 – Warrants

Warrants Exercised

A total of 2,186,250 warrants related to the issuance of debt were fully exercised at an average price of $2.50, and the proceeds were used to repay certain Notes Payable. The debt discounts relating to the warrants were either written off as a loss on early extinguishment of debt, to the extent that the related Notes Payable were fully retired, or amortized to interest expense for those Notes which were partially extinguished. The Company realized a loss on early extinguishment of debt of $696,502 for twelve months ended December 31, 2024. Interest expense related to debt discount amortization was $1,088,264 and $1,173,986 for the twelve months ended December 31, 2024 and 2023, respectively. Another 52,500 warrants were exercised at an exercise price of $4.00 during the period.

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

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of 5 years, were outstanding as of December 31, 2024.

SOW GOOD INC.

Notes to Financial Statements

No warrants were cancelled or expired during the twelve months ended December 31, 2024.

Note 15 - Segment Reporting

The Company operates as a single reportable segment, which is engaged in the production and sale of freeze-dried candy products. The Chief Operating Decision Maker ("CODM"), who is the Company’s Chief Executive Officer, evaluates the performance of the business and allocates resources based on a review of the Statement of Operations presented on a consolidated basis. The CODM does not review assets in evaluating the results of the freeze-dried candy segment, and therefore, such information is not presented. The accounting policies of the freeze-dried candy segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The following table provides the operating financial results of our freeze-dried candy segment for the twelve months ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Revenues	$31,992,511	$16,070,924
Less: Significant other segment expenses
Cost of goods sold	19,017,498	12,795,754
Salaries and benefits	7,824,030	2,314,047
Professional services	1,589,287	688,023
Other general and administrative expenses	5,086,342	1,389,726
Depreciation and amortization	31,644	104,058
Interest expense, net	1,325,845	1,839,749
Loss on early extinguishment of debt	696,502	-
Income tax expense (benefit)	123,579	-
Segment net income	$(3,702,216)	$(3,060,433)

Note 16 - Earnings Per Share

Basic and diluted earnings per share for the three and nine months ended December 31, 2024 and December 31, 2023:

	Year Ended
	December 31,
	2024	2023
Net loss attributable to common shareholders	$(3,702,216)	$(3,060,433)

Basic and diluted weighted average shares	9,238,233	5,168,339

Basic and diluted loss per share	$(0.40)	$(0.59)

SOW GOOD INC.

Notes to Financial Statements

The table below includes information related to stock options and warrants that were outstanding at the end the twelve months ended December 31, 2024 and December 31, 2023. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive.

	Year Ended
	December 31,
	2024	2023
Weighted average stock options	2,520,374	1,060,717
Weighted average price of stock options	$20.06	$19.38

Weighted average warrants	779,813	2,084,994
Weighted average price of warrants	$4.56	$2.50

Average price of common stock	$12.01	$5.37

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

The Company recognized income tax expense of $123,579 and $0 for the periods ended December 31, 2024 and 2023, respectively.

The effective income tax rate for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Federal statutory income tax rate	21.00%	21.00%
State income taxes	0.00%	0.00%
Permanent differences	(0.16)%	(0.21)%
Change in effective state income tax rate	0.00%	0.00%
True up prior year tax return	0.05%	0.06%
Change in valuation allowance	(0.11)%	(20.85)%
Net effective income tax rate	20.78%	0.00%

SOW GOOD INC.

Notes to Financial Statements

The components of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryovers	$8,835,743	$9,391,254
Stock compensation	3,587,594	2,578,060
Stock-based debt discounts	669,499	440,963
Goodwill and intangibles	1,012,214	1,106,693
Reorganization costs	28,135	28,135
Allowances	237,044	132
Total deferred tax assets	$14,370,229	$13,545,237

Deferred tax liabilities:
Property and equipment	(672,148)	(561,128)
Total deferred liabilities	(672,148)	(561,128)

Net deferred tax assets (liabilities)	13,698,081	12,984,109
Less: valuation allowance	(13,698,081)	(12,984,109)
Deferred tax assets (liabilities)	$-	$-

As of December 31, 2024, the Company has a net operating loss carryover of approximately $42,074,964. Under existing Federal law, a portion of the net operating loss may be utilized to offset taxable income through the year ended December 31, 2037. A portion of the net operating loss (“NOL”) carryover begins to expire in 2031. For tax years beginning after December 31, 2017 pursuant to the enactment of the Tax Cuts and Jobs Act (“TCJA”) net operating losses now carry forward indefinitely but are limited to offsetting 80% of taxable income in a tax year. Of the total estimated net operating loss as of December 31, 2024 , approximately $16,603,694 of the Company’s NOL is subject to the TCJA net operating loss provisions.

ASC Topic 740 provides that a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2024, the Company is increasing its valuation allowance from $12,984,109 to $13,698,081 due to a decrease in the net estimated deferred tax assets. At this time, the Company believes it is more likely than not that the benefit of the remaining net deferred tax assets will not be realized, the Company will continue to evaluate this valuation allowance quarterly.

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

The Company adopted the provisions of ASC Topic 740 regarding uncertainty in income taxes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2024. We account for income taxes under the provisions of ASC Topic 740, Income taxes, which provides for an asset and liability approach for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The Company has found no significant uncertain tax positions as of any date on or before December 31, 2024.

SOW GOOD INC.

Notes to Financial Statements

Note 18 – Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company conducted an evaluation to determine the Company's independent registered public accounting firm for the fiscal year ending December 31, 2023. Following the evaluation, on August 23, 2023, the Audit Committee approved the appointment of Urish Popeck & Co., LLC ("UPCO”) as the Company's independent public accounting firm to audit the Company's consolidated financial statements for the fiscal year ending December 31, 2024 and to review the Company's quarterly consolidated financial statements beginning with the third quarter of the 2023 fiscal year. On the same date, the Audit Committee approved the dismissal of M&K CPAS, PLLC ("M&K”) as the Company's independent registered public accounting firm.

During the years ended December 31, 2024 and 2023 there were no disagreements with M&K or UPCO.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation as of December 31, 2024, our Chief Executive Officer, Claudia Goldfarb, and our Interim Chief Financial Officer, Brendon Fischer, concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 27, 2025:

Name	Age	Position
Claudia Goldfarb	50	Chief Executive Officer
Ira Goldfarb	68	Executive Chairman; Chairman of the Board of Directors
Brendon Fischer	47	Interim Chief Financial Officer
Joe Mueller	56	Director
Lyle Berman	84	Director
Edward Shensky	74	Director
Chris Ludeman	67	Director

Executive Officers

Claudia Goldfarb. Claudia Goldfarb has served as our Chief Executive Officer since October 2020, and served as our interim Chief Financial Officer from April 2022 until November 2023, and from March 2024 until April 2024. Prior to that, Mrs. Goldfarb served as President and Chief Operating Officer of Prairie Dog Pet Products, LLC between January 2010 and July 2020. From 2010 until 2012, Mrs. Goldfarb also served as Chief Operating Officer of PGT Holdings. Mrs. Goldfarb attended St. Mary’s University in San Antonio, Texas to pursue an accounting degree. Mr. Ira Goldfarb, who is our Executive Chairman and Chairman of the Board of Directors, is Mrs. Claudia Goldfarb’s husband. Mrs. Goldfarb was selected to serve on our Board of Directors due to her history with the Company and extensive product development, manufacturing and implementation experience in the consumer-packaged goods industry.

Ira Goldfarb. Ira Goldfarb has served as our Executive Chairman and Chairman of the Board of Directors since October 2020. Prior to that, from January 2012 until July 2020, Mr. Goldfarb founded and served as Chief Executive Officer of Prairie Dog Pet Products, LLC. Mr. Goldfarb also served as Chief Executive Officer of PGT Holdings from 2010 until 2012, and served as Chief Executive Officer of DS Retail Holdings, LLC, from 2006 until 2009. In 2009, Mr. Goldfarb co-founded Operation Ava Inc., one of the largest cat and dog rescue groups in Pennsylvania. Mr. Goldfarb attended the Fashion Institute of Technology in New York, New York. Mr. Goldfarb is the husband of Mrs. Claudia Goldfarb, who is our Chief Executive Officer. Mr. Goldfarb was selected to serve on our Board of Directors due to his history with the Company and extensive business, operational and management experience in the consumer-packaged goods industry.

Brendon Fischer. Brendon Fischer has served as our interim Chief Financial Officer since April 2024 prior to which he served as an internal consultant in the accounting department of the Company beginning in June 2023. Before joining Sow Good in June 2023, Mr. Fischer served as the chief investment officer, managing director, and chief compliance officer of Fischer Capital Management, an investment advisory firm he founded in 2018. From February 2012 to May 2018 he was an assistant investment officer and portfolio manager at Rocky Mountain Advisors, managing a $1.3 billion publicly traded fund formerly known as the Boulder Growth & Income Fund (NYSE: STEW). Prior to these roles, he spent over a decade analyzing and maintaining equity and debt research coverage of public and private companies at H.I.G. WhiteHorse and Ulland Investment Advisors, with an early focus on small cap growth companies. Mr. Fischer holds a B.A. in Economics from Carleton College and a Master of Business Administration from the McCombs School of Business at the University of Texas at Austin. He is also an active CFA charterholder and a member of the Dallas Fort Worth CFA Society.

Directors

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

Lyle Berman. Lyle Berman has been a director of Sow Good Inc. since October 2020 and has served as chair of the Compensation Committee since April 2024. From 1999 until 2015, Mr. Berman served as Chairman of the Board and Chief Executive Officer of Lakes Entertainment Inc. From 1993 until 2000, Mr. Berman served as Chief Executive Officer of Rainforest Café, Inc., and from 1991 until 1998, Mr. Berman served as the Chairman of the Board of Directors of Grand Casinos, Inc. Mr. Berman holds a degree in Business Administration from the University of Minnesota. Mr. Lyle Berman is the father of one of our former directors, Mr. Bradley Berman. Mr. Berman was selected to serve on our Board of Directors because of his experience as a chief executive officer and his knowledge of public and private companies. With a proven track record of success and a wealth of experience, Lyle Berman brings invaluable insights and leadership qualities that can significantly benefit any company’s board of directors.

Chris Ludeman. Chris Ludeman has served as a Director and Chairperson of the Audit Committee since January 2021. From March 2011 until January 2025, Mr. Ludeman served as Global President of Capital Markets at CBRE, where he also served as a member of the Global Operating Committee and on the Americas Operations Management Board. Mr. Ludeman holds a Bachelor of Arts degree from the University of California, Santa Barbara. Mr. Ludeman was selected to serve on our Board of Directors because of his extensive management and institutional investor experience as well as his knowledge of capital markets.

Edward Shensky. Edward Shensky has served as a Director since January 2024 and as chair of the Nominating and Corporate Governance Committee since April 2024. Mr. Shensky has been a senior shareholder at Stark & Stark full-service law firm providing legal services across more than 30 practice areas since 2017. Prior to that, Mr. Shensky was an equity holder at Stark & Stark from 2007 until 2017. Mr. Shensky headed the medical malpractice and personal injury group in Yardley, Pennsylvania and was instrumental in expanding the firm’s litigation team in those practice areas. Mr. Shensky received his juris doctorate degree from Temple University Law School in 1978. Mr. Shensky was selected to serve on our Board of Directors because of his legal experience and prior experience serving on the risk management board for a UK-based manufacturing company and the Strategic Planning Committee for a major charitable organization headquartered in Pennsylvania.

Composition of our Board of Directors

Our business and affairs are managed under the direction of our board of directors. We currently have six directors, who are elected annually. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected. No director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate.

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

Audit Committee

Our audit committee consists of Chris Ludeman and Edward Shensky. Our board of directors has determined that each satisfies the independence requirements under listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Chris Ludeman, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The principal duties and responsibilities of our audit committee include, among other things:

•
selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
helping to maintain and foster an open avenue of communication between management and the independent registered public accounting firm;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and full fiscal year operating results;
•
developing “whistle-blower” procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing our policies on risk assessment and risk management;
•
reviewing related party transactions;
•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes its internal controls environment and procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•
approving (or, as permitted, pre-approving) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Insider Trading Policy

We have adopted an Insider Trading and Communications Policy, attached as Exhibit 19.1 hereto, which governs the purchase, sale, and other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards.

Board Leadership Structure

Our Board of Directors has no formal policy with respect to separation of the positions of Executive Chairman and Chief Executive Officer or with respect to whether the Executive Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time based on the position and direction of the Company and the membership of the Board. The Board has determined that having Ira Goldfarb serve as Executive Chairman and Claudia Goldfarb as the Chief Executive Officer is in the best interest of the Company’s stockholders at this time.

Advisory Panel

The Company has an Advisory Panel consisting of three members in experience in finance, manufacturing and sales that provide guidance to the Company in these areas.

Code of Ethics and Conduct

Our board of directors has adopted a code of ethics and conduct for all employees, including our executive and senior financial officers. The code of ethics and conduct is available on the investors portion of our websites at www.thisissowgood.com and www.sowginc.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Annual Meeting Attendance

Each of the Directors attended the annual meeting held in 2024. The Company did not hold an annual meeting of stockholders in 2023. The Board of Directors will encourage Directors to attend annual meetings in the future.

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

Delinquent Section 16(a) Reports

For the fiscal year ended December 31, 2024, we believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner with the following exceptions:

•
The Form 5 filed on February 9, 2024, correcting the number of securities Claudia Goldfarb beneficially owned in 2023.
•
The Form 5 filed on February 9, 2024, correcting the number of securities Ira Goldfarb beneficially owned in 2023.

•
The Form 5 filed on February 9, 2024, correcting the number of securities that Chris Ludeman beneficially owned in 2023.
•
The Form 5 filed on February 9, 2024, correcting the number of securities Joe Mueller beneficially owned in 2023.
•
The Form 5 filed on February 1, 2024, correcting the number of securities Bradley Berman, a former director of the Company, beneficially owned in 2023.
•
The Form 5 filed on February 1, 2024, correcting the number of securities Lyle Berman beneficially owned in 2023.
•
The Form 3 filed on April 12, 2024, to report that Benno Fischer had become a 10% owner on November 21, 2023.
•
The Form 4 filed on April 12, 2024, reporting two transactions for the acquisition of shares by Benno Fischer.

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

Executive Compensation Program

For the years ended December 31, 2024 and 2023, the compensation for our named executive officers generally consisted of a base salary and equity bonuses. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success.

Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salaries

Executive officer base salaries are based on job responsibilities and individual contribution. Our board of directors review the base salaries of our executive officers, including our named executive officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Claudia Goldfarb, Ira Goldfarb, Keith Terreri and Brendon Fischer are our only named executive officers that have an employment agreement with us.

On December 15, 2023, the Company entered into an Amended Executive Employment Agreement with Chief Executive Officer and member of the Board of Directors Claudia Goldfarb (the “Employment Agreement of Claudia Goldfarb”). The Employment Agreement of Claudia Goldfarb amended and restated Mrs. Goldfarb’s employment agreement with the Company dated, October 1, 2020. The Employment Agreement of Claudia Goldfarb provides that Mrs. Goldfarb will be entitled to receive an annual base salary of $575,000. Additionally, beginning with the fiscal year 2024, Mrs. Goldfarb is entitled to a discretionary cash bonus of up to 100% of this then-current base salary, based on revenue and EBITDA targets set forth in the Employment Agreement of Claudia Goldfarb.

On December 15, 2023, the Company entered into an Amended Executive Employment Agreement with Executive Chairman and Chairman of the Board of Directors Ira Goldfarb (the "Employment Agreement of Ira Goldfarb”). The Employment Agreement of Ira Goldfarb amended and restated Mr. Goldfarb’s employment agreement with the Company dated, October 1, 2020. The Employment Agreement of Ira Goldfarb provides that Mr. Goldfarb will be entitled to receive an annual base salary of $625,000. Additionally, beginning with the fiscal year 2024, Mr. Goldfarb is entitled to a discretionary cash bonus of up to 100% of this then-current base salary, based on revenue and EBITDA targets set forth in the Employment Agreement of Ira Goldfarb.

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

On April 15, 2024, the Board authorized and entered into an Employment Agreement with Brendon Fischer, the Company’s Interim Chief Financial Officer. The Employment Agreement provides for Mr. Fischer’s entitlement to receive an annual base salary of $225,000. Additionally, the Employment Agreement provides for Mr. Fischer’s entitlement to a grant of 22,500 stock options, representing the right to purchase shares of the Company’s common stock, subject to Mr. Fischer’s continuous service to the Company through each vesting date.

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the years ended December 31, 2024 and 2023, all executive officer base salary decisions were approved by the board of directors.

The 2024 annual base salaries for our named executive officers were as follows: (1) $625,000 for Ira Goldfarb, (2) $575,000 for Claudia Goldfarb and (3) $219,231 for Brendon Fischer and (4) $58,154 for Keith Terreri, our former chief financial officer. The 2023 annual base salaries for our named executive officers were as follows: (1) $165,000 for Ira Goldfarb, (2) $146,250 for Claudia Goldfarb and (3) $11,423 for Keith Terreri, our former chief financial officer.

Incentive Compensation Awards

In addition to the awards under our 2016 Plan, 2018 Plan and 2020 Plan described below, cash bonuses totaling $250,000 were awarded in 2023 and paid in 2024. No bonuses were awarded for the year ended December 31, 2024.

In the Employment Agreement of Claudia Goldfarb and the Employment Agreement of Ira Goldfarb, each of Claudia and Ira Goldfarb have bonus targets based on (i) revenue and (ii) Adjusted EBITDA. See “—Base Salaries” for more information regarding their bonus targets. For the year ended December 31, 2023, the Company awarded Claudia Goldfarb a discretionary cash bonus of $125,000 pursuant to the terms of the Employment Agreement of Claudia Goldfarb and the Company awarded Ira Goldfarb a discretionary cash bonus of $125,000 pursuant to the terms of the Employment Agreement of Ira Goldfarb.

We evaluate whether bonuses will be paid each year using the following parameters in justifying and quantifying bonuses for our named executive officers and other officers of the Company: (1) the growth in our revenue, (2) the growth in our earnings before Adjusted EBITDA, and (3) our stock price.

Equity Incentive Awards

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

Amendment to the 2020 Stock Incentive Plan

On January 8, 2024, our stockholders took action by written consent to ratify the amendment to the 2020 Stock Incentive Plan (the “2020 Plan”) approved by the board of directors of the Company on December 15, 2023. On December 15, 2023, our Board approved an amendment to the 2020 Plan to effect an increase in the number of shares that remain available for issuance under the 2020 Plan by an additional 2,150,000 shares up to an aggregate of 2,964,150 shares available for issuance under the 2020 Plan (the “2020 Plan Amendment”). Before the 2020 Plan Amendment, the number of shares available for issuance under the 2020 Plan would be too limited to effectively operate as an incentive and retention tool for employees, officers, directors, non-employee directors and consultants of the Company and its affiliates (as defined in the 2020 Plan). The 2020 Plan and the approved increase enabled us to continue our policy of equity ownership by employees, officers, directors, non-employee directors and consultants of the Company and its affiliates as an incentive to contribute to the creation of long-term value for our stockholders.

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

2024 Stock Incentive Plan

Effective February 15, 2024, the board of directors of the Company adopted the 2024 Plan (the “2024 Plan”) under which a total of 3,000,000 share of our common stock have been reserved for issuance of Incentive Stock Options, or ISOs, Non-Qualified Stock Options, or NSOs, restricted share awards, stock unit awards, SARs, other stock-based awards, performance-based stock awards, (collectively, “stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as “awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries, and affiliates. Our 2024 Plan has been approved by stockholder holding a majority of the aggregate issued and outstanding shares of the Company’s voting stock. The initial aggregate number of shares of the Company’s common stock available for issuance under the 2024 Plan is equal to 3,000,000 shares of common stock including the number of reserved shares not issued or subject to outstanding grants under each of the prior incentive plans as of the effective date.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Ira Goldfarb,(1)	2024	$625,000	$—	$—	$125,000	$—	$—	$750,000
Executive Chairman	2023	$165,000	$—	$6,996,207	$195,462	$—	$—	$7,356,669

Claudia Goldfarb,(2)	2024	$575,000	$—	$—	$125,000	$—	$—	$700,000
Chief Executive Officer	2023	$146,250	$—	$6,296,586	$173,250	$—	$—	$6,616,086

Brendon Fischer,(3)	2024	$219,231	$—	$28,900	$—	$—	$—	$248,131
Interim Chief Financial Officer	2023	$—	$—	$89,600	$—	$—	$—	$89,600

Keith Terreri,(4)	2024	$58,154	$—	$—	$—	$—	$—	$58,154
Former Chief Financial Officer	2023	$11,423	$—	$138,240	$—	$—	$—	$149,663
(1)
Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and a total of $625,000 in cash per year commencing on December 15, 2023. On December 15, 2023, we granted Mr. Goldfarb an option to purchase 500,000 shares of common stock at an exercise price of $40.00 per share. The estimated average fair value per share of stock option based on the Monte Carlo Simulation, was $5.84 per share for a total value of $2,918,207. On December 15, 2023, we granted Mr. Goldfarb an option to purchase 500,000 shares of common stock at an exercise price of $9.75 per share. The estimated value using the Black-Scholes Pricing Model, based on an annualized monthly volatility rate of 96.7838% and a call option value of $8.16, was $4,078,000.
(2)
Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and $575,000 in cash per year commencing on December 15, 2023. On December 15, 2023 we granted Mrs. Goldfarb an option to purchase 450,000 shares of common stock at an exercise price of $40.00 per share. The estimated average fair value per share of stock option based on the Monte Carlo Simulation, was $5.84 per share for a total value of $2,626,386. On December 15, 2023, we granted Mrs. Goldfarb an option to purchase 450,000 shares of common stock at an exercise price of $9.75 per share. The estimated value using the Black-Scholes Pricing Model, based on an annualized monthly volatility rate of 96.7838% and a call option value of $8.16, was $3,670,200.
(3)
Mr. Fischer was appointed Interim Chief Financial Officer on April 15, 2024. The Company agreed to compensate Mr. Fischer a base salary of $225,000. Additionally, the Company provided a grant of to purchase 22,500 shares of common stock, subject to

Mr. Fischer’s continuous service to the Company through each vesting date. The estimated value using the Black-Scholes Pricing Model, based on an annualized monthly volatility rate of 96.2% and a call option value of $5.28, was $118,500.
(4)
Mr. Terreri was appointed Chief Financial Officer on November 20, 2023. We have agreed to compensate Mr. Terreri a total of $270,000 in cash per year. On November 13, 2023, we granted Mr. Terreri an option to purchase 27,000 shares of common stock at an exercise price of $6.19 per share, subject to Mr. Terreri's continuous service to the Company through each vesting date. The estimated value using the Black-Scholes Pricing Model, based on an annualized monthly volatility rate of 97.121% and a call option value of $5.11, was $138,240. Effective March 4, 2024, Mr. Terreri resigned from employment with the Company, forfeiting his stock options.

The board of directors of the Company grants equity awards based on performance during regularly scheduled annual performance reviews. The board of directors of the Company has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Employment Agreements

Other than as described above, we have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2024.

Outstanding Option Awards at Fiscal Year-End
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options (#)	Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price	Date
Ira Goldfarb, Executive Chairman	—	500,000	(1)	$9.75	December 14, 2033
	—	500,000	(2)	$40.00	December 14, 2033
	75,000	—	(3)	$3.70	January 3, 2031
	9,900	6,600	(4)	$4.00	December 27, 2030
	30,000	20,000	(5)	$5.25	October 1, 2030

Claudia Goldfarb, Chief Executive Officer	—	450,000	(1)	$9.75	December 14, 2033
	—	450,000	(2)	$40.00	December 14, 2033
	75,000	—	(3)	$3.70	October 1, 2030
	9,900	6,600	(4)	$4.00	December 27, 2030
	30,000	20,000	(5)	$5.25	October 1, 2030

Brendon Fischer, Interim Chief Financial Officer	—	17,500	(6)	$6.19	December 1, 2033
		5,000	(7)	$7.13	January 30, 2034
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
(6)
Options granted on November 6, 2023, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.
(7)
Options granted on January 31, 2024, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2024.

2024 Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Bradley Berman, former Director	$-	$50,000	$-	$-	$-	$-	$50,000
Lyle Berman	$-	$50,000	$-	$-	$-	$-	$50,000
Chris Ludeman	$-	$56,244	$-	$-	$-	$-	$56,244
Joe Mueller	$-	$50,000	$-	$-	$-	$-	$50,000
Edward Shensky	$-	$50,000	$-	$-	$-	$-	$50,000

Our non-employee directors did not receive any cash compensation for their service as a non-employee director during the years ended December 31, 2024.

On January 10, 2024 we issued Mr. Bradley Berman 1,267 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Bradley Berman 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Bradley Berman's stock compensation totaled $50,000 for the year ended December 31, 2024.

On January 10, 2024 we issued Mr. Lyle Berman 1,267 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Lyle Berman 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Lyle Berman's stock compensation totaled $50,000 for the year ended December 31, 2024.

On January 10, 2024 we issued Mr. Chris Ludeman 1,267 shares of common stock for annual director services and an additional 759 shares of common stock for his service as the audit committee chair. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $16,613. On February 9, 2024, we issued Mr. Ludeman 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Ludeman's stock compensation totaled $56,224 for the year ended December 31, 2024.

On January 10, 2024 we issued Mr. Joe Mueller 1,267 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Mueller 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Mueller's stock compensation totaled $50,000 for the year ended December 31, 2024.

On January 10, 2024 we issued Mr. Edward Shensky 1,233 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Shensky 4,112 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Shensky's stock compensation totaled $50,000 for the year ended December 31, 2024.

2023 Director Compensation

On June 1, 2023, we issued Mr. Bradley Berman 4,404 shares of common stock for annual director services. The fair value of the common stock was $26,644 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Lyle Berman a total of 4,404 shares of common stock for annual director services. The fair value of the common stock was $26,644 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Ludeman a total of 7,046 of common stock, respectively, for annual director and audit committee services. The aggregate fair value of the common stock was $42,628 based on the closing price of the Company’s common stock on the respective grant dates.

On June 1, 2023, we issued Mr. Mueller a total of 3,000 shares of common stock for annual director services. The fair value of the common stock was $18,150 based on the closing price of the Company’s common stock on the date of grant.

On June 1, 2023, we issued Mr. Creed, who is a former director of the Company, a total of 1,845 shares of common stock for annual director services. The fair value of the common stock was $11,162 based on the closing price of the Company’s common stock on the date of grant.

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

For the fiscal year ended December 31, 2024, we issued 96,861 stock options pursuant to the 2024 Plan. There were 8,000 options forfeited pursuant to the 2024 Plan during the year ended December 31, 2024, respectively. The following table sets forth certain information regarding our 2024 Plan as of December 31, 2024:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2024 Plan
3,000,000	$17.25	2,911,139

For the fiscal years ended December 31, 2024 and 2023, we issued 21,250 and 2,050,905 stock options pursuant to the 2020 Plan. There were 145,467 and 45,233 options cancelled or forfeited pursuant to the 2020 Plan during the years ended December 31, 2024 and 2023, respectively. The following table sets forth certain information regarding our 2020 Plan as of December 31, 2024:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
2,493,597	$19.39	470,553

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. For the fiscal years ended December 31, 2024 and 2023, we issued no stock options pursuant to the 2016 Plan. There were no options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2024 and 2023. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2024:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
2,333	$12.00	10,379

Beneficial Ownership Table

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2025, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. March 25, 2025, we had 11,890,174 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 25, 2025. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Ira Goldfarb, Executive Chairman of Board(2)	3,473,997	29.2%
Claudia Goldfarb, Chief Executive Officer, Director(3)	2,377,537	20.0%
Brendon Fischer, Interim Chief Financial Officer	13,000	*
Lyle Berman, Director(4)	1,259,728	10.6%
Chris Ludeman, Director(5)	175,602	1.5%
Joe Mueller, Director(6)	44,892	*
Edward Shensky, Director	59,269	*
All Directors and Executive Officers as a Group (7 persons)	7,404,025	62.3%
Calm Waters Partnership	859,288	7.2%
Benno Fisher(7)	805,643	6.8%

* Represents beneficial ownership of less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 25, 2025.
(2)
Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb, 473,891 shares held in joint tenancy, and 218,200 shares which may be purchased pursuant to stock options exercisable within 60 days of March 25, 2025. Also includes 1,057,646 shares held by the Ira Goldfarb Irrevocable Trust, for which Mr. Goldfarb is a trustee and holds a pecuniary interest, and 17,646 shares held by trusts for the children of Mr. Goldfarb, for which Mr. Goldfarb is trustee.
(3)
Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb, 473,891 shares held in joint tenancy, 208,200 shares which may be purchased pursuant to stock options exercisable within 60 days of March 25, 2025.
(4)
Includes 20,653 shares which may be purchased pursuant to stock options exercisable within 60 days of March 25, 2025, and 26,250 shares which may be purchased pursuant to warrants exercisable within 60 days of March 25, 2025. Also includes 1,695,900 shares held by the Lyle A. Berman Revocable Trust, and 6,750 shares held by Berman Consulting Corporation, in which Mr. Lyle Berman holds a pecuniary interest. Does not include 124,742 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Gary Raimist is trustee.
(5)
Includes 97,058 shares held by Christopher R. & Lynda M. Ludeman JTWROS. Includes 24,151 shares which may be purchased pursuant to stock options exercisable within 60 days of March 25, 2025.
(6)
Includes 9,660 shares which may be purchased pursuant to stock options exercisable within 60 days of March 25, 2025.
(7)
Includes 175,000 shares held by Ben J. Fischer JTWROS Laree P. Hulshoff JTWROS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amount involved exceeded or exceeds $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

Common Stock Sold for Cash

Common Stock Issued

On December 31, 2024, Ira and Claudia Goldfarb purchased 12,374 shares of common stock jointly, at a share price of $2.05 pursuant to a Stock Purchase Agreement.

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, Executive Chairman and CEO, respectively	17,242	$125,000
Lyle A. Berman Revocable Trust, Director	68,966	500,000
Bradley Berman, former Director	30,000	217,500
Edward Shensky, Director	13,794	100,000
Brendon Fischer	8,000	58,000
Cesar J. Gutierrez	10,345	75,000
Alexandria Gutierrez	3,449	25,000
Ava Gutierrez	3,449	25,000
Brett Goldfarb	3,449	25,000
	158,694	$1,150,500

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company appointed Urish Popeck & Co., LLC (“UPCO”) as the Company's independent public accounting firm to audit the Company’s consolidated financial statements for the fiscal years ending December 31, 2024 and 2023, and to review the Company's quarterly consolidated financial statements beginning with the third quarter of the 2023 fiscal year.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by UPCO for the audit of the Company’s annual financial statements for the December 31, 2024 and December 31, 2023.

	Year Ended December 31,
	2024	2023
Audit fees(1)	$107,500	$57,500
Audit related fees	-	-
Tax fees	-	-
All other fees(2)	10,000	-
Total	$117,500	$57,500
(1)
Audit fees were principally for audit services and work performed in the review of the financial statements included in the Company’s quarterly reports on Form 10-Q and the preparation, review and audit of the financial statements included in the Company’s annual report on Form 10-K.
(2)
Support for Form S-1 and S-1/A filings and related services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the twelve months ended December 31, 2024 and 2023.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2024 with management and UPCO, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Chris Ludeman, Chairman of the Audit Committee

Edward Shensky, Audit Committee Member

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

4.1

Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

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

10.3

Amended Executive Employment Agreement, dated December 15, 2023, between Ira Goldfarb and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 20, 2023)

10.4

Employment Agreement, dated December 1, 2023, between Keith Terreri and Sow Good Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 11, 2024)

10.5

Stock Purchase Agreement, dated July 2, 2021, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on July 7, 2021)

10.6

Form of Note and Warrant Purchase Agreement, dated April 8, 2022, by and among Sow Good Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

10.7	Form of April 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 14, 2022)

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

10.10	Form of August 2022 Promissory Note (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on August 25, 2022)

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

10.13#	2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

10.14#	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on December 14, 2016)

10.15#	2018 Stock Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.16#	Form of 2018 Management Incentive Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 6, 2018)

10.17#	2020 Stock Incentive Plan (incorporated by reference to Annex C of the DEF 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 10, 2020)

10.18#

Amendment to 2020 Stock Incentive Plan, dated October 1, 2020 (incorporated by reference to Exhibit 4.9 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.19#

Amendment to 2020 Stock Incentive Plan, dated January 4, 2021 (incorporated by reference to Exhibit 4.10 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.20#

Amendment to 2020 Stock Incentive Plan, dated March 19, 2021 (incorporated by reference to Exhibit 4.11 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2021)

10.21#	Amendment to 2020 Stock Incentive Plan, dated January 9, 2023 (incorporated by reference from Schedule 14C filed with the Securities and Exchange Commission by Sow Good Inc. on January 25, 2024)

10.22#	Form of 2020 Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

10.23#

Form of 2020 Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 26, 2020)

10.24#

Sow Good Inc. 2024 Stock Incentive Plan, dated February 14, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.25#	Form of 2024 Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.26#	Form of 2024 Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.27#	Form of 2024 RSU Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

10.28

Lease Agreement by and between Prologis, Inc. and the Company, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on October 31, 2023)

10.29

Sublease Agreement by and between Papsa Merx S. de R.S. de C.V. and the Company, dated January 19, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 25, 2024)

10.30

Employment Agreement of Brendon Fischer, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 15, 2024)

10.31

Industrial Lease by and between the Company and USCIF Pinnacle Building B LLC, dated May 22, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 29, 2024

19.1*	Sow Good Insider Trading Policy

23.1*	Consent of Urish Popeck & Co., LLC Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

* Filed herewith.

** The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

# Indicates management contract or compensatory plan.

ITEM 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Date: March 27, 2025	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Brendon Fischer
Brendon Fischer, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 24.1

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2024 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ Claudia Goldfarb	Dated: March 27, 2025
Claudia Goldfarb, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brendon Fischer	Dated: March 27, 2025
Brendon Fischer, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Ira Goldfarb	Dated: March 27, 2025
Ira Goldfarb, Executive Chairman

By:	/s/ Lyle Berman	Dated: March 27, 2025
Lyle Berman, Director

By:	/s/ Joe Mueller	Dated: March 27, 2025
Joe Mueller, Director

By:	/s/ Chris Ludeman	Dated: March 27, 2025
Chris Ludeman, Director

By:	/s/ Edward Shensky	Dated: March 27, 2025
Edward Shensky, Director