Form 10-Q
period 2025-03-31
Sow Good Inc.
filed 2025-05-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of registrant’s common stock outstanding as of May 13, 2025 was 11,383,060

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
•
the potential for transportation, labor, and raw material cost increases
•
international risks associated with our global operations, including geopolitical conflicts, tariffs or changes in trade policies; and
•
other risks and uncertainties included in our “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,615,108	$3,723,440
Accounts receivable, net	1,332,776	460,147
Inventory, net	21,142,831	20,313,315
Prepaid inventory	83,515	55,796
Prepaid expenses	451,468	523,442
Total current assets	24,625,698	25,076,140

Property and equipment, net	11,657,760	11,802,420

Security deposit	1,355,312	1,357,956
Right-of-use asset	15,084,415	16,459,215
Total assets	$52,723,185	$54,695,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,211,753	$1,368,006
Accrued interest	53,589	-
Accrued expenses	760,053	976,153
Current portion of operating lease liabilities	2,175,280	2,599,102
Current maturities of notes payable, related parties, net of $187,883 and $304,500 of debt discounts at March 31, 2025 and December 31, 2024, respectively	2,312,117	2,195,500
Current maturities of notes payable, net of $1,100 and $13,470 of debt discounts as of March 31, 2025 and December 31, 2024, respectively	238,150	225,780
Total current liabilities	6,750,942	7,364,541

Operating lease liabilities	15,033,133	15,193,129
Notes payable	150,000	150,000

Total liabilities	21,934,075	22,707,670

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 11,383,060 and 11,300,624 shares issued and outstanding as of March 31, 2025 and December 31, 2024	11,382	11,300
Additional paid-in capital	95,790,993	94,418,972
Accumulated deficit	(65,013,265)	(62,442,211)
Total stockholders' equity	30,789,110	31,988,061

Total liabilities and stockholders' equity	$52,723,185	$54,695,731

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$2,476,922	$11,406,320
Cost of goods sold	1,374,199	6,776,882
Gross profit	1,102,723	4,629,438

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,942,556	2,350,557
Professional services	192,323	467,826
Other general and administrative expenses	1,374,448	872,260
Total general and administrative expenses	3,509,327	3,690,643
Depreciation and amortization	8,584	9,538
Total operating expenses	3,517,911	3,700,181

Net operating loss	(2,415,188)	929,257

Other income (expense):
Interest income	26,710	-
Interest expense	(182,576)	(418,669)
Total other expense	(155,866)	(418,669)

Income (loss) before income tax	(2,571,054)	510,588
Income tax (benefit) provision	-	-
Net income (loss)	$(2,571,054)	$510,588

Weighted average common shares outstanding - basic	11,349,170	6,071,769
Net income (loss) per common share - basic	$(0.23)	$0.08

Weighted average common shares outstanding - diluted	11,349,170	7,972,645
Net income (loss) per common share - diluted	$(0.23)	$0.06

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061
Common stock issued to directors for services	82,436	82	229,918	-	230,000
Proceeds from exercise of stock options and warrants	-	-	-	-	-
Common stock options granted to directors and advisors for services	-	-	6,330	-	6,330
Common stock options granted to officers and employees for services	-	-	1,135,773	-	1,135,773
Net loss for the three months ended March 31, 2025	-	-	-	(2,571,054)	(2,571,054)
Balance, March 31, 2025	11,383,060	$11,382	$95,790,993	(65,013,265)	$30,789,110

	For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in private placement offering	515,597	516	3,737,484	-	3,738,000
Common stock issued to directors for services	30,594	31	286,140	-	286,171
Common stock options granted to directors and advisors for services	-	-	28,646	-	28,646
Common stock options granted to officers and employees for services	-	-	1,056,949	-	1,056,949
Net income for the three months ended March 31, 2024	-	-	-	510,588	510,588
Balance, March 31, 2024	6,575,562	$6,576	$71,123,634	$(58,229,407)	$12,900,803

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,571,054)	$510,588
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	(15,878)	8,370
Depreciation and amortization	252,450	166,995
Non-cash amortization of right-of-use asset and liability	790,982	16,378
Common stock issued to directors for services	230,000	286,171
Amortization of stock options	1,142,103	1,085,595
Amortization of stock warrants issued as a debt discount	128,987	270,232
Decrease (increase) in current assets:
Accounts receivable	(856,751)	(365,036)
Prepaid expenses	71,974	51,009
Inventory	(857,235)	(1,256,833)
Security deposits	2,644	(11,338)
Other assets	-	(35,000)
Increase (decrease) in current liabilities:
Accounts payable	(156,253)	40,476
Accrued interest	53,589	146,244
Accrued expenses	(216,100)	383,800
Net cash (used in) provided by operating activities	(2,000,542)	1,297,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(142,467)
Cash paid for construction in progress	(107,790)	(487,865)
Net cash used in investing activities	(107,790)	(630,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net	-	3,737,999
Net cash provided by financing activities	-	3,737,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,108,332)	4,405,318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,723,440	2,410,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,615,108	$6,815,355

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$2,193
Interest received	$26,710	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$505,355	$767,703

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and stated in U.S. dollars, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment. Segment disclosures are included in Note 15 – Segment Reporting.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $917,068 at March 31, 2025. The Company had cash in excess of FDIC and SIPC insured limits of $2,199,681 at December 31, 2024. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $17,671 at March 31, 2025 and $33,549 at December 31, 2024.

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

Inventory

Inventory is valued at the lower of average cost or net realizable value. The cost of substantially all of the Company’s inventory has been determined by the first-in, first-out (“FIFO”) method.

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

Depreciation of property and equipment was $252,450 and $166,995 for the three months ended March 31, 2025 and 2024, respectively, of which $243,866 and $162,412 was allocated to cost of goods sold, respectively.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the three months ended March 31, 2025 and 2024, shipping and handling costs of $141,137 and $172,295, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the three months ended March 31, 2025, our top three customers were responsible for 52.3%, 15.6% and 15.3% of our revenues, respectively. For the quarter ended March 31, 2024, one retail customer accounted for 55% of our revenues and one food distributor accounted for 18% of our revenues. Our top five customers accounted for 89% and 84% of our revenues during each of the three months ended March 31, 2025 and 2024, respectively.

Supplier Concentration

For the three months ended March 31, 2025, our top three suppliers accounted for 76% of our purchases from vendors. For the three months ended March 31, 2024, two large candy suppliers accounted for 18% each of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy for our freeze dried candy production.

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

Stock-based compensation related to the issuance of shares of common stock for Board of Directors' services consisted of $230,000 and $286,171 for the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation related to amortization of stock option grants to officers and employees consisted of $1,135,773 and $1,056,949 for three months ended March 31, 2025 and 2024, respectively. The amortization of stock options granted to Directors is included in other general and administrative expense, and totaled $6,330 and $28,646 or three months ended March 31, 2025 and 2024, respectively. The fair values of service-based stock options are determined using the Black-Scholes options pricing model and an effective term of 6.8 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. Options are amortized over the implied service term, or the vesting period.

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

Various taxing authorities can periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. The Company has not yet undergone an examination by any taxing authorities.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

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

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of March 31, 2025, the Company had an accumulated retained deficit of $65,013,265 and a net loss for the three month period of $2,571,054. The Company had $1,615,108 and $3,723,440 of cash on hand and working capital of $17,874,756 and $17,711,599 at March 31, 2025 and December 31, 2024, respectively. The Company may not have sufficient funds to sustain operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has developed and implemented a comprehensive plan to improve the Company's financial position, which includes restructuring of debt, firmwide cost and headcount reductions, on-boarding new customers in existing markets, entering new markets overseas, and entering new product categories to fully utilize any excess capacity. In addition, management is investigating potential partnership opportunities, asset sales, and capital raises through debt and or equity offerings, including the sales of shares available under our at-the-market program.

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

Common Stock Issued to Officers and Directors for Services

On February 6, 2025, the Company issued an aggregate 82,436 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Common Stock Options Awarded to Officers and Directors

On January 29, 2025, the Company granted the Interim Chief Financial Officer options to purchase 11,250 shares of the Company’s common stock at an exercise price of $2.78 per share. These options will vest 60% on the third anniversary, and 20% and 20% each year thereafter.

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, for which an entity owned entirely by Ira Goldfarb. The lease term is through September 15, 2025, with two five-year options to extend, with a current monthly lease rate of $11,296, with approximately 3% annual escalation of lease payments.

At March 31, 2025 and December 31, 2024, included in the operating lease liabilities was $1,225,625 and $1,241,860 in connection with this lease. For the three months ended March 31, 2025 and 2024 the Company expensed $36,720 in each of the periods and paid cash of $33,887 and $32,900, respectively.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$2,312,117	$2,415,411	$2,195,500	$2,469,531
Notes payable, net of debt discounts	388,150	294,601	375,780	237,841
Total liabilities	$2,700,267	$2,710,012	$2,571,280	$2,707,372

Note 6 – Inventory

Inventory

As of March 31, 2025 and December 31, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	March 31,	December 31,
	2025	2024
Finished goods	$8,794,974	$8,816,867
Packaging materials	1,471,470	1,639,608
Work in progress	9,835,877	9,550,665
Raw materials	1,120,231	1,401,408
Inventory Reserve - Allowance for Obsolescence	(79,721)	(1,095,233)
Total inventory	$21,142,831	$20,313,315

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Prepaid Inventory

The company had reported a total of $83,515 and $55,796 in prepaid inventory as of March 31, 2025 and December 31, 2024, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Prepaid software licenses	$24,193	$44,736
Prepaid insurance costs	183,211	260,995
Prepaid other	244,064	217,711
Total prepaid expenses	$451,468	$523,442

Note 8 – Property and Equipment

Property and equipment at consist of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Machinery	$8,331,579	$7,826,224
Leasehold improvements	1,467,267	1,467,267
Software	70,000	70,000
Website	71,589	71,589
Office equipment	121,674	121,674
Construction in progress	3,642,642	4,040,207
	13,704,751	13,596,961
Less: Accumulated depreciation and amortization	(2,046,991)	(1,794,541)
Total property and equipment, net	$11,657,760	$11,802,420

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

Depreciation of property and equipment was $252,450 and $166,995 for the three months ended March 31, 2025 and 2024, respectively, of which $243,866 and $162,412 was allocated to cost of goods sold, respectively. Depreciation expense of $8,584 and $9,538, respectively, was included in operating expense.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On May 22, 2024, the Company entered into an industrial lease with USCIF Pinnacle Building B LLC. The Company leased approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the lease commenced on May 22, 2024. The lease provides for graduated rent payments starting at $122,175 per month, increasing up to $297,289 per month by the end of the lease, plus taxes, insurance and common area maintenance costs. The Company has provided a security deposit in the amount of $1,000,000 in connection with the lease. The lease may be renewed upon the extension in writing between the Company and the lessor for a period of up to 60 months. The incremental borrowing rate for the lease at the time of commencement was 10.84%.

During the three month period ended March 31, 2025, USCIF Pinnacle Building B LLC granted the Company concessions that amounted to two months of free rent. The Company accounted for the concessions as a lease modification, and revalued the right-of-use liability related to the lease using the incremental borrowing rate of 11.63%, the rate at the time of the modification. The modification resulted in a decrease in the present value of the right-of-use liability of $602,388, which was offset by a decrease in the value of the related right-of-use asset.

On January 19, 2024, Sow Good Inc., the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. The Company subleased approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The term of the lease agreement commenced on February 1, 2024. The sublease agreement provides for rent payments at fixed price of $5,250 USD per month plus the corresponding value added tax for the duration of the term. The Company is also responsible for operating expenses of the premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5,250 USD in connection with the sublease agreement. The sublease agreement does not have a renewal period. The incremental borrowing rate for the lease at the time of commencement was 10.68%.The lease will terminate in June of 2025.

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation, which the Company intends to use as production space. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increase each year, up to approximately $51,700 per month during the last year of the initial term. The Company is also responsible for operating expenses of the premises, which start at $7,835 per month, with an annual escalation of 4.3%. As a deposit on the lease, the Company is required to provide a letter of credit to Prologis, Inc. in the amount of $300,000. The lease may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. The incremental borrowing rate for the lease at the time of commencement was 9.38%.

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Right-of-Use lease cost:
Amortization of right-of-use asset	$1,116,304	$158,354

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$15,084,415	$16,459,215

Current portion of operating lease liability	$2,175,280	$2,599,102
Noncurrent operating lease liability	15,033,133	15,193,129
Total operating lease liability	$17,208,413	$17,792,231

Weighted average remaining lease term:
Operating leases (in years)	4.4	4.8
Weighted average discount rate:
Operating lease	10.87%	10.25%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$445,727	$228,200

The future minimum lease payments due under operating leases as of March 31, 2025 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2025	$3,497,613
2026	4,894,581
2027	5,004,433
2028	5,203,709
2029 and thereafter	3,305,528
Total	$21,905,864
Less effects of discounting	4,697,451
Lease liability recognized	$17,208,413

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consists of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024

On April 11, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
On March 7, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
On March 2, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
On February 1, 2023, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000
On January 5, 2023, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
On December 31, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
On September 29, 2022, the Company received $500,000 pursuant to a note and warrant purchase agreement from a trust held by the Company’s Chairman, Mr. Goldfarb, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 125,000 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	500,000	500,000
On September 29, 2022, the Company received $250,000 pursuant to a note and warrant purchase agreement from the Lyle A. Berman Revocable Trust, as beneficially controlled by one of the Company’s Directors, as lender. The unsecured note matures on August 23, 2025. The note bears interest at 8% per annum, payable on January 1, 2025. The noteholder also received warrants to purchase 62,500 shares of common stock, exercisable at $2.60 per share over a ten-year term. The warrants were exercised on April 15, 2024.	250,000	250,000
Total notes payable, related parties	2,500,000	2,500,000
Less unamortized debt discounts:	187,883	304,500
Notes payable	2,312,117	2,195,500
Less current maturities	2,312,117	2,195,500
Notes payable, related parties, less current maturities	$-	$-

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024

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

	33,000	33,000

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

	206,250	206,250

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

	150,000	150,000
Total notes payable	389,250	389,250
Less unamortized debt discounts:	1,100	13,470
Notes payable	388,150	375,780
Less current maturities	238,150	225,780
Notes payable, less current maturities	$150,000	$150,000

The Company recognized interest expense related to notes payable, related parties, and other notes payable for three months ended March 31, 2025 and 2024, as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Interest on notes payable, related parties	$50,000	$137,652
Amortization of debt discounts on notes payable, related parties	116,617	229,326
Interest on notes payable	3,589	10,785
Amortization of debt discounts on notes payable	12,370	40,906
Interest - other	-	-
Total interest expense	$182,576	$418,669

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

to Section 4(a)(2) thereof. A total of 158,694 of these shares, or proceeds of $1,150,500 were purchased by officers, directors, and related parties.

Common Stock Issued to Directors for Services

On February 6, 2025, the Company issued an aggregate 82,436 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Outstanding Options

Options to purchase an aggregate total of 2,670,440 shares of common stock were outstanding as of March 31, 2025, at a weighted average strike price of $19.48. The weighted average life of exercisable outstanding options was 8.26 years as of March 31, 2025.

The Company recognized compensation expense related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the three months ended March 31, 2025 and 2024, as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Directors	$6,330	$28,646
Officers and employees	1,135,773	1,056,949
Total amortized options expense	$1,142,103	$1,085,595

The remaining unamortized balance of these options is $10,189,378 as of March 31, 2025 and the weighted-average period over which these awards are expected to be recognized is approximately 1.59 years.

Options Granted

During the three months ended March 31, 2025, 23 employees were granted options to purchase an aggregate of 105,969 shares of the Company's common stock, having a weighted average exercise price of $2.78, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 102% and an average call option fair value of $2.34, was $248,387. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 20,320 options with a weighted average strike price of $5.73 per share were forfeited by former employees during the three months ended March 31, 2025.

Options Expired

No options expired during the three months ended March 31, 2025. During the quarter ended March 31, 2024, options expirations consisted of 333 options with a $195.00 strike price

Options Exercised

No options were exercised during the three months ended March 31, 2025 and 2024.

Options Exercisable

There were 560,068 options exercisable as of March 31, 2025, with a weighted average exercise price of $6.33.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of approximately 5 years, were outstanding as of March 31, 2025.

No warrants were granted, exercised, cancelled, or expired during the three months ended March 31, 2025.

Note 15 – Segment Reporting

The Company operates as a single reportable segment, which is engaged in the production and sale of freeze-dried candy products. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates the performance of the business and allocates resources based on a review of the Statement of Operations presented on a consolidated basis. The CODM does not review assets in evaluating the results of the freeze-dried candy segment, and therefore, such information is not presented. The accounting policies of the freeze-dried candy segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The following table provides the operating financial results of our freeze-dried candy segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenues	$2,476,922	$11,406,320
Less: Significant other segment expenses
Cost of goods sold	1,374,199	6,776,882
Salaries and benefits	1,942,556	2,350,557
Professional services	192,323	467,826
Other general and administrative expenses	1,374,448	872,260
Depreciation and amortization	8,584	9,538
Interest expense, net	155,866	418,669
Segment net income (loss)	$(2,571,054)	$510,588

Note 16 – Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Net income (loss) attributable to common shareholders	$(2,571,054)	$510,588

Basic and diluted weighted average shares	11,349,170	6,071,769

Basic income (loss) per share	$(0.23)	$0.08

Diluted weighted average shares	11,349,170	7,972,645

Diluted income (loss) per share	$(0.23)	$0.06

The table below includes information related to stock options and warrants that were outstanding at the end of each respective the three and three months ended March 31, 2025 and March 31, 2024. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive. For the three months ended March 31, 2025 and 2024, there were approximately 2,670,440 and 1,917,924 options with a strike price greater than the average share price for the respective periods, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended
	March 31,
	2025	2024
Weighted average stock options	2,646,484	2,609,131
Weighted average price of stock options	$20.11	$19.47

Weighted average warrants	190,500	2,291,250
Weighted average price of warrants	$9.80	$2.50

Average price of common stock	$2.13	$8.29

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 17 – Income Taxes

The Company recognized income $0 of tax expense in each of the periods ended March 31, 2025 and 2024, respectively. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at March 31, 2025 was appropriate.

Note 18 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements.

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,739,250, maturity dates ranging from April 8, 2025 to August 23, 2025 and interest rates ranging from 6% to 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “New Notes”) in an amount equal to $2,803,817, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. The New Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the New Note on the applicable interest payment date and will no longer be owed to holders of the New Notes. The New Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the New Notes, with such conversion prices ranging from $0.62 to $0.63. The New Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The New Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025. The entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the New Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of March 31, 2025, we have twenty-one stock keeping units (“SKUs”) in our Sow Good Candy line of treats and three SKUs in our Sow Good Crunch Cream line, which consists of freeze dried ice cream bars and sandwiches. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of March 31, 2025. As of March 31, 2025, our treats are offered for sale in approximately 3,000 brick-and-mortar retail outlets in the United States.

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

Our omnichannel distribution strategy has three key components: retailers, e-commerce, and distributors. In aggregate, this omnichannel strategy provides us with a diverse set of consumers and customer partners, which may lead to a larger total addressable market opportunity than is normally available to products sold only in grocery stores, along with an opportunity to develop a direct relationship with our customers at our website, www.thisissowgood.com and our social media pages.

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

Impact of Inflation and Other Factors on Our Supply Chain and Operations

We expect supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, we may face limits on the ability to source some of the candy for our freeze dried candy products.\

Seasonality

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

Provision for Income Taxes

The Company recognized a federal income tax expense of $0, for each of the three months ended March 31, 2025 and 2024. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the three months ended March 31, 2025 and 2024, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024.

The following table summarizes selected items from the statement of operations for the three-month periods ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$2,476,922	$11,406,320	$(8,929,398)	(78%)
Cost of goods sold	1,374,199	6,776,882	(5,402,683)	(80%)
Gross profit (loss)	1,102,723	4,629,438	(3,526,715)	76%
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,942,556	2,350,557	(408,001)	(17%)
Professional services	192,323	467,826	(275,503)	(59%)
Other general and administrative expenses	1,374,448	872,260	502,188	58%
Total general and administrative expenses	3,509,327	3,690,643	(181,316)	(5%)
Depreciation and amortization	8,584	9,538	(954)	(10%)
Total operating expenses	3,517,911	3,700,181	(182,270)	(5%)
Net operating income (loss)	(2,415,188)	929,257	(3,344,445)	360%
Other income (expense):
Interest income	26,710	-	26,710	100%
Interest expense	(182,576)	(418,669)	236,093	56%
Total other expense	(155,866)	(418,669)	262,803	63%
Net income (loss) before tax provision	$(2,571,054)	$510,588	$(3,081,642)	(604%)

Comparison of the three months ended March 31, 2025 and March 31, 2024

Revenues

Sales of freeze dried candy for the three months ended March 31, 2025 were $2.5 million, compared to $11.4 million for the three months ended March 31, 2024, a decrease of $8.9 million, or 78%, driven by significantly reduced demand due in large part to increased competitive and market pressure by large competitors.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 were $1.37 million, compared to $6.8 million for the three months ended March 31, 2024, a decrease of $5.4 million, or 80%. The decrease in cost of goods sold is primarily related to the decline in revenue.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $1.1 million compared to gross profit of $4.6 million for the three months ended March 31, 2024, a decrease of $3.5 million, or 76%. Gross profit decreased over the comparative period due to decreased revenues of $8.9 million partially offset by lower cost of goods sold of $5.4 million.

Our gross profit margin was 45% during the three months ended March 31, 2025, compared to 41% for the three months ended March 31, 2024. Our gross profit margin increased primarily due to lower cost of goods sold as a percentage of sales.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended March 31, 2025 were $1.9 million, compared to $2.4 million for the three months ended March 31, 2024, a decrease of $408.0 thousand, or 17%. The decrease in salaries and benefits was mainly due to a decrease in bonus compensation of approximately $450,000 compared to the prior year period. Salaries and benefits included stock-based compensation expense of $1.1 million for both of the three-month periods ended March 31, 2025, and 2024. Stock-based compensation consists of stock options expense for employees and officers of the Company.

Professional Services

Professional services were $192.3 thousand for the three months ended March 31, 2025, compared to $467.8 thousand for the three months ended March 31, 2024, a decrease of $275.5 thousand, or 59%. The decrease was primarily due to decreased legal service expenses compared to the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended March 31, 2025 were $1.4 million, compared to $872.3 thousand for the three months ended March 31, 2024, an increase of $502.2 thousand, or 58%, primarily due to increased facilities costs related to the company’s new facility, to the extent they are not allocated to inventory.

Depreciation

Depreciation of property and equipment for the three months ended March 31, 2025 and 2024, respectively, was $252.5 thousand and $167.0 thousand, of which $243.9 thousand and $162.4 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $8.6 thousand and $9.5 thousand, respectively.

Other Income (Expense)

In the three months ended March 31, 2025, other expense of $182.6 thousand consisted of interest expense derived from notes payable and the amortization of warrants issued as a debt discount, net of interest income on cash deposits. During the period ended March 31, 2024, other income consisted of interest expense of $418.7 thousand. Interest expense decreased due to decreased amortization on notes payable discounts as notes get closer to maturity.

Net Income (Loss)

Pretax net loss for the three months ended March 31, 2025 was $2.6 million, compared to pretax net income of $510.0 thousand during the three months ended March 31, 2024, decrease in earnings of $3.1 million, or 604%. The transition to pretax net loss from pretax net income was primarily due the decrease in gross profit of $3.5 million, or 76% partially offset by decreased operating expenses of $182.3 thousand or 5%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended March 31, 2025 and 2024, the Company recognized federal income tax provisions of $. thousand and $0, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Current Assets	$24,625,698	$25,076,140

Current Liabilities	$6,750,942	$7,364,541

Working Capital	$17,874,756	$17,711,599

As of March 31, 2025, we had working capital of $17.9 million, compared to working capital of $17.7 million as of December 31, 2024. The increased working capital is mainly attributable increases in accounts receivable of $0.9 million, in inventory of $0.8 million, and a decrease in the current portion of our lease liability of $0.4 million, and accrued expenses of $0.2 million, offset by decreases in cash of $2.1 million. As of March 31, 2025, our balance of cash and cash equivalents was $1.6 million, compared to $3.7 million at December 31, 2024. We expect to continue to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our ability to resume our production levels and distribution capabilities and further increase the value of our brands is in part dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand and additional financing in the form of equity or debt as needed.

Indebtedness

Subsequent to quarter-end, the Company restructured its outstanding current debt through the issuance of new notes in a dollar-for-dollar exchange. On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with related party holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2.7 million, maturity dates ranging from April 8, 2025 to August 23, 2025 and interest rates ranging from 6% to 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “New Notes”) in an amount equal to $2.8 million, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. The New Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the New Note on the applicable interest payment date and will no longer be owed to holders of the New Notes. The New Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the New Notes, with such conversion prices ranging from $0.62 to $0.63. The New Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The New Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(2,000,542)	$1,297,651
Net cash used in investing activities	(107,790)	(630,332)
Net cash provided by financing activities	-	3,737,999

Net change in cash and cash equivalents	$(2,108,332)	$4,405,318

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2025, compared to $1.3 million of cash used in operating activities three months ended March 31, 2024. The increase in cash used in operating activities was primarily due to increases in inventory and accounts receivable.

Net cash used in investing activities was $108.0 thousand for the three months ended March 31, 2025, compared to $630.3 thousand for the three months ended March 31, 2024, a decrease of $522.5 thousand. Cash used in investing activities was primarily used to build out additional freezers and to improve our office space.

Net cash provided by financing activities was $0 and $3.7 million for the three months ended March 31, 2025 and 2024, respectively. Net cash provided by financing activities for the three months ended March 31, 2024 consisted of net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024.

Contractual Obligations and Commitments

The Company is a party to a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd., Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10.0 thousand, with approximately a 3% annual escalation of lease payments commencing September 15, 2021.

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

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of March 31, 2025. However, we anticipate that as our foreign operations grow, we may hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and possibly expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluations as of March 31, 2025, our Chief Executive Officer, Claudia Goldfarb, and our Interim Chief Financial Officer, Brendon Fischer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, we are a party to various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Significant tariffs could increase Costs, decrease margin, and materially adversely affect the business.

Significant tariffs on certain products could materially increase the costs of our business. These additional costs may not be able to be fully passed along to our customers. These additional costs could materially adversely affect our margins. To the extent that tariffs cause any adverse impacts on global supply chains, it could further materially affect the ability of our ability to timely source our raw materials. If, as a result of tariffs, the United States’ economy experiences a recession or other economic slowdown, the demand for our products may decline materially.

There is substantial doubt about our ability to continue as a going concern.

Our financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2025, we had cash and cash equivalents of $1.6 million and an accumulated deficit of $65 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of our Annual Report on Form 10-K. There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2024.

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

2.3	Plan of Conversion of Sow Good Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

4.1	Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

10.1	Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 30, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

SOW GOOD INC.

Date: May 14, 2025	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Brendon Fischer
Brendon Fischer, Interim Chief Financial Officer (Principal Financial Officer)