Form 10-Q
period 2025-06-30
Sow Good Inc.
filed 2025-08-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of registrant’s common stock outstanding as of August 13, 2025 was 12,223,599

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•
our ability to maintain adequate liquidity to meet our financial obligations and operational needs;
•
our ability to meet the listing requirements of Nasdaq;
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
•
our ability to manage current operations effectively;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$959,416	$3,723,440
Accounts receivable, net	701,175	460,147
Inventory, net	20,806,336	20,313,315
Prepaid inventory	23,962	55,796
Prepaid expenses	309,194	523,442
Total current assets	22,800,083	25,076,140

Property and equipment, net	11,532,848	11,802,420

Security deposit	1,343,972	1,357,956
Right-of-use asset	14,308,536	16,459,215
Total assets	$49,985,439	$54,695,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,176,343	$1,368,006
Accrued interest	56,096	-
Accrued expenses	1,177,800	976,153
Current portion of operating lease liabilities	2,973,780	2,599,102
Current maturities of notes payable, related parties, net of $0 and $304,500 of debt discounts at June 30, 2025 and December 31, 2024, respectively	-	2,195,500
Current maturities of notes payable, net of $0 and $13,470 of debt discounts as of June 30, 2025 and December 31, 2024, respectively	-	225,780
Total current liabilities	5,384,019	7,364,541

Operating lease liabilities	13,924,607	15,193,129
Convertible notes payable, related parties, net of $847,592 and $0 of debt discounts as of June 30, 2025 and December 31, 2024, respectively	1,956,226	-
Notes payable	150,000	150,000

Total liabilities	21,414,852	22,707,670

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,166,128 and 11,300,624 shares issued and outstanding as of June 30, 2025 and December 31, 2024	12,166	11,300
Additional paid-in capital	97,758,197	94,418,972
Accumulated deficit	(69,199,776)	(62,442,211)
Total stockholders' equity	28,570,587	31,988,061

Total liabilities and stockholders' equity	$49,985,439	$54,695,731

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,856,312	$15,648,046	$4,333,234	$27,054,369
Cost of goods sold	1,986,021	6,640,917	3,360,220	13,417,798
Gross profit	(129,709)	9,007,129	973,014	13,636,571

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,931,713	2,123,572	3,874,269	4,474,130
Professional services	258,230	594,278	450,553	1,062,104
Other general and administrative expenses	1,745,670	1,399,244	3,120,118	2,271,507
Total general and administrative expenses	3,935,613	4,117,094	7,444,940	7,807,741
Depreciation and amortization	8,583	4,939	17,167	14,477
Total operating expenses	3,944,196	4,122,033	7,462,107	7,822,218

Net operating income (loss)	(4,073,905)	4,885,096	(6,489,093)	5,814,353

Other income (expense):
Interest income	556	4,130	27,266	4,130
Interest expense	(113,163)	(599,664)	(295,739)	(1,018,333)
Loss on early extinguishment of debt	-	(696,502)	-	(696,502)
Total other expense	(112,607)	(1,292,036)	(268,473)	(1,710,705)

Income (loss) before income tax	(4,186,512)	3,593,060	(6,757,566)	4,103,648
Income tax provision	-	(257,918)	-	(257,918)
Net income (loss)	$(4,186,512)	$3,335,142	$(6,757,566)	$3,845,730

Weighted average common shares outstanding - basic	11,563,768	9,624,999	11,457,062	7,845,832
Net income (loss) per common share - basic	$(0.36)	$0.35	$(0.59)	$0.49

Weighted average common shares outstanding - diluted	11,563,768	11,385,708	11,457,062	9,408,247
Net income (loss) per common share - diluted	$(0.36)	$0.29	$(0.59)	$0.41

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	11,383,060	$11,384	$95,790,991	$(65,013,265)	$30,789,110
Common stock issued to officers for services	783,068	782	159,018	–	159,800
Common stock options granted to directors and advisors for services	–	–	3,559	–	3,559
Common stock options granted to officers and employees for services	–	–	1,109,689	–	1,109,689
Additional paid in capital from exchange of related party debt, net	–	–	694,941	–	694,941
Net income for the three months ended June 30, 2025	–	–	–	(4,186,512)	(4,186,512)
Balance, June 30, 2025	12,166,128	$12,166	$97,758,198	$(69,199,777)	$28,570,587

	For the Three Months Ended June 30, 2024
		–	Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	6,575,562	$6,576	$71,123,634	$(58,229,407)	$12,900,803
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering	–	–	–	–	-
Proceeds from exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock issued to directors for services	617	1	9,476	–	9,477
Common stock options granted to directors and advisors for services	–	–	28,962	–	28,962
Common stock options granted to officers and employees for services	–	–	1,093,318	–	1,093,318
Net income for the three months ended June 30, 2024	–	–	–	3,335,142	3,335,142
Balance, June 30, 2024	10,245,388	$10,245	$89,899,666	$(54,894,265)	$35,015,646

	For the Six Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061
Common stock issued to directors for services	82,436	84	229,916	–	230,000
Common stock issued to officers for services	783,068	782	159,018	–	159,800
Common stock options granted to directors and advisors for services	–	–	9,889	–	9,889
Common stock options granted to officers and employees for services	–	–	2,245,462	–	2,245,462
Additional paid in capital from exchange of related party debt, net	–	–	694,941	–	694,941
Net loss for the six months ended June 30, 2025	–	–	–	(6,757,566)	(6,757,566)
Balance, June 30, 2025	12,166,128	$12,166	$97,758,198	(69,199,777)	$28,570,587

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering	515,597	516	3,737,484	–	3,738,000
Proceeds from the exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock issued to directors for services	31,211	32	295,616	–	295,648
Common stock options granted to directors and advisors for services	–	–	57,608	–	57,608
Common stock options granted to officers and employees for services	–	–	2,150,267	–	2,150,267
Net income for the three months ended June 30, 2024	–	–	–	3,845,730	3,845,730
Balance, June 30, 2024	10,245,388	$10,245	$89,899,666	$(54,894,265)	$35,015,646

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,757,566)	$3,845,730
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	9,184	20,760
Depreciation and amortization	518,712	366,784
Non-cash amortization of right-of-use asset and liability	1,256,835	405,383
Common stock issued to officers and directors for services	389,800	295,648
Amortization of stock options	2,255,351	2,207,875
Amortization of debt discounts	165,997	777,704
Loss on early extinguishment of debt	-	696,502
Decrease (increase) in current assets:
Accounts receivable	(250,212)	(3,639,538)
Prepaid expenses	214,248	393,083
Inventory	(461,187)	(6,783,244)
Security deposits	13,984	(1,011,340)
Increase (decrease) in current liabilities:
Accounts payable	(191,663)	928,390
Income tax payable	-	257,918
Accrued interest	119,986	(431,049)
Accrued expenses	201,647	729,860
Net cash used in operating activities	(2,514,884)	(939,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,863,794)
Cash paid for construction in progress	(249,140)	(364,256)
Net cash used in investing activities	(249,140)	(2,228,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net	-	15,712,976
Proceeds from the exercise of warrants and options	-	373,855
Repayments of borrowings	-	(956,249)
Net cash provided by financing activities	-	15,130,582

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,764,024)	11,962,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,723,440	2,410,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$959,416	$14,373,035

SUPPLEMENTAL INFORMATION:
Interest paid	$399	$770,428
Interest received	$27,266	$4,130
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exercise of warrants	$-	$5,299,113
Retirement of Notes Payable, related party in non-cash debt exchange	$(2,500,000)	$(98,750)
Issuance of Convertible Notes Payable, related party, including accrued interest of $64,568 in debt exchange	$2,803,818	$-

Repayment of interest	$(64,568)	$(98,750)
Repayments of borrowings	$(239,250)	$(5,200,363)
Reclassification of construction in progress to property and equipment	$682,469	$1,651,305

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based freeze dried candy and snack manufacturer. Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and acquired by the Company in October 1, 2020) , the Company was initially focused on the production of freeze dried fruits and vegetables, a business later expanded to include freeze dried candy. At that time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Effective February 15, 2024, Sow Good Inc. reincorporated to the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion. On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange.

In May of 2021, the Company announced the launch of its first direct-to-consumer freeze dried consumer packaged goods (“CPG”) line of non-GMO products including ready-to-make smoothies, gluten-free granola and snacks. After launching a freeze dried candy product line in the first quarter of 2023, the Company now has twenty-one SKU offerings of candy, eight holiday SKU, and three crunch ice cream SKU as of June 30, 2025, that together make up the entirety of the Company’s product portfolio. After launching its freeze dried candy product line the Company discontinued its smoothie, snack and granola products. The Company has six freeze driers in a facility in Irving, Texas and has access to six additional freeze driers, which we expect to be able to place in operations if and as needed.

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

During the quarter ended three and six months ended June 30, 2025, the Company began sales activity in the Middle East. While these sales contributed approximately 9% and 4% of revenue during the respective periods, they do not represent a reportable segment under ASC 280 as they are not managed or evaluated separately by the Chief Operating Decision Maker ("CODM"). The Company will continue to monitor this business for potential future reporting as a separate segment if it becomes quantitatively or operationally material.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $530,107 at June 30, 2025. The Company had cash in excess of FDIC and SIPC insured limits of $2,199,681 at December 31, 2024. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $17,500 at June 30, 2025 and $33,549 at December 31, 2024.

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

Construction in progress is stated at cost, which predominately relates to the cost of freeze driers and equipment not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

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

Depreciation of property and equipment was $266,263 and $167,351 for the three months ended June 30, 2025 and 2024, respectively, of which $257,679 and $162,412 was allocated to cost of goods sold, respectively. Depreciation of property and equipment was $518,711 and $371,739 for the six months ended June 30, 2025 and 2024, respectively, of which $501,544 and $357,262 was allocated to cost of goods sold, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the six months ended June 30, 2025 and 2024, shipping and handling costs of $297,017 and $502,196, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the six months ended June 30, 2025, our top three customers were responsible for 48%, 17%, and 9% of our revenues, respectively. For the six months ended June 30, 2024, our top three customers were responsible for 35%, 21%, and 19% of our revenues, respectively.

For the three months ended June 30, 2025, our top three customers were responsible for 43.3%, 20%, and 14% of our revenues, respectively. For the quarter ended June 30, 2024, our top three customers were responsible for 30%, 23%, and 22% of our revenues.

Our top five customers accounted for 83% and 81% of our revenues during each of the six months ended June 30, 2025 and 2024, respectively.

Supplier Concentration

For the six months ended June 30, 2025, three suppliers accounted for 56% of our purchases from vendors. For the six months ended June 30, 2024, three suppliers accounted for 69% of our purchases from vendors.

For the three months ended June 30, 2025, our top three suppliers accounted for 61% of our purchases from vendors. For the three months ended June 30, 2024, two large candy suppliers accounted for 76% each of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy for our freeze dried candy production.

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

Stock-based compensation related to the issuance of shares of common stock for Board of Directors' services consisted of $230,000 and $295,648 for the six months ended June 30, 2025 and 2024, respectively.

On March 31, 2025 and June 5, 2025, the Board of Directors unanimously approved revisions to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive a certain percentage of their annual cash salaries in shares of the Company's common stock

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

in lieu of cash payments. The aggregate number of shares issued was 783,068, at an aggregate value of $668,507, which is being amortized over the service period. The Company recognized $159,018 in share compensation expense for the three and six months ended June 30, 2025 related to the shares.

Stock-based compensation related to amortization of stock option grants to officers and employees consisted of $2.5 million for each of the six months ended June 30, 2025 and 2024, respectively. The amortization of stock options granted to Directors is included in other general and administrative expense. The fair values of service-based stock options are determined using the Black-Scholes options pricing model and an effective term of 6.8 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. Options are amortized over the implied service term, or the vesting period.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." The amendments in this update affect annual income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effects of this pronouncement on its financial statements and does not expect the adoption to impact our results or presentation.

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

No other new accounting pronouncements, issued or effective during the three and six months ended June 30, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of June 30, 2025, the Company had an accumulated retained deficit of $69,199,776 and a net loss for the six month period of $6,757,566. The Company had $959,416 and $3,723,440 of cash on hand and working capital of $17,416,064 and $17,711,599 at June 30, 2025 and December 31, 2024, respectively. The Company may not have sufficient funds to sustain operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended June 30, 2025, management has implemented its comprehensive plans to improve the Company's financial position. These initiatives included restructuring of debt, which was effected through an exchange transaction in

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

the current quarter, ongoing strategic cost cutting and firmwide headcount reductions, on-boarding new customers in existing markets, entering new markets overseas, and entering new product categories to fully utilize any excess capacity. In addition, management is investigating potential partnership opportunities, asset sales, and capital raises through debt and or equity offerings, including the sales of shares available under our at-the-market program.

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

Note 4 – Related Party

Related Party Debt Exchange

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rates of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The combined $2,803,818 of Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Notes on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025. The entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the Convertible Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

Common Stock Issued to Officers and Directors for Services

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,868.65. Mr. Goldfarb received 198,202 shares valued at $199,637.89.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000.20.

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

Common Stock Options Awarded to Officers and Directors

On June 3, 2025, the Company granted Donna Guy, Chief Financial Officers, options to purchase 7,500 shares of the Company's stock at an exercise price of $0.77 per share. Options vest 60% on the third anniversary of the grant, and 20% on each anniversary thereafter.

On January 29, 2025, the Company granted Brendon Fischer, Interim Chief Financial Officer, options to purchase 11,250 shares of the Company’s common stock at an exercise price of $2.78 per share. On June 6, 2025, Mr. Fischer resigned from the Company and his options were forfeited. The reduction in share compensation related to Mr. Fischer's total forfeited options expensed through June 30, 2025 was $37,517.

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

At June 30, 2025 and December 31, 2024, included in the operating lease liabilities was $1,209,280 and $1,241,860 in connection with this lease. For the six months ended June 30, 2025 and 2024 the Company expensed $73,441in each of the periods and paid cash of $67,775 and $65,801, respectively.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Detachable common stock warrants issued in connection with debt may be recorded as either liabilities or equity depending on the applicable accounting guidance. The Company determined that warrants issued in connection with notes payable met the definition of a freestanding financial instrument and qualified for treatment as permanent equity. We utilized the Black-Scholes valuation model to estimate the fair value of warrants granted at issuance date. The initial measurement of the fair value of the notes considers the present value of future cash flows, discounted at the current market rate of interest at the issuance date, and time to liquidity. The Company allocated the value of warrants between the relative fair value of the notes payable without the warrants, and the warrants themselves at the time of issuance. The allocated portion of the warrants was treated as a debt discount, and amortized over the term of the note. The amortization of the debt discount is recognized as interest expense. When a notes payable are issued at a discount, wherein a significant portion of the issuance is between related parties, the valuation of the notes and the discount involve significant judgment and the use of unobservable inputs, classifying it into Level 3 of the fair value hierarchy, requiring a nonrecurring fair value measurement. Changes other than additions, settlements, or discount amortization, in the fair value of the notes payable, net of discounts do not impact net income or cash flows. The debt related to the issuance of the detachable warrants was fully retired during the three month period ended June 30, 2025.

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rates of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025.

The Outstanding Notes payable and related discounts on the detachable warrants were exchanged for the Convertible Notes. The Company determined that the conversion feature of the Convertible Notes is not bifurcated as a derivative and is therefore not within the scope of ASC 815 and ASC 820.

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$-	$-	$2,195,500	$2,469,531
Convertible notes payable, related parties, net of discounts	1,956,226	1,956,226	-	-
Notes payable	150,000	150,000	375,780	237,841
Total liabilities	$2,106,226	$2,106,226	$2,571,280	$2,707,372

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Inventory

Inventory

As of June 30, 2025 and December 31, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	June 30, 2025	December 31, 2024
Finished goods	$8,451,069	$8,816,867
Overhead allocated to inventory	6,378,615	4,993,947
Packaging materials	1,601,196	1,639,608
Work in progress	3,360,065	4,556,718
Raw materials	1,095,112	1,401,408
Inventory Reserve - Allowance for Obsolescence	(79,721)	(1,095,233)
Total inventory	$20,806,336	$20,313,315

Prepaid Inventory

The company had reported a total of $23,962 and $55,796 in prepaid inventory as of June 30, 2025 and December 31, 2024, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid software licenses	$56,892	$44,736
Prepaid insurance costs	112,550	260,995
Prepaid other	139,752	217,711
Total prepaid expenses	$309,194	$523,442

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Property and Equipment

Property and equipment at consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Machinery	$8,508,693	$7,826,224
Leasehold improvements	1,467,267	1,467,267
Software	70,000	70,000
Website	71,589	71,589
Office equipment	121,674	121,674
Construction in progress	3,606,878	4,040,207
	13,846,101	13,596,961
Less: Accumulated depreciation and amortization	(2,313,253)	(1,794,541)
Total property and equipment, net	$11,532,848	$11,802,420

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

Depreciation of property and equipment was $266,263 and $167,351 for the three months ended June 30, 2025 and 2024, respectively, of which $257,679 and $162,412 was allocated to cost of goods sold, respectively.

Depreciation of property and equipment was $518,711 and $371,739 for the six months ended June 30, 2025 and 2024, respectively, of which $501,544 and $357,262 was allocated to cost of goods sold, respectively.

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

On January 19, 2024, Sow Good Inc., the Company entered into a sublease agreement with Papsa Merx S. de R.S. de C.V., a corporation registered in Mexico City, Mexico. The Company subleased approximately 141 rentable square meters at Av. Roble 660, Valle del Campestre, 66265 San Pedro Garza García Municipality, Nuevo León, 66269 for a term of approximately seventeen months, which the Company intends to use as office space. The term of the lease agreement commenced on February 1, 2024. The sublease

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

agreement provides for rent payments at fixed price of $5,250 USD per month plus the corresponding value added tax for the duration of the term. The Company is also responsible for operating expenses of the premises, which includes a maintenance fee, electricity and internet services. The Company is required to provide a deposit of guarantee in the amount of $5,250 USD in connection with the sublease agreement. The sublease agreement does not have a renewal period. The incremental borrowing rate for the lease at the time of commencement was 10.68%.The lease terminated in June of 2025.

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

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Right-of-Use lease cost:
Amortization of right-of-use asset	$2,150,679	$593,272

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Operating lease:
Operating lease assets	$14,308,536	$16,459,215

Current portion of operating lease liability	$2,973,780	$2,599,102
Noncurrent operating lease liability	13,924,607	15,193,129
Total operating lease liability	$16,898,387	$17,792,231

Weighted average remaining lease term:
Operating leases (in years)	4.4	4.8
Weighted average discount rate:
Operating lease	10.26%	10.25%

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental cash flow and other information related to operating leases was as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$826,951	$755,073

The future minimum lease payments due under operating leases as of June 30, 2025 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2025	$2,131,599
2026	4,978,674
2027	5,091,890
2028	5,294,664
2029 and thereafter	3,728,130
Total	$21,224,957
Less effects of discounting	(4,326,570)
Lease liability recognized	$16,898,387

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 10 – Notes Payable, Related Parties

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rates of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The combined $2,803,818 of Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Note on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025. The entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the Convertible Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

Notes payable, related parties consists of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Convertible Notes payable, bearing interest at 8% per annum, maturing on April 30, 2030	$2,563,890	$2,500,000
Convertible Notes payable, bearing interest at 6% per annum, maturing on April 30, 2030	239,928	-
Total notes payable, related parties	2,803,818	2,500,000
Less unamortized debt discounts:	847,592	304,500
Notes payable	1,956,226	2,195,500
Less current maturities	-	2,195,500
Notes payable, related parties, less current maturities	$1,956,226	$-

Note 11 – Notes Payable

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

On April 8, 2022, the Company issued unsecured notes bearing interest of 6% per annum, compounded semi-annually, payable in cash semi-annually on June 30th and December 31st. On August 23, 2022, the notes were amended to update the terms of the interest payment to be payable at the earlier of the maturity date or January 1, 2025, rather than being paid semi-annually. The notes matured on April

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

8, 2025. The noteholders also received warrants to purchase 125,000 shares of common stock, exercisable at $2.35 per share, which were exercised April 15, 2024. The Company issued $239,928 of related party Convertible Notes on April 28, 2025.

Notes payable consists of the following at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Notes payable, bearing interest of 6% per annum, matured April 8, 2025	$-	$239,250
EIDL Note	150,000	150,000
Total notes payable	150,000	389,250
Less unamortized debt discounts:	-	13,470
Notes payable	150,000	375,780
Less: current maturities	-	225,780
Notes payable, less current maturities	$150,000	$150,000

The Company recognized interest expense related to related party notes payable and other notes payable for six months ended June 30, 2025 and 2024, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest on notes payable, related parties	$70,306	$83,673	$123,894	$221,325
Interest on notes payable	5,848	8,519	5,848	19,304
Amortization of debt discounts on notes payable	37,009	507,472	165,997	777,704
Total interest expense	$113,163	$599,664	$295,739	$1,018,333

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

Common Stock Issued to Officers for Services

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,868.65. Mr. Goldfarb received 198,202 shares valued at $199,637.89.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000.20.

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

Outstanding Options

Options to purchase an aggregate total of 2,641,040 shares of common stock were outstanding as of June 30, 2025, at a weighted average strike price of $19.62. The weighted average life of exercisable outstanding options was 8.0 years as of June 30, 2025.

The Company recognized compensation expense related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the three and six months ended June 30, 2025 and 2024, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Directors	$3,559	$28,962	$9,889	$57,608
Officers and employees	1,109,689	1,093,318	2,245,462	2,150,267
Total amortized options expense	$1,113,248	$1,122,280	$2,255,351	$2,207,875

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The remaining unamortized balance of these options is $8,917,535 as of June 30, 2025 and the weighted-average period over which these awards are expected to be recognized is approximately 2.9 years.

Options Granted

During the six months ended June 30, 2025, 25 employees were granted options to purchase an aggregate of 113,469 shares of the Company's common stock, having a weighted average exercise price of $2.65, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 102% and an average call option fair value of $2.23, was $253,491. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 33,750 options with a weighted average strike price of $5.73 per share were forfeited by former employees during the six months ended June 30, 2025.

Options Expired

No options expired during the six months ended June 30, 2025. During the six months ended June 30, 2024, options expirations consisted of 333 options with a $195.00 strike price, and 14,491 options with a $5.41 strike price.

Options Exercised

No options were exercised during the six months ended June 30, 2025. A total of 50,459 options were exercised during the three and six month periods ended June 30, 2024.

Options Exercisable

There were 584,287 options exercisable as of June 30, 2025, with a weighted average exercise price of $6.27.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of approximately 5 years, were outstanding as of June 30, 2025.

No warrants were granted, exercised, cancelled, or expired during the six months ended June 30, 2025.

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

The following table provides the operating financial results of our freeze-dried candy segment for the three and six months ended June 30, 2025 and 2024:

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,856,312	$15,648,046	$4,333,234	$27,054,369
Less: Significant other segment expenses
Cost of goods sold	1,986,021	6,640,917	3,360,220	13,417,798
Salaries and benefits	1,931,713	2,123,572	3,874,269	4,474,130
Professional services	258,230	594,278	450,553	1,062,104
Other general and administrative expenses	1,745,670	1,399,244	3,120,118	2,271,507
Depreciation and amortization	8,583	4,939	17,167	10,347
Interest expense, net	112,607	595,534	268,473	1,018,333
Loss on early extinguishment of debt	-	696,502	-	696,502
Income tax expense (benefit)	-	257,918	-	257,918
Segment net income (loss)	$(4,186,512)	$3,335,142	$(6,757,566)	$3,845,730

Note 16 – Earnings Per Share

Basic and diluted earnings per share for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$(4,186,512)	$3,335,142	$(6,757,566)	$3,845,730

Basic weighted average shares	11,563,768	9,624,999	11,457,062	7,845,832

Basic income (loss) per share	$(0.36)	$0.35	$(0.59)	$0.49

Diluted weighted average shares	11,563,768	11,385,708	11,457,062	9,408,247

Diluted income (loss) per share	$(0.36)	$0.29	$(0.59)	$0.41

The table below includes information related to stock options and warrants that were outstanding at the end of each respective the three and six months ended June 30, 2025 and June 30, 2024. For periods in which the Company incurred a net loss, these options and warrants are not included in weighted average dilutive shares because their impact would be anti-dilutive. For the six months ended June 30, 2025 and 2024, there were approximately 2,633,542 and 950,333 options with a strike price greater than the average share price for the respective periods, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average stock options	2,662,933	2,609,131	2,654,739	2,608,985
Weighted average price of exercisable stock options	$6.20	$6.92	$6.20	$6.92

Weighted average warrants	190,500	451,385	190,500	1,502,403
Weighted average price of warrants	$9.80	$9.80	$9.80	$9.80

Average price of common stock	$0.72	$17.29	$1.60	$12.86

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 17 – Income Taxes

The Company recognized income $0 and $257,918 tax expense in the periods ended June 30, 2025 and 2024, respectively. The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at June 30, 2025 was appropriate.

Note 18 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Factors that might cause or contribute to actual results or performance being materially different from those expressed or implied by such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2024 Annual Report on 10-K.

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of June 30, 2025, we have twenty-one stock keeping units (“SKUs”) and eight holiday SKUs in our Sow Good Candy line of treats and three SKUs in our Sow Good Crunch Cream line, which consists of freeze dried ice cream bars and sandwiches. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of June 30, 2025. As of June 30, 2025, our treats are offered for sale in approximately 5,000 brick-and-mortar retail outlets in the United States.

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

We have built six bespoke freeze driers using proprietary technology tailored specifically to our products which allows us to freeze dry up to 24 million units of freeze dried candy per year, creating a truly state-of-the-art facility in Irving, Texas. We have six additional freeze driers, which we can have operational, as needed.

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

Our products are sold in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, H-E-B, Kroger, Albertsons, and Ace Hardware. In addition, we sell a substantial portion of our products through distributors such as C&S Wholesale and Dutch Valley Food Distributors. In addition, we have expanded our market to two Middle East distributors, Sugary Trading and Festival Sweets. We believe there is a significant growth opportunity in increasing our shelf presence, SKU portfolio, and number of stores with our existing customers. We aim to have the ability to increase the availability of our products to these customers in current locations and distribution to more of their stores, while also broadening our SKU portfolio offerings. Bolstering our distribution and sales force will be a key growth driver for Sow Good so more of our products are available wherever our consumers choose to shop, whether it be a retail store, convenience store, or directly online. To further support our retail launches with existing customers and strengthen our brand name, we provide our product displays with distinctive designs and product highlights to enhance our visibility in current stores and educate new consumers on the value of freeze dried treats. We believe this strategy will capture the attention of new consumers, further educate and attract current consumers, and ultimately, increase sales for our retailers.

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

Key Factors Affecting our Performance

Our future success is dependent upon many factors. While the factors and trends described below present opportunities for us, they also pose significant challenges that we must successfully address to enable us to sustain and grow of our business and improve our results of operations. These factors and trends in our business have driven fluctuations in revenues over the periods presented and are expected to be key drivers of our results of operations and liquidity position for the foreseeable future.

Ability to Compete Against Competitors with Greater Resources and Market Clout

We operate in a highly competitive industry against competitors with significantly greater financial and other resources. We have become aware of certain of our competitors using their status in the market and marketing spend to limit our current and future customers from purchasing our products or reducing our shelf space. This caused the loss of significant customers with resulted in a significant reduction in revenue and an increase in our inventory. Our ability to keep our current customers, or grow our SKU portfolio on their shelves, and expand our sales with new customers will depend on our competitors’ ability to leverage their market status and financial resources to limit our access to consumers and our ability to compete with these larger competitors.

Ability to Retain and Grow Our Customer Base in Retail and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base in a variety of physical retail and traditional wholesale distribution channels. Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers, such as Five Below, H-E-B, Kroger, Albertsons, and Ace Hardware. In addition, we sell a substantial portion of our products through distributors such as C&S Wholesale and Dutch Valley Food Distributors. In addition, we have expanded our market to two Middle East distributors. Given the nascent state of the freeze dried candy segment and the number of potential retailer and wholesaler customers, we also believe there is a significant growth opportunity with customer acquisition in both the retail and wholesale channels, domestically and internationally. Customer acquisition in these channels depends on, among other things, our go-to-market function and our ability to meet the demand of customers who require large volumes of products.

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

Impact of Inflation, Tariff and Trade Policies and Other Factors on Our Supply Chain and Operations

We expect supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and macroeconomic trends, including tariff and trade policies. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, we may face limits on the ability to source some of the candy for our freeze dried candy products.

Seasonality

Because we are early in our lifecycle as a public company, it is difficult to discern the exact magnitude of seasonality affecting our business from a demand standpoint. While evidence of any demand seasonality remains difficult to assess, we anticipate certain holiday cycles such as Halloween, Christmas, Easter and Valentine’s Day contributing to revenue fluctuations within a given year. In addition, candy purchasing in summer months may be reduced due to a variety of factors including greater levels of health consciousness during warm weather. Operationally, heat waves from July through October of 2024 presented challenges in transporting our freeze-dried treats in the summer months. These conditions led to reduced shipments, higher inventory levels, and a decline in revenue. Additionally, some candy transported via external distribution channels during the extreme summer heat melted, impacting its shelf performance. We worked to remove affected products from shelves and replace them promptly to support recovery in product velocity. In the short term, these measures have impacted our market reputation, sell-through rates, and operational results. As a result, we anticipate an annual temporary decrease in shipments of our treats during summer months.

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

Provision for Income Taxes

The Company recognized a federal income tax expense of $0 and $257,918, for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the six months ended June 30, 2025 and 2024, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024.

The following table summarizes selected items from the statement of operations for the three-month periods ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$1,856,312	$15,648,046	$(13,791,734)	(88%)
Cost of goods sold	1,986,021	6,640,917	(4,654,896)	(70%)
Gross profit (loss)	(129,709)	9,007,129	(9,136,838)	(101%)
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,931,713	2,123,572	(191,859)	(9%)
Professional services	258,230	594,278	(336,048)	(57%)
Other general and administrative expenses	1,745,670	1,399,244	346,426	25%
Total general and administrative expenses	3,935,613	4,117,094	(181,481)	(4%)
Depreciation and amortization	8,583	4,939	3,644	74%
Total operating expenses	3,944,196	4,122,033	(177,837)	(4%)
Net operating income (loss)	(4,073,905)	4,885,096	(8,959,001)	(183%)
Other income (expense):
Interest income	556	4,130	(3,574)	(87%)
Interest expense	(113,163)	(599,664)	486,501	81%
Total other expense	(112,607)	(1,292,036)	1,179,429	(91%)
Net income (loss) before tax provision	$(4,186,512)	$3,593,060	$(7,779,572)	(217%)

Comparison of the three months ended June 30, 2025 and June 30, 2024

Revenues

Sales of freeze dried candy for the three months ended June 30, 2025 were $1.86 million, compared to $15.6 million for the three months ended June 30, 2024, a decrease of $13.8 million, or 88%, driven by significantly reduced demand due in large part to increased competitive and market pressure by large competitors.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 were $1.99 million, compared to $6.6 million for the three months ended June 30, 2024, a decrease of $4.7 million, or 70%. The decrease in cost of goods sold is primarily related to the decline in revenue.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $(0.1) million compared to gross profit of $9.0 million for the three months ended June 30, 2024, a decrease of $9.1 million, or 101%. Gross profit decreased over the comparative period due to a decrease in revenues of $13.8 million, partially offset by a decrease in the cost of goods sold of $4.7 million.

Our gross margin loss was (7%) during the three months ended June 30, 2025, compared to a gross margin profit of 58% for the three months ended June 30, 2024. Our gross margin decreased due to lower sales, and increased cost of goods sold as a percentage of revenues, due to the allocation increased overhead costs over less revenues.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2025 were $1.9 million, compared to $2.1 million for the three months ended June 30, 2024, a decrease of $408.0 thousand, or 9%. The decrease in salaries and benefits was mainly due to a decrease in bonus compensation of approximately $450,000 compared to the prior year period. Salaries and benefits included stock-based compensation expense of $1.1 million for both of the three-month periods ended June 30, 2025, and 2024. Stock-based compensation consists of stock options expense for employees and officers of the Company.

Professional Services

Professional services were $258.2 thousand for the three months ended June 30, 2025, compared to $594.3 thousand for the three months ended June 30, 2024, a decrease of $336. thousand, or 57%. The decrease was primarily due to decreased legal service expenses compared to the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended June 30, 2025 were $1.7 million, compared to $1.4 million for the three months ended June 30, 2024, an increase of $346.4 thousand, or 25%, primarily due to increased facilities costs related to the company’s new facility, to the extent they are not allocated to inventory.

Depreciation

Depreciation of property and equipment for the three months ended June 30, 2025 and 2024, respectively, was $266.3 thousand and $167.4 thousand, of which $257.7 thousand and $162.4 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $8.6 thousand and $4.9 thousand, respectively.

Other Income (Expense)

In the three months ended June 30, 2025, other expense of $113.2 thousand consisted of interest expense derived from notes payable and the amortization of warrants issued as a debt discount, net of interest income on cash deposits. During the period ended June 30, 2024, other income consisted of interest expense of $1.7 million. Interest expense decreased due to decreased amortization on notes payable discounts as notes get closer to maturity.

Net Income (Loss)

Pretax net loss for the three months ended June 30, 2025 was $4.2 million, compared to pretax net income of $3.59 million during the three months ended June 30, 2024, decrease in earnings of $7.8 million, or 217%. The transition to pretax net loss from pretax net income was primarily due the decrease in gross profit of $9.1 million, or 101% partially offset by decreased operating expenses of $177.8 thousand or 4%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended June 30, 2025 and 2024, the Company recognized federal income tax provisions of $0 and $257.9 thousand, respectively.

Comparison of the six months ended June 30, 2025 and June 30, 2024

The following table summarizes selected items from the statement of operations for the three-month periods ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$4,333,234	$27,054,369	$(22,721,135)	(84%)
Cost of goods sold	3,360,220	13,417,798	(10,057,578)	(75%)
Gross profit	973,014	13,636,571	(12,663,557)	(93%)
Operating expenses:
General and administrative expenses:
Salaries and benefits	3,874,269	4,474,130	(599,861)	(13%)
Professional services	450,553	1,062,104	(611,551)	(58%)
Other general and administrative expenses	3,120,118	2,271,507	848,611	37%
Total general and administrative expenses	7,444,940	7,807,741	(362,801)	(5%)
Depreciation and amortization	17,167	14,477	2,690	19%
Total operating expenses	7,462,107	7,822,218	(360,111)	(5%)
Net operating loss	(6,489,093)	5,814,353	(12,303,446)	(212%)
Other income (expense):
Interest income	27,266	4,130	23,136	560%
Interest expense	(295,739)	(1,018,333)	722,594	(71%)
Loss on early extinguishment of debt	-	(696,502)	696,502	(100%)
Total other expense	(268,473)	(1,710,705)	1,442,232	(84%)
Net loss before tax provision	$(6,757,566)	$4,103,648	$(10,861,214)	(265%)

Revenues

Sales of freeze dried candy for the six months ended June 30, 2025 were $4.3 million, compared to $27.1 million for the six months ended June 30, 2024, a decrease of $22.7 million or 84%, driven by significantly reduced demand due in large part to increased competitive and market pressure by large competitors.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 were $3.4 million, compared to $13.4 million for the six months ended June 30, 2024, a decrease of $10.1 million , or 75%. The decrease in cost of goods sold is primarily related to the decline in revenue. Cost of goods sold increased as a percentage of revenues due to higher occupancy costs compared to the prior year period.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $973.0 thousand compared to gross profit of $13.6 million for the six months ended June 30, 2024, a decrease of $12.7 million, or 93%. Gross profit decreased over the comparative period due to decreased revenues of $22.7 million partially offset by lower cost of goods sold of $10.1 million.

Our gross profit margin was 22.5% during the six months ended June 30, 2025, compared to 50.40% for the six months ended June 30, 2024. Our gross profit margin decreased as sales decreased while overhead costs included in cost of goods sold increased over the prior year period.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2025 were $3.9 million, compared to $4.5 million for the six months ended June 30, 2024, a decrease of $599.9 thousand, or 13%. The decrease in salaries and benefits was mainly due to a decrease in bonus compensation of approximately $850,000 and headcount reductions. Salaries and benefits included stock-based compensation expense of $2.5 million for both of the six-month periods ending June 30, 2025, and 2024. Stock-based compensation consists of stock options expense for employees and officers of the Company and share grants awarded to certain executives of the Company in lieu of salary, which are being amortized over the service period.

Professional Services

Professional services were $450.6 thousand for the six months ended June 30, 2025, compared to $1.1 million for the six months ended June 30, 2024, a decrease of $611.6 thousand, or 58%. The decrease was primarily due to heightened legal service expenses related to the public offering of common stock and Nasdaq listing in the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses for the six months ended June 30, 2025 were $3.1 million, compared to $2.3 million for the six months ended June 30, 2024, an increase of $848.6 thousand or 37%, primarily due to increased facilities costs related to the company’s new facility, to the extent they are not allocated to inventory.

Depreciation

Depreciation of property and equipment for the six months ended June 30, 2025 and 2024, respectively, was $518.7 thousand and $371.7 thousand, of which $501.5 thousand and $357.3 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $17.2 thousand and $14.5 thousand, respectively.

Other Income (Expense)

In the six months ended June 30, 2025, other expense of $268.5 thousand consisted of interest expense derived from notes payable and the amortization of warrants issued as a debt discount, net of interest income on cash deposits. During the six months ended June 30, 2024, other income consisted of interest expense of $1.7 million. Interest expense decreased due to decreased amortization on notes payable discounts as a $5.2 million of debt was paid down during the second quarter of 2024.

Net Income (Loss)

Pretax net loss for the six months ended June 30, 2025 was $6.8 million, compared to pretax net income of $4.1 million during the six months ended June 30, 2024, a decrease in earnings of $10.9 million or 265%. The transition to pretax net loss from pretax net income was primarily due the decrease in gross profit of $12.7 million, or 93%, while operating expenses decreased $360.1 thousand, or 5%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended June 30, 2025 and 2024, the Company recognized federal income tax provisions of $0 and $257.9 thousand, respectively.

Liquidity, Going Concern and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Current Assets	$22,800,083	$25,076,140

Current Liabilities	$5,384,019	$7,364,541

Working Capital	$17,416,064	$17,711,599

As of June 30, 2025, we had working capital of $17.4 million, compared to working capital of $17.7 million as of December 31, 2024. The decreased working capital is mainly attributable a decrease in cash of $2.8 million, partially offset by a decrease in current notes payable as a result of the Notes Exchange. As of June 30, 2025, our balance of cash and cash equivalents was $959.4 thousand, compared to $3.7 million at December 31, 2024. We expect to continue to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our ability to resume our production levels and distribution capabilities and further increase the value of our brands is in part dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand, however we will require additional financing in the form of equity or debt which may not be available on favorable terms, or at all. We may not have sufficient funds to sustain our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – “Going Concern” of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Indebtedness

On April 28, 2025, the Company restructured its outstanding current debt through the issuance of Convertible Notes in a dollar-for-dollar exchange. On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with related party holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2.7 million, maturity dates ranging from April 8, 2025 to August 23, 2025 and interest rates ranging from 6% to 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2.8 million, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. The Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Note on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2026.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2025 and 2024, respectively.

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(2,514,884)	$(939,534)
Net cash used in investing activities	(249,140)	(2,228,050)
Net cash provided by financing activities	-	15,130,582

Net change in cash and cash equivalents	$(2,764,024)	$11,962,998

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2025, compared to $0.9 million of cash used in operating activities six months ended June 30, 2024. The increase in cash used in operating activities was primarily due to increases in inventory and accounts receivable.

Net cash used in investing activities was $108.0 thousand for the six months ended June 30, 2025, compared to $630.3 thousand for the six months ended June 30, 2024, a decrease of $522.5 thousand. Cash used in investing activities was primarily used to build out additional freezers and to improve our office space.

Net cash provided by financing activities was $0 and $15.1 million for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities for the six months ended June 30, 2024 consisted of net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of June 30, 2025. However, we anticipate that as our foreign operations grow, we may hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and possibly expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on thisevaluations as of June 30, 2025, our Chief Executive Officer, Claudia Goldfarb, and our Chief Financial Officer, Donna Guy concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our financial statements as of June 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2025, we had cash and cash equivalents of $959.4 thousand and an accumulated deficit of $69.2 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us, and, to the extent it is obtained, it would likely have rights, preferences, and privileges senior to those of holders of our common stock and would further dilute our current stockholders. Our ability to raise capital is also constrained by the price of and demand for our common stock. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could also materially adversely affect our stock price and our ability to raise new capital. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations in which case our investors could lose some or all of their investment.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

On May 14, 2025, we received a letter from Nasdaq indicating that the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of our common stock was less than $1.00 per share over a consecutive 30- trading-day period. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 10, 2025, to regain compliance with the minimum bid price requirement, with the possibility of extension for an additional 180 calendar days if we meet Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the minimum bid price requirement. In addition, we would be required to provide written notice of our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary

We can regain compliance if our common stock is at least $1.00 for a minimum of 10 consecutive business days (unless Nasdaq exercises its discretion to extend the 10-day period) at any time during the 180 day compliance period (or additional compliance period, if applicable) (the “Nasdaq Listing Requirement”).

If it appears to Nasdaq that we will not be able to cure the deficiency in connection with the minimum bid price requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by September 30, 2025 for the minimum bid price requirement, Nasdaq will provide written notification to us that our shares of common stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

The notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of our common stock on Nasdaq, which continues to trade under the symbol “SOWG.” However, as of June 30, 2025, we did not meet the Nasdaq Listing Requirement, and we may not meet that requirement before the end of the compliance period (or additional compliance period, if applicable).

We continue to actively monitor the closing bid price of our common stock and are evaluating available options, including by effecting the 1-for-3 reverse stock split that was approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on June 13, 2025, and intend to take appropriate steps to maintain our listing on Nasdaq. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

SOW GOOD INC.

Date: August 14, 2025	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Donna Guy
Donna Guy, Chief Financial Officer (Principal Financial Officer)