Form 10-Q
period 2025-09-30
Sow Good Inc.
filed 2025-11-14
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of registrant’s common stock outstanding as of November 13, 2025 was 12,223,599

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$387,294	$3,723,440
Accounts receivable, net	174,757	460,147
Inventory, net	11,524,269	20,313,315
Prepaid inventory	19,923	55,796
Prepaid expenses	226,694	523,442
Assets held for sale	713,256	-
Total current assets	13,046,193	25,076,140

Property and equipment, net	10,311,440	11,802,420

Security deposit	1,043,972	1,357,956
Right-of-use asset	1,169,271	16,459,215
Total assets	$25,570,876	$54,695,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$818,797	$1,368,006
Accrued interest	110,973	-
Accrued expenses	734,548	976,153
Current portion of operating lease liabilities	1,551,711	2,599,102
Current maturities of notes payable, related parties, net of $0 and $304,500 of debt discounts at September 30, 2025 and December 31, 2024, respectively	-	2,195,500
Current maturities of notes payable, net of $0 and $13,470 of debt discounts as of September 30, 2025 and December 31, 2024, respectively	-	225,780
Total current liabilities	3,216,029	7,364,541

Operating lease liabilities	1,123,302	15,193,129
Convertible notes payable, related parties, net of $811,388 and $0 of debt discounts as of September 30, 2025 and December 31, 2024, respectively	1,992,430	-
Notes payable	150,000	150,000

Total liabilities	6,481,761	22,707,670

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,223,599 and 11,300,624 shares issued and outstanding as of September 30, 2025 and December 31, 2024	12,224	11,300
Additional paid-in capital	99,212,152	94,418,972
Accumulated deficit	(80,135,261)	(62,442,211)
Total stockholders' equity	19,089,115	31,988,061

Total liabilities and stockholders' equity	$25,570,876	$54,695,731

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,553,138	$3,554,157	$5,886,372	$30,608,526
Cost of goods sold	10,500,626	2,998,171	13,860,846	16,415,970
Gross profit	(8,947,488)	555,986	(7,974,474)	14,192,556

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,826,918	1,875,908	5,701,187	6,350,038
Professional services	97,553	320,289	548,106	1,382,393
Other general and administrative expenses	1,712,505	1,607,844	4,832,623	3,879,350
Total general and administrative expenses	3,636,976	3,804,041	11,081,916	11,611,781
Depreciation and amortization	8,584	8,583	25,751	23,060
Loss on impairment of long-lived assets	24,690	-	24,690	-
Total operating expenses	3,670,250	3,812,624	11,132,357	11,634,841

Net operating income (loss)	(12,617,738)	(3,256,638)	(19,106,831)	2,557,715

Other income (expense):
Interest income	-	39,509	27,266	43,639
Interest expense	(93,274)	(225,095)	(389,013)	(1,243,428)
Loss on early extinguishment of debt	-	-	-	(696,502)
Gain on termination of leases	1,775,528	-	1,775,528	-
Total other expense	1,682,254	(185,586)	1,413,781	(1,896,291)

Income (loss) before income tax	(10,935,484)	(3,442,224)	(17,693,050)	661,424
Income tax provision	-	62,315	-	(195,603)
Net income (loss)	$(10,935,484)	$(3,379,909)	$(17,693,050)	$465,821

Weighted average common shares outstanding - basic	12,203,609	10,245,388	11,708,645	8,651,223
Net income (loss) per common share - basic	$(0.90)	$(0.33)	$(1.51)	$0.05

Weighted average common shares outstanding - diluted	12,203,609	10,245,388	11,708,645	9,613,553
Net income (loss) per common share - diluted	$(0.90)	$(0.33)	$(1.51)	$0.05

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	12,166,128	$12,166	$97,758,199	$(69,199,777)	$28,570,588
Common stock issued to directors for services	57,471	$58	$49,941	–	49,999
Common stock issued to officers for services	–	–	104,554	–	104,554
Common stock options granted to directors and advisors for services	–	–	$3,598	–	3,598
Common stock options granted to officers and employees for services	–	–	1,295,860	–	1,295,860
Net loss for the three months ended September 30, 2025	–	–	–	(10,935,484)	(10,935,484)
Balance, September 30, 2025	12,223,599	$12,224	$99,212,152	$(80,135,261)	$19,089,115

	For the Three Months Ended September 30, 2024
		–	Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	10,245,388	$10,245	$89,899,666	$(54,894,265)	$35,015,646
Common stock options granted to directors and advisors for services	–	–	29,284	–	29,284
Common stock options granted to officers and employees for services	–	–	1,157,587	–	1,157,587
Net loss for the three months ended September 30, 2024	–	–	–	(3,379,909)	(3,379,909)
Balance, September 30, 2024	10,245,388	$10,245	$91,086,537	$(58,274,174)	$32,822,608

	For the Nine Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061
Common stock issued to directors for services	139,907	142	279,858	–	280,000
Common stock issued to officers for services	783,068	782	263,572	–	264,354
Common stock options granted to directors and advisors for services	–	-	13,487	–	13,487
Common stock options granted to officers and employees for services	–	–	3,541,322	–	3,541,322
Additional paid in capital from exchange of related party debt, net	–	–	694,941	–	694,941
Net loss for the nine months ended September 30, 2025	–	–	–	(17,693,050)	(17,693,050)
Balance, September 30, 2025	12,223,599	$12,224	$99,212,152	(80,135,261)	$19,089,115

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in private placement offering	515,597	516	3,737,484	–	3,738,000
Proceeds from the exercise of stock options and warrants	2,289,209	2,288	5,670,680	–	5,672,968
Common stock issued to directors for services	31,211	32	295,616	–	295,648
Common stock options granted to directors and advisors for services	–	–	86,892	–	86,892
Common stock options granted to officers and employees for services	–	–	3,307,854	–	3,307,854
Net income for the three months ended September 30, 2024	–	–	–	465,821	465,821
Balance, September 30, 2024	10,245,388	$10,245	$91,086,537	$(58,274,174)	$32,822,608

The accompanying notes are an integral part of these condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,693,050)	$465,821
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	86,339	176,032
Depreciation and amortization	778,800	582,648
Non-cash amortization of right-of-use asset and liability	1,786,411	791,360
Non-cash gain on lease exit	(1,775,526)	-
Inventory valuation and obsolescence adjustments	5,377,125	-
Common stock issued to officers and directors for services	544,356	295,648
Amortization of stock options	3,554,809	3,394,746
Amortization of debt discounts	202,200	932,883
Loss on early extinguishment of debt	-	696,502
Decrease (increase) in current assets:
Accounts receivable	199,051	1,169,269
Prepaid expenses	296,748	360,734
Inventory	3,447,794	(15,319,762)
Security deposits	313,984	(1,011,340)
Increase (decrease) in current liabilities:
Accounts payable	(549,209)	447,563
Income tax payable	-	65,603
Accrued interest	174,863	(363,326)
Accrued expenses	(79,765)	1,190,375
Net cash used in operating activities	$(3,335,070)	(6,125,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions and disposals, net	32,883	(3,143,561)
Cash paid for construction in progress	(33,959)	(1,325,726)
Net cash used in investing activities	(1,076)	(4,469,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net	-	15,712,976
Proceeds from the exercise of warrants and options	-	373,855
Repayments of borrowings	-	(956,249)
Net cash provided by financing activities	-	15,130,582

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,336,146)	4,536,051
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,723,440	2,410,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$387,294	$6,946,088

SUPPLEMENTAL INFORMATION:
Interest paid	$399	$667,293
Interest received	$27,266	$43,639
Income taxes paid	$-	$130,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exercise of warrants	$-	$5,299,113
Retirement of Notes Payable, related party in non-cash debt exchange	$(2,500,000)	$-
Issuance of Convertible Notes Payable, related party, including accrued interest of $64,568 in debt exchange	$2,803,818	$-
Repayment of interest	$(64,568)	$(98,750)
Repayments of borrowings	$(239,250)	$(5,200,363)
Reclassification of construction in progress to assets held for sale	$713,256	$-
Reclassification of construction in progress to property and equipment	$682,469	$2,864,649

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

In May of 2021, the Company announced the launch of its first direct-to-consumer freeze dried consumer packaged goods (“CPG”) line of non-GMO products including ready-to-make smoothies, gluten-free granola and snacks. After launching a freeze dried candy product line in the first quarter of 2023, the Company now has fifteen SKU offerings as of September 30, 2025, that together make up the entirety of the Company’s product portfolio. After launching its freeze dried candy product line the Company discontinued its smoothie, snack and granola products. The Company has six freeze driers in a facility in Irving, Texas and has access to six additional freeze driers, which we may place in operations if and as needed.

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

During the quarter ended three and nine months ended September 30, 2025, the Company began sales activity in the Middle East. While these sales did not quantitatively represent a reportable segment under ASC 280 and are not managed or evaluated separately by the Chief Operating Decision Maker ("CODM"). The Company will continue to monitor this business for potential future reporting as a separate segment if it becomes quantitatively or operationally material.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $41,978 at September 30, 2025. The Company had cash in excess of FDIC and SIPC insured limits of $2,199,681 at December 31, 2024. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $130,446 at September 30, 2025 and $33,549 at December 31, 2024.

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

Depreciation of property and equipment was $268,281 and $216,164 for the three months ended September 30, 2025 and 2024, respectively, of which $259,697 and $207,580 was allocated to cost of goods sold, respectively. Depreciation of property and equipment was $786,993 and $582,948 for the nine months ended September 30, 2025 and 2024, respectively, of which $761,242 and $559,888 was allocated to cost of goods sold, respectively. During the three and nine month periods ended September 30, 2025, the Company disposed of leasehold improvements with a costs basis of $32,882, and related accumulated depreciation of $8,193.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue from the sale of its freeze dried food products, in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligation. For the nine months ended September 30, 2025 and 2024, shipping and handling costs of $394,567 and $502,196, respectively, are included in cost of goods sold. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

Customer Concentration

For the nine months ended September 30, 2025, our top three customers were responsible for 53%, 14%, and 7% of our revenues, respectively. For the nine months ended September 30, 2024, our top three customers were responsible for 33%, 21% and 16% of our revenues, respectively.

For the three months ended September 30, 2025, our top three customers were responsible for 65%, 9%, and 5% of our revenues, respectively. For the three months ended September 30, 2024, our top four customers were responsible for 20%, 15%, 10%, and 10% of our revenues.

Supplier Concentration

For the nine months ended September 30, 2025, three suppliers accounted for 64% of our purchases from vendors. For the nine months ended September 30, 2024, three suppliers accounted for 76% of our purchases from vendors.

For the three months ended September 30, 2025, our top three suppliers accounted for 94% of our purchases from vendors. For the three months ended September 30, 2024, our top three suppliers accounted for 87% of our purchases from vendors. The Company considers these vendors to be critical suppliers of candy and packaging for our freeze dried candy production.

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

Stock-based compensation related to the issuance of shares of common stock for Board of Directors' services consisted of $280,000 and $295,648 for the nine months ended September 30, 2025 and 2024, respectively.

On March 31, 2025 and June 5, 2025, the Board of Directors unanimously approved revisions to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Goldfarb and Mr. Goldfarb would receive a certain percentage of their annual cash salaries in shares of the Company's common stock in lieu of cash payments. The aggregate number of shares issued was 783,068, at an aggregate value of $668,507, which is being amortized over the service period. The Company recognized $264,356 and $424,153 in share compensation expense related to the shares for the three and nine months ended September 30, 2025, respectively.

Stock-based compensation related to amortization of stock option grants to officers and employees consisted of $3,541,322 and $3,307,854 for the nine months ended September 30, 2025 and 2024, respectively. The amortization of stock options granted to Directors is included in other general and administrative expense. The fair values of service-based stock options are determined using the Black-Scholes options pricing model and an effective term of 6.8 to 7.3 years based on either the weighted average of the vesting periods and the stated term of the option grants or as calculated under the options valuation model, the discount rate on 5 to 7 year U.S. Treasury securities at the grant date. The Company uses a Monte Carlo simulation to value its performance-based and market-based stock options. Options are amortized over the implied service term, or the vesting period.

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

No other new accounting pronouncements, issued or effective during the three and nine months ended September 30, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of September 30, 2025, the Company had an accumulated retained deficit of $80,135,261 and a net loss for the nine month period of $17,693,050. The Company had $387,294 and $3,723,440 of cash on hand and working capital of $9,116,908 and $17,711,599 at September 30, 2025 and December 31, 2024, respectively. The Company may not have sufficient funds to sustain operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

During the nine months ended September 30, 2025, management has implemented its comprehensive plans to improve the Company's financial position. These initiatives included restructuring of debt, which was effected through an exchange transaction in the second quarter, ongoing strategic cost cutting and firmwide headcount reductions, on-boarding new customers in existing markets, entering new markets overseas, and entering new product categories to fully utilize any excess production capacity. During the three months ended September 30, 2025, management has finalized exit strategies for leases associated with unused facilities. This will significantly reduce ongoing facilities expense, and related right-of-use liabilities on the balance sheet. In addition, management is investigating potential partnership opportunities, asset sales, and capital raises through debt and or equity offerings, including the sales of shares available under our at-the-market program.

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

Common Stock Issued to Officers and Directors for Services

On August 1, 2025, the Company issued an aggregate 64,614 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $57,471, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,868.65. Mr. Goldfarb received 259,070 shares valued at $199,637.89.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Leases

The Company leases a 20,945 square foot facility in Irving, Texas, for which an entity owned entirely by Ira Goldfarb. The lease term is through September 15, 2025, with two five-year options to extend, with a current monthly lease rate of $12,425, with approximately 3% annual escalation of lease payments.

At September 30, 2025 and December 31, 2024, included in the operating lease liabilities was $1,191,721 and $1,241,860 in connection with this lease. For the nine months ended September 30, 2025 and 2024 the Company expensed $110,172 in each of the periods and paid cash of $102,227 and $99,030, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$-	$-	$2,195,500	$2,469,531
Convertible notes payable, related parties, net of discounts	1,992,430	1,992,430	-	-
Notes payable	150,000	150,000	375,780	237,841
Total liabilities	$2,142,430	$2,142,430	$2,571,280	$2,707,372

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Inventory

Inventory

As of September 30, 2025 and December 31, 2024 the Company's inventory consisted of raw materials, material overhead, labor, and manufacturing overhead, categorized as follows:

	September 30, 2025	December 31, 2024
Finished goods	$7,774,138	$8,816,867
Overhead allocated to inventory	3,148,171	4,993,947
Packaging materials	1,650,515	1,639,608
Work in progress	3,312,468	4,556,718
Raw materials	1,016,102	1,401,408
Inventory Reserve - Allowance for Obsolescence	(5,377,125)	(1,095,233)
Total inventory	$11,524,269	$20,313,315

During the three and nine month periods ended three and nine months ended September 30, 2025, the Company recorded reserves of $5,377,125 for obsolescence for SKUs which the Company has discontinued and the related work in progress, raw materials, and packaging.

Prepaid Inventory

The company had reported a total of $19,923 and $55,796 in prepaid inventory as of September 30, 2025 and December 31, 2024, respectively. Prepaid inventory primarily consists of deposits and advance payments to suppliers for the purchase of raw materials and finished goods expected to be received and utilized in production within the next financial period, which have not been shipped as of the balance sheet date.

The Company accounts for prepaid inventory at cost, which includes all charges necessary to bring the inventory items to their present location and condition. Upon shipment of the inventory, these amounts are reclassified from prepaid inventory to the appropriate inventory accounts on the balance sheet.

Note 7 – Prepaid Expenses

Prepaid expenses consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid software licenses	$35,502	$44,736
Prepaid insurance costs	59,578	260,995
Prepaid other	131,614	217,711
Total prepaid expenses	$226,694	$523,442

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Property and Equipment

Property and equipment at consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Machinery	$8,508,693	$7,826,224
Leasehold improvements	1,459,067	1,467,267
Software	70,000	70,000
Website	71,589	71,589
Office equipment	96,991	121,674
Construction in progress	2,678,441	4,040,207
	12,884,781	13,596,961
Less: Accumulated depreciation and amortization	(2,573,341)	(1,794,541)
Total property and equipment, net	$10,311,440	$11,802,420

Construction in progress consists of costs incurred to build out our manufacturing facilities in Texas, along with the construction of our freeze driers. These costs will be capitalized as Leasehold Improvements and Machinery, respectively, upon completion.

As of September 30, 2025, the Company reclassified a candy-making machine and accessories with a carrying amount of $713,256 from construction in progress to assets held for sale on our balance sheets. The reclassification was made in accordance with ASC 360-10-45, Property, Plant, and Equipment — Other Presentation Matters, as management committed to a plan to sell the asset, initiated an active program to locate a buyer, and determined that the sale was probable within one year. The asset is presented separately on the consolidated balance sheet at the lower of its carrying amount or estimated fair value less costs to sell.

Depreciation of property and equipment was $268,281 and $216,164 for the three months ended September 30, 2025 and 2024, respectively, of which $259,697 and $207,580 was allocated to cost of goods sold, respectively.

Depreciation of property and equipment was $786,993 and $582,948 for the nine months ended September 30, 2025 and 2024, respectively, of which $761,242 and $559,888 was allocated to cost of goods sold, respectively. During the three and nine month periods ended September 30, 2025, the Company disposed of leasehold improvements with a costs basis of $32,882, and related accumulated deprecation of $8,193.

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

The Company leases its 20,945 square foot facility under a non-cancelable real property lease agreement with an expiration date of August 31, 2025, with two five-year options to extend, at a monthly lease rate of $11,296, with approximately a 3% annual escalation of lease payments commencing September 15, 2021, under which an entity owned entirely by Ira Goldfarb, the Company's Executive Chairman, is the landlord. The lease liability and right-of-use asset were recorded under the assumption that the Company would elect to extend. The Company is currently The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

determining the present value of lease payments. The incremental borrowing rate for the lease at the time of commencement was 5.75%.

On May 22, 2024, the Company entered into an industrial lease with USCIF Pinnacle Building B LLC. The Company leased approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the lease commenced on May 22, 2024. The lease provides for graduated rent payments starting at $122,175 per month, increasing up to $297,289 per month by the end of the lease, plus taxes, insurance and common area maintenance costs. The Company has provided a security deposit in the amount of $1,000,000 in connection with the lease. The lease may be renewed upon the extension in writing between the Company and the lessor for a period of up to 60 months. The incremental borrowing rate for the lease at the time of commencement was 10.84%. Effective September 30, 2025, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,431,614.

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation, which the Company intends to use as production space. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increase each year, up to approximately $51,700 per month during the last year of the initial term. The Company is also responsible for operating expenses of the premises, which start at $7,835 per month, with an annual escalation of 4.3%. As a deposit on the lease, the Company is required to provide a letter of credit to Prologis, Inc. in the amount of $300,000. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 30, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,943.

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

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Right-of-Use lease cost:
Amortization of right-of-use asset	$2,849,375	$1,423,179

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating lease:
Operating lease assets	$1,169,271	$16,459,215

Current portion of operating lease liability	$1,551,711	$2,599,102
Noncurrent operating lease liability	1,123,302	15,193,129
Total operating lease liability	$2,675,013	$17,792,231

Weighted average remaining lease term:
Operating leases (in years)	0.7	4.8
Weighted average discount rate:
Operating lease	8.45%	10.25%

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental cash flow and other information related to operating leases was as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,657,897	$1,553,753

The future minimum lease payments due under operating leases as of September 30, 2025 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2025	$1,120,115
2026	573,171
2027	145,242
2028	149,600
2029 and thereafter	1,118,148
Total	$3,106,276
Less effects of discounting	(431,263)
Lease liability recognized	$2,675,013

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

Notes payable, related parties consists of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Convertible Notes payable, bearing interest at 8% per annum, maturing on April 30, 2030	$2,563,890	$2,500,000
Convertible Notes payable, bearing interest at 6% per annum, maturing on April 30, 2030	239,928	-
Total notes payable, related parties	2,803,818	2,500,000
Less unamortized debt discounts:	811,388	304,500
Notes payable	1,992,430	2,195,500
Less current maturities	-	2,195,500
Notes payable, related parties, less current maturities	$1,992,430	$-

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

Notes payable consists of the following at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Notes payable, bearing interest of 6% per annum, matured April 8, 2025	$-	$239,250
EIDL Note	150,000	150,000
Total notes payable	150,000	389,250
Less unamortized debt discounts:	-	13,470
Notes payable	150,000	375,780
Less: current maturities	-	225,780
Notes payable, less current maturities	$150,000	$150,000

The Company recognized interest expense related to related party notes payable and other notes payable for nine months ended September 30, 2025 and 2024, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest on notes payable, related parties	$54,072	$64,105	$177,966	$285,459
Interest on notes payable	2,193	5,812	8,041	25,086
Amortization of debt discounts on notes payable	37,009	155,178	203,006	932,883
Total interest expense	$93,274	$225,095	$389,013	$1,243,428

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

Common Stock Issued to Officers for Services

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,869. Mr. Goldfarb received 198,202 shares valued at $199,638.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000.

Common Stock Issued to Directors for Services

On August 1, 2025, the Company issued an aggregate 64,614 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $57,471, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

Outstanding Options

Options to purchase an aggregate total of 2,620,740 shares of common stock were outstanding as of September 30, 2025, at a weighted average strike price of $19.73. The weighted average life of exercisable outstanding options was 7.7 years as of September 30, 2025.

The Company recognized compensation expense related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the three and nine months ended September 30, 2025 and 2024, as follows:

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Directors	$3,598	$29,284	$13,487	$86,892
Officers and employees	1,295,860	1,157,587	3,541,322	3,307,854
Total amortized options expense	$1,299,458	$1,186,871	$3,554,809	$3,394,746

The remaining unamortized balance of these options is $7,668,297 as of September 30, 2025 and the weighted-average period over which these awards are expected to be recognized is approximately 1.46 years.

Options Granted

During the nine months ended September 30, 2025, 25 employees were granted options to purchase an aggregate of 113,469 shares of the Company's common stock, having a weighted average exercise price of $2.65, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 102% and an average call option fair value of $2.23, was $253,491. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 74,370 options with a weighted average strike price of $5.73 per share were forfeited by former employees during the nine months ended September 30, 2025.

Options Expired

No options expired during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, options expirations consisted of 333 options with a $195.00 strike price, and 14,491 options with a $5.41 strike price.

Options Exercised

No options were exercised during the nine months ended September 30, 2025. A total of 50,459 options were exercised during the nine months ended September 30, 2024.

Options Exercisable

There were 585,287 options exercisable as of September 30, 2025, with a weighted average exercise price of $6.27.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of approximately 5 years, were outstanding as of September 30, 2025.

No warrants were granted, exercised, cancelled, or expired during the nine months ended September 30, 2025.

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

The following table provides the operating financial results of our freeze-dried candy segment for the three and nine months

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$1,553,138	$3,554,157	$5,886,372	$30,608,526
Less: Significant other segment expenses
Cost of goods sold	10,500,626	2,998,171	13,860,846	16,415,970
Salaries and benefits	1,826,918	1,875,908	5,701,187	6,350,038
Professional services	97,553	320,289	548,106	1,382,393
Other general and administrative expenses	1,712,505	1,607,844	4,832,623	3,879,350
Depreciation and amortization	8,584	8,583	25,751	23,060
Loss on impairment of long-lived assets	24,690	-	24,690	-
Interest expense, net	93,274	185,586	361,747	1,199,789
Loss on early extinguishment of debt	-	-	-	696,502
Gain on termination of leases	(1,775,528)	-	(1,775,528)	-
Income tax expense (benefit)	-	(62,315)	-	195,603
Segment net income (loss)	$(10,935,484)	$(3,379,909)	$(17,693,050)	$465,821

Note 16 – Earnings Per Share

Basic and diluted earnings per share for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders	$(10,935,484)	$(3,379,909)	$(17,693,050)	$465,821

Basic weighted average shares	12,203,609	10,245,388	11,708,645	8,651,223

Basic income (loss) per share	$(0.90)	$(0.33)	$(1.51)	$0.05

Diluted weighted average shares	12,203,609	10,245,388	11,708,645	9,613,553

Diluted income (loss) per share	$(0.90)	$(0.33)	$(1.51)	$0.05

The table below includes information related to stock options and warrants that were outstanding at the end of each respective the three and nine months ended September 30, 2025 and September 30, 2024. For periods in which the Company incurred a net loss, these options and warrants are not included in weighted average dilutive shares because their impact would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, there were approximately 2,613,240 and 1,024,469 options with a strike price

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

greater than the average share price for the respective periods, which have been excluded from the weighted average shares because including them would have been antidilutive under the treasury method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average stock options	2,634,641	1,607,913	2,647,966	1,607,580
Weighted average price of exercisable stock options	$6.20	$8.00	$6.20	$8.00

Weighted average warrants	190,500	190,500	190,500	974,839
Weighted average price of warrants	$9.80	$9.80	$9.80	$3.01

Average price of common stock	$0.72	$15.74	$1.60	$13.84

Note 17 – Income Taxes

The Company recognized a benefit of $0 and expense of $195,603, respectively in the nine month periods ended September 30, 2025 and 2024. The Company’s effective tax rates for the nine months ended September 30, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at September 30, 2025 was appropriate.

Note 18 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements.

Capital Contribution

On October 27, 2025, the Company issued a press release announcing, among other developments, that co-founders Claudia and Ira Goldfarb committed to personally contribute up to $1,000,000 for working capital needs. The commitments are expected to close in early November.

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

Overview and Outlook

Sow Good is a trailblazing U.S.-based freeze dried candy and snack manufacturer dedicated to providing consumers with innovative and explosively flavorful freeze dried treats. Sow Good has harnessed the power of our proprietary freeze drying technology and product-specialized manufacturing facility to transform traditional candy into a novel and exciting everyday confectioneries subcategory that we call freeze dried candy. We began commercializing our freeze dried candy products in the first quarter of 2023, and as of September 30, 2025, we have fifteen stock keeping units (“SKUs”) in our Sow Good Candy line of treats. We sell our treats using an omnichannel strategy primarily focused on the wholesale and retail channels with less than 2% of sales coming from e-commerce as of September 30, 2025. As of September 30, 2025, our treats are offered for sale in approximately 5,000 brick-and-mortar retail outlets in the United States.

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

Provision for Income Taxes

The Company recognized a federal income tax expense of $0 and $195,603, for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rates for the three months ended September 30, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the nine months ended September 30, 2025 and 2024, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024.

The following table summarizes selected items from the statement of operations for the three-month periods ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$1,553,138	$3,554,157	$(2,001,019)	(56%)
Cost of goods sold	10,500,626	2,998,171	7,502,455	250%
Gross profit	(8,947,488)	555,986	(9,503,474)	(1709%)
Operating expenses:
General and administrative expenses:
Salaries and benefits	1,826,918	1,875,908	(48,990)	(3%)
Professional services	97,553	320,289	(222,736)	(70%)
Other general and administrative expenses	1,712,505	1,607,844	104,661	7%
Total general and administrative expenses	3,636,976	3,804,041	(167,065)	(4%)
Depreciation and amortization	8,584	8,583	1	0%
Loss on impairment of long-lived assets	24,690	-	24,690	100%
Total operating expenses	3,670,250	3,812,624	(142,374)	(4%)
Net operating loss	(12,617,738)	(3,256,638)	(9,361,100)	287%
Other income (expense):
Interest income	-	39,509	(39,509)	(100%)
Interest expense	(93,274)	(225,095)	131,821	59%
Loss on early extinguishment of debt	-	-	-	0%
Gain on termination of leases	1,775,528	-	1,775,528	100%
Total other expense	1,682,254	(185,586)	1,867,840	(1006%)
Net loss before tax provision	$(10,935,484)	$(3,442,224)	$(7,493,260)	218%

Comparison of the three months ended September 30, 2025 and September 30, 2024

Revenues

Sales of freeze dried candy for the three months ended September 30, 2025 were $1.6 million, compared to $3.6 million for the three months ended September 30, 2024, a decrease of $2.0 million, or (56%), driven by significantly reduced demand due in large part to increased competitive and market pressure by large competitors.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 were $10.5 million, compared to $3.0 million for the three months ended September 30, 2024, an increase of $7.5 million, or 250%. The increase was primarily due to charges to inventory to reserve for finished goods and materials associated with SKUs that the Company no longer intends to produce or sell, as well as the related write-down of overhead allocated to this inventory.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $(8.9) million compared to gross profit of $0.6 million for the three months ended September 30, 2024, a decrease of $(9.5) million, or (1709%). Gross profit decreased over the comparative period due to a decrease in revenues of $2.0 million, coupled with an increase in the cost of goods sold of $7.5 million, largely due to inventory reserve charges.

Our gross margin loss was (576%) during the three months ended September 30, 2025, compared to a gross margin profit of 16% for the three months ended September 30, 2024. Our gross margin decreased due to lower sales and increased cost of goods sold as a percentage of revenues due to inventory reserve charges.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the three months ended September 30, 2025 were $1.8 million, compared to $1.9 million for the three months ended September 30, 2024, a decrease of $49.0 thousand, or (3%). The decrease in salaries and benefits was mainly due to headcount reductions in the third quarter. Salaries and benefits included stock option amortization expense of $1.3 million for both of the three-month periods ended September 30, 2025, and 2024. Stock-based compensation also includes amortization of shares granted to officers in lieu of cash of $104,554 for the three months ended September 30, 2025.

Professional Services

Professional services were $97.6 thousand for the three months ended September 30, 2025, compared to $320.3 thousand for the three months ended September 30, 2024, a decrease of $222.7 thousand, or (70%). The decrease was primarily due to decreased legal service expenses compared to the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended September 30, 2025 were $1.7 million, compared to $1.6 million for the three months ended September 30, 2024, an increase of $104.7 thousand, or 7% primarily due to increased facilities costs, such as property tax, utilities, and rent expense.

Depreciation

Depreciation of property and equipment for the three months ended September 30, 2025 and 2024, respectively, was $268.3 thousand and $216.2 thousand, of which $259.7 thousand and $207.6 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $8.6 thousand and $8.6 thousand, respectively.

Impairment of long-lived assets

During the three months ended September 30, 2025, the Company recognized impairment charges of $24.7 thousand related to the derecognition of the Rock Quarry lease and the write-off of certain associated leasehold improvements. No impairment charges were recorded during the three months ended September 30, 2024.

Other Income (Expense)

In the three months ended September 30, 2025, other expense of $93.3 thousand consisted of interest expense derived from notes payable and the amortization of warrants issued as a debt discount, net of interest income on cash deposits. During the period ended September 30, 2024, other income consisted of interest expense of $185.6 thousand. Interest expense decreased due to decreased amortization on notes payable discounts as notes get closer to maturity.

Gain on termination of leases

During the three months ended September 30, 2025, the Company recognized a noncash gain of $1.8 million on the derecognition of the Rock Quarry and Mockingbird leases. No gain or loss on lease exits were recorded during the three months ended September 30, 2024.

Net Income (Loss)

Pretax net loss for the three months ended September 30, 2025 was $10.9 million, compared to pretax net income of $3.44 million during the three months ended September 30, 2024, decrease in earnings of $7.5 million, or (1006%). The increase was primarily due the decrease in gross profit of $(9.5) million, or (1709%) partially offset by a gain on the exit of leases $1.8 million, and decreased operating expenses of $142.4 thousand or 100%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended September 30, 2025 and 2024, the Company recognized federal income tax provisions of $0 and $195.6 thousand, respectively.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

The following table summarizes selected items from the statement of operations for the three-month periods ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$5,886,372	$30,608,526	$(24,722,154)	(81%)
Cost of goods sold	13,860,846	16,415,970	(2,555,124)	(16%)
Gross profit	(7,974,474)	14,192,556	(22,167,030)	(156%)
Operating expenses:
General and administrative expenses:
Salaries and benefits	5,701,187	6,350,038	(648,851)	(10%)
Professional services	548,106	1,382,393	(834,287)	(60%)
Other general and administrative expenses	4,832,623	3,879,350	953,273	25%
Total general and administrative expenses	11,081,916	11,611,781	(529,865)	(5%)
Depreciation and amortization	25,751	23,060	2,691	12%
Loss on impairment of long-lived assets	24,690	-	24,690	100%
Total operating expenses	11,132,357	11,634,841	(502,484)	(4%)
Net operating loss	(19,106,831)	2,557,715	(21,664,546)	(847%)
Other income (expense):
Interest income	27,266	43,639	(16,373)	(38%)
Interest expense	(389,013)	(1,243,428)	854,415	(69%)
Loss on early extinguishment of debt	-	(696,502)	696,502	(100%)
Gain on termination of leases	1,775,528	-	1,775,528	100%
Total other expense	1,413,781	(1,896,291)	3,310,072	(175%)
Net loss before tax provision	$(17,693,050)	$661,424	$(18,354,474)	(2775%)

Revenues

Sales of freeze dried candy for the nine months ended September 30, 2025 were $5.9 million, compared to $30.6 million for the nine months ended September 30, 2024, a decrease of $24.7 million or (81%), driven by significantly reduced demand due in large part to increased competitive and market pressure by large competitors.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 were $13.9 million, or 235% of sales compared to $16.4 million, or 54% of sales for the nine months ended September 30, 2024, a decrease of $2.6 million. The increase of cost of goods sold as a percent of sales was primarily due to charges to inventory to reserve for finished goods and materials associated with SKUs that the Company no longer intends to produce or sell, as well as the related write-down of overhead allocated to this inventory.

Gross Profit

Gross loss for the nine months ended September 30, 2025 was $(8.9) million compared to gross profit of $14.2 million for the nine months ended September 30, 2024, a decrease of -$22.2 million, or (156%). Gross profit decreased over the comparative period due to decreased revenues of $24.7 million partially offset by lower cost of goods sold of $2.6 million.

Our gross profit margin was (135.5)% during the nine months ended September 30, 2025, compared to 46.37% for the nine months ended September 30, 2024. Our gross profit margin decreased as sales decreased while allocated overhead costs and inventory reserves increased over the prior year period.

Operating Expenses

Salaries and Benefits

Salaries and benefits for the nine months ended September 30, 2025 were $5.7 million, compared to $6.4 million for the nine months ended September 30, 2024, a decrease of $648.9 thousand, or (10%). The decrease in salaries and benefits was mainly due to a decrease in bonus compensation of approximately $850,000 and headcount reductions. Salaries and benefits included stock-based compensation expense of $3.8 million for both of the six-month periods ending September 30, 2025, and 2024. Stock-based compensation consists of stock options expense for employees and officers of the Company and share grants awarded to certain executives of the Company in lieu of salary, which are being amortized over the service period.

Professional Services

Professional services were $548.1 thousand for the nine months ended September 30, 2025, compared to $1.4 million for the nine months ended September 30, 2024, a decrease of $834.3 thousand, or (60%). The decrease was primarily due to heightened legal service expenses related to the public offering of common stock and Nasdaq listing in the prior year period.

Other General and Administrative Expenses

Other general and administrative expenses for the nine months ended September 30, 2025 were $4.8 million, compared to $3.9 million for the nine months ended September 30, 2024, an increase of $953.3 thousand or 25%, primarily due to increased facilities costs related to the company’s new facility, to the extent they are not allocated to inventory.

Depreciation

Depreciation of property and equipment for the nine months ended September 30, 2025 and 2024, respectively, was $787.0 thousand and $587.9 thousand, of which $501.5 thousand and $564.8 thousand was allocated to cost of goods sold, which resulted in net depreciation expense of $25.8 thousand and $23.1 thousand, respectively.

Impairment of long-lived assets

During the nine months ended September 30, 2025, the Company recognized impairment charges of $24.7 thousand related to the derecognition of the Rock Quarry lease and the write-off of certain associated leasehold improvements. No impairment charges were recorded during the nine months ended September 30, 2024.

Other Income (Expense)

Interest

In the nine months ended September 30, 2025, other expense consisted of net interest expense of $361.7 thousand derived from notes payable and the amortization of warrants issued as a debt discount, net of interest income on cash deposits. During the nine months ended September 30, 2024, other income consisted of net interest expense of $1.2 million and $696.5 thousand loss on the early extinguishment of debt. Interest expense decreased due to decreased amortization on notes payable discounts as a $5.2 million of debt was paid down during the second quarter of 2024.

Gain on termination of leases

During the three months ended September 30, 2025, the Company recognized a noncash gain of $1.8 million on the derecognition of the Rock Quarry and Mockingbird leases. No gain or loss on lease exits were recorded during the three months ended September 30, 2024.

Net Income (Loss)

Pretax net loss for the nine months ended September 30, 2025 was $17.7 million, compared to pretax net income of $0.7 million during the nine months ended September 30, 2024, a decrease in earnings of $18.4 million or (2775%). The transition to pretax net loss from pretax net income was primarily due the decrease in gross profit of -$22.2 million, or (156%), while operating expenses decreased $502.5 thousand, or 100%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended September 30, 2025 and 2024, the Company recognized federal income tax provisions of $0 and $195.6 thousand, respectively.

Liquidity, Going Concern and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Current Assets	$12,332,937	$25,076,140

Current Liabilities	$3,216,029	$7,364,541

Working Capital	$9,116,908	$17,711,599

As of September 30, 2025, we had working capital of $9.1 million, compared to working capital of $17.7 million as of December 31, 2024. The decreased working capital is mainly attributable a decrease in cash of $3.3 million and decreased inventory of $8.8 million. As of September 30, 2025, our balance of cash and cash equivalents was $387.3 thousand, compared to $3.7 million at December 31, 2024. We expect to continue to incur significant capital expenditures related to the development and operation of our freeze dried candy business. Our ability to resume our production levels and distribution capabilities and further increase the value of our brands is in part dependent on our success in deploying additional capital. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand, however we will require additional financing in the form of equity or debt which may not be available on favorable terms, or at all. We may not have sufficient funds to sustain our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – “Going Concern” of the notes to consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(3,335,070)	$(6,125,244)
Net cash used in investing activities	(1,076)	(4,469,287)
Net cash provided by financing activities	-	15,130,582

Net change in cash and cash equivalents	$(3,336,146)	$4,536,051

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2025, compared to $6.1 million of cash used in operating activities nine months ended September 30, 2024. The decrease in cash used in operating activities was primarily due to decreases in the level of cash spent on inventory and reduced accounts receivable due to lower sales.

Net cash used in investing activities was $1.1 thousand for the nine months ended September 30, 2025, compared to $4.5 million for the nine months ended September 30, 2024, a decrease of $4.5 million. Cash used in investing activities during 2024 was primarily used to build out additional freezers and to improve office space.

Net cash provided by financing activities was $0 and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of $12.0 million of net proceeds from a public offering of 1,380,000 shares at a price of $10.00 per share completed on May 9, 2024, and net proceeds of $3.7 million from private placement offerings to accredited investors and related parties from the issuance of 515,597 shares at $7.25 per share on March 28, 2024. Proceeds from warrant and options exercises totaled $5.7 million during the nine months ended September 30, 2024, which was used to pay down notes payable totaling approximately $6.2 million nine months ended September 30, 2024.

Contractual Obligations and Commitments

The Company is a party to a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd., Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10.0 thousand, with approximately a 3% annual escalation of lease payments commencing September 15, 2021. The Company has elected to extend this lease.

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

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company was required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. Effective September 30, 2025, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,431,614.

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 30, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,943.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of September 30, 2025. However, we anticipate that as our foreign operations grow, we may hold more cash in foreign jurisdictions, particularly Mexico, Colombia and China, and possibly expose ourselves to greater currency fluctuation risk than we currently experience.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation as of September 30, 2025, our Chief Executive Officer, Claudia Goldfarb, and our Chief Financial Officer, Donna Guy concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of September 30, 2025, we had cash and cash equivalents of $387.3 thousand and an accumulated deficit of $80.1 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us, and, to the extent it is obtained, it would likely have rights, preferences, and privileges senior to those of holders of our common stock and would further dilute our current stockholders. Our ability to raise capital is also constrained by the price of and demand for our common stock. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could also materially adversely affect our stock price and our ability to raise new capital. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations in which case our investors could lose some or all of their investment.

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

On November 11, 2025, Nasdaq granted a second 180-day period compliance period in order to effect our plans to increase the share price, or effect a stock split, if needed by May 11, 2026. We continue to actively monitor the closing bid price of our common stock and are evaluating available options, including by effecting the 1-for-3 reverse stock split that was approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on June 13, 2025, and intend to take appropriate steps to maintain our listing on Nasdaq. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

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

SOW GOOD INC.

Date: November 14, 2025	By:	/s/ Claudia Goldfarb
Claudia Goldfarb, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Donna Guy
Donna Guy, Chief Financial Officer (Principal Financial Officer)