Form 10-K
period 2025-12-31
Sow Good Inc.
filed 2026-03-31
CIK 1490161

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $ 4,574,447 as of June 30, 2025 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by The Nasdaq Capital Market).

There were 13,328,469 shares outstanding of the registrant’s common stock as of March 26, 2026.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•
our ability to provide shareholder value through strategic alternatives, including potential partnerships, acquisitions and corporate transactions;
•
our ability to obtain the benefits of our recent private placement and strategic asset sale;
•
the consummation of the second tranche of our recent private placement;
•
the continued market for freeze-dried candy;
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

i

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

ii

iii

PART I

ITEM 1. BUSINESS

Overview

Sow Good Inc. is a U.S.-based consumer packaged goods company that pioneered the freeze dried candy category. Since commencing commercial sales in the first quarter of 2023, Sow Good developed and scaled a proprietary freeze drying manufacturing operation dedicated to transforming traditional candy and snacks into novel, intensely flavorful treats it markets under the "hyper dried, hyper crunchy, hyper flavorful" brand positioning.

Recent Strategic Transactions

On December 30, 2025, the Company sold substantially all of its manufacturing assets, including six proprietary freeze drying machines and other property and equipment with an aggregate net book value of approximately $10,793,563, to Trea Grove, LLC, ("Trea Grove"), a related party, for total consideration of $1.5 million. Concurrently, the Company entered into an exclusive Distribution Agreement with Trea Grove, pursuant to which Trea Grove serves as the exclusive worldwide distributor of Sow Good's remaining finished goods inventory, with the Company receiving 10% of gross receipts from customer sales. The Distribution Agreement has a term through July 31, 2026.

As a result of these transactions, the Company no longer operates manufacturing facilities and has transitioned to a capital-light model for the duration of the Distribution Agreement. The Company's board and management are evaluating strategic alternatives for the business going forward.

Additionally, on December 31, 2025, the Company entered into a Securities Purchase Agreement for the private placement of two tranches of convertible preferred stock (the “Private Placement”). The Company completed the sale of the first tranche by issuing 1,500,000 Series AA Convertible Non-Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series AA Preferred Stock”) with proceeds to the Company of $3,000,000, which were used to pay down debt, reduce headcount, and for operational purposes. Pursuant to the Securities Purchase Agreement, the Company expects to consummate the sale of the second tranche with the issuance of 1,500,000 Series AAA Convertible Redeemable Preferred Stock, par value $0.001 per share, of the Company (the “Series AAA Preferred Stock”) for additional proceeds of $3,000,000 in March 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock, except that the Series AAA Preferred Stock are redeemable at a price of $200 per share, and each share of Series AA Preferred Stock is initially convertible into 14 shares of Common Stock where each share of Series AAA Preferred Stock is initially convertible into 250 shares of Common Stock (subject to adjustment as provided in the Series AAA certificate of designations).

Products

Sow Good sells freeze-dried candy and snack products through a distributor. The freeze drying process removes up to 99% of moisture from products in their frozen state through the application of low heat in a near-vacuum environment, concentrating flavor and producing a uniquely crunchy texture with a long shelf life and natural preservation characteristics.

Facilities

Prior to the December 30, 2025 asset sale, the Company operated a custom-built 20,945 square foot freeze drying facility located at 1440 N. Union Bower Road, Irving, Texas, which was leased under a related party lease with Mr. Goldfarb, and housed six bespoke, proprietary freeze dryers capable of producing up to 24 million units of freeze dried candy annually. The manufacturing equipment were among the assets transferred to Trea Grove, LLC as part of the asset sale, and the lease was exited. Sow Good maintains an approximately 10,000 square foot warehouse for remaining inventory, leased through July 2026.

Founders and Background

Sow Good was co-founded by Claudia Goldfarb and Ira Goldfarb. Mr. Goldfarb and Mrs. Goldfarb are also the Managing Members of Trea Grove, LLC, the buyer in the December 2025 asset sale and the Company's exclusive distributor. See "Related Party Transactions" for a full description of those arrangements.

Our Market Opportunity

We believe the candy category is stagnant, repetitive, and in need of revitalization to reengage and captivate consumers seeking innovative ways to satisfy their sweet cravings. We see our market opportunity existing at the intersection of two categories: the burgeoning freeze dried candy category and the non-chocolate confections category. While we observed the freeze dried candy category experience a significant rise in popularity during 2024 and the first half of 2025, we have observed market data showing a significant decline in sales in the freeze dried candy category toward the end of 2025. For these reasons, the Company has transitioned to a capital-light model for the duration of the Distribution Agreement. The Company's board and management are evaluating strategic alternatives for the business going forward.

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

Our Growth Strategy

Following the sale of substantially all manufacturing and operating assets and the entry into a long-term Distribution Agreement, Sow Good Inc. now operates as a commission-based distribution and brand-focused company. We do not manufacture products. Our business model is centered on developing and supporting the Sow Good brand, driving consumer demand, and earning a fixed percentage of distributor gross receipts from sales of Sow Good-branded products.

Our growth strategy is focused on three primary elements: (i) maintaining a lean, asset-light operating structure while we pursue strategic alternatives; (ii) strengthening brand awareness and consumer engagement; and (iii) expanding distribution through our distribution partner.

Maintain an Asset-Light Operating Structure While We Pursue Strategic Alternatives

Our current business model is asset-light and does not require ownership of manufacturing facilities, production equipment, or inventory. We believe this structure provides flexibility, scalability, and reduced capital requirements relative to a vertically integrated manufacturing model, while allowing management to focus on pursuing strategic alternatives. Given the substantial decline in sales experienced by the freeze dried candy category, and with the benefit of the proceeds from the Private Placement, our management is reviewing strategic alternatives to create shareholder value in adjacent categories as well as other industries.

Strengthen Brand Awareness and Consumer Engagement

We believe brand recognition and consumer loyalty are critical drivers of long-term value. We seek to build a trusted brand associated with novel, high-quality freeze-dried treats that consistently deliver a differentiated sensory experience. Our efforts are focused on increasing brand visibility across digital channels, social media platforms, and retail environments, as well as supporting marketing initiatives that drive consumer trial and repeat purchases.

We work collaboratively with our distribution partner to support retail launches, merchandising initiatives, and promotional campaigns designed to increase shelf presence, improve sell-through velocity, and expand consumer awareness of the Sow Good brand.

Expand Distribution Through Our Distribution Partner

Under the Distribution Agreement, our distribution partner is responsible for sales, order fulfillment, warehousing, logistics, and customer relationships with retailers and distributors. Our role is to support and influence distribution expansion through brand development, product strategy, and marketing support. Growth in distribution footprint and sell-through directly increases gross receipts earned by our distribution partner, from which we earn a fixed commission.

Our Products

Sow Good operates as a brand owner and brand steward of freeze-dried snack products marketed under the Sow Good name. Product manufacturing, packaging, and distribution are performed by third parties under contractual arrangements. Current product categories include freeze-dried candy marketed under the Sow Good Candy brand, as well as other freeze-dried snack concepts under development.

Sow Good Candy – Freeze-Dried Candy

Sow Good Candy consists of freeze-dried versions of familiar gummy, chewy, and hard candies transformed into crunchy snack formats with concentrated flavor and expanded texture. Products are offered in a variety of flavor profiles, shapes, and pack sizes.

Supply Chain and Manufacturing

Sow Good does not manufacture products and does not own or operate production facilities. Manufacturing, packaging, and sourcing of raw materials are performed by third-party partners engaged by our distribution partner.

We rely on our distribution partner to manage relationships with manufacturers and suppliers, maintain appropriate quality standards, and ensure compliance with applicable food safety and regulatory requirements. We work collaboratively with our partners to support product specifications, quality expectations, and brand standards.

Quality Control

We expect our manufacturing partners to operate in compliance with applicable FDA, USDA, and other regulatory requirements and to maintain food safety and quality certifications appropriate for the products manufactured. Our distribution partner is responsible for overseeing quality assurance processes, while we provide brand-level input regarding product standards and consumer expectations.

Sales Channels and Product Distribution

Sow Good-branded products are sold to retailers and distributors through our distribution partner. We do not sell products directly to retailers or consumers and do not maintain an e-commerce fulfillment operation. Products are distributed across conventional grocery, natural and specialty grocery, club, and convenience store channels, as well as other retail formats, depending on distribution partner relationships and market opportunities.

Sales and Marketing

We maintain a lean internal team focused on partner coordination. Our role is to support distribution efforts.

Competition

Sow Good competes in the freeze-dried candy and snack categories and, more broadly, within the packaged snack food market. Competition includes large multinational food companies, regional brands, and smaller specialty snack producers. Competitive factors include brand recognition, product differentiation, quality, price, innovation, distribution reach, and marketing effectiveness.

Culture, Employees and Human Capital Resources

As of December 31, 2025, we had a small team of employees primarily focused on executive management, finance, and partner coordination. We believe our culture emphasizes accountability and disciplined execution. Our human capital strategy is centered on retaining a lean, highly skilled workforce aligned with our asset-light business model.

We maintain TikTok, Instagram, and Facebook accounts under the username @thisissowgood. Our social media presence allows us to directly connect with our audience and field customer service requests.

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

As of December 31, 2025, we had 8 full-time employees. Currently, none of our employees are covered by collective bargaining agreements. To date, we have never experienced an organized work stoppage, strike or labor dispute.

Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Office Locations

We do not own any real property. Prior to December 30, 2025, our principal executive office and manufacturing facility was located in Irving, Texas, where we leased approximately 20,945 square feet of space under a lease agreement with an entity owned entirely by Ira Goldfarb, a related party. On December 31, 2025, concurrently with the sale of our manufacturing assets, the Company exited that lease.

As of December 31, 2025, we lease a 9,900 square feet warehouse facility located in Dallas, Texas which we use to receive, store, package, and distribute our products. We believe that these facilities are sufficient to meet our current needs.

Trademarks and Other Intellectual Property

Our intellectual property consists primarily of trademarks, trade names, trade dress, copyrights, domain names, and related brand assets associated with the Sow Good brand. We do not own any registered patents.

Our intellectual property is a strategically important component of our business and is central to our brand-focused, asset-light operating model. We believe our trademarks and trade dress are valuable assets that reinforce the distinctiveness of the Sow Good brand, support consumer recognition, and contribute to building long-term brand equity. We consider the “Sow Good” name and the “Sow Good” logo, together with related product and packaging marks, to be among our most important intellectual property assets. Our products are marketed and sold under the Sow Good brand pursuant to our contractual arrangements with our distribution and manufacturing partner.

As of December 31, 2025, we owned two U.S. trademark registrations and had six pending U.S. trademark applications. We also own the registered domain names www.thisissowgood.com and www.sowginc.com. The information contained on or accessed through our websites does not constitute part of this report.

In addition to registered intellectual property, we rely on proprietary brand concepts, product concepts, packaging designs, marketing content, and other creative materials that are protected, where applicable, by copyright and trade secret laws. We treat the confidential aspects of our brand strategy, product concepts, marketing plans, and commercial relationships as proprietary and take reasonable measures to maintain their confidentiality.

We no longer rely on proprietary manufacturing processes, equipment designs, or production-related trade secrets as part of our business model. Manufacturing and production activities are performed by third-party partners, and we rely on contractual protections to safeguard our intellectual property and brand standards in those arrangements.

While there is no active litigation involving our intellectual property, we may be required from time to time to enforce or defend our rights. For additional information regarding risks related to our intellectual property portfolio, see “Risk Factors—Risks Related to Our Intellectual Property, Information Technology, and Privacy.”

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

Corporate Information

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based brand owner and commission-based distributor of freeze-dried candy and snack products. Following the sale of substantially all manufacturing and operating assets and the entry into a long-term Distribution Agreement, the Company no longer manufactures products and instead earns a fixed percentage of distributor gross receipts from sales of Sow Good-branded products.

Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and was acquired by the Company on October 1, 2020), the Company initially focused on the production of freeze-dried fruits and vegetables, later expanding into freeze-dried candy and other snacks prior to transitioning to its current asset-light operating model.

At the time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas was known as Ante5, Inc., a publicly traded company since July 1, 2010. Effective February 15, 2024, Sow Good Inc. reincorporated in the State of Delaware from the State of Nevada under the name Sow Good Inc. pursuant to a plan of conversion. On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market.

Our principal executive offices are located at 1440 N. Union Bower Road, Irving, Texas 75061, and our telephone number is (214) 623-6055. Our website addresses are www.thisissowgood.com and www.sowginc.com. Information contained on, or accessible through, our websites is not incorporated by reference into this report, and you should not consider information on our websites to be part of this report.

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

•
We have a limited operating history in our current form and have incurred significant operating losses. As a result of continuing investments to support our brand and distribution strategy, we may not achieve or sustain profitability.
•
The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If our competitors are more successful or offer better value to consumers, our business could decline.
•
We rely on Trea Grove, a sole supplier, for the manufacture and distribution of our treats, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.
•
Consumer preferences for our products, or for freeze dried candy generally have changed and could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.
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
•
Our business depends substantially on the continuing efforts of our Distributors and their key personnel, including Ira and Claudia Goldfarb, and our business may be severely disrupted if we lose their services.
•
A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.

Risks Related to Our Operating History, Financial Position and Capital Needs

We have a limited operating history in our current form and have incurred significant operating losses. As a result of continuing investments to support our brand and distribution strategy, we may not achieve or sustain profitability.

Sow Good commenced commercial sales of Sow Good-branded products in 2021 and expanded into freeze-dried candy and other snack categories in 2023. As a result of continued and accelerating declines of both our sales and the sales within the freeze dried candy category more broadly, in December 2025, we sold substantially all manufacturing and operating assets and entered into a long-term Distribution Agreement pursuant to which we transitioned to a commission-based, asset-light business model to pursue strategic alternatives. Under this model, we no longer manufacture products or own inventory and instead earn a fixed percentage of distributor gross receipts from sales of Sow Good-branded products.

Because this business model is relatively new, we have a limited operating history in our current form upon which to evaluate our performance, forecast future results, or assess the long-term sustainability of our operations. Our historical financial results were generated under a materially different vertically integrated manufacturing model and are not necessarily indicative of future results. This lack of operating history increases the uncertainty associated with our ability to accurately forecast revenues, expenses, cash flows, and working capital needs and to effectively plan our business.

Our future success depends on a number of factors, including the continued existence of the freeze dried candy category, our ability to find strategic alternatives in adjacent categories or other industries, our ability to build and maintain brand awareness, support product innovation, expand distribution through our distribution partner, and maintain productive relationships with third-party manufacturers and distributors. We must also effectively manage a lean corporate infrastructure while meeting the reporting, compliance, and governance obligations associated with being a public company. Our strategic priorities may need to evolve over time, and we may not be successful in adapting our strategy to changing market conditions, consumer preferences, or competitive dynamics.

In the years ended December 31, 2025 and December 31, 2024, we incurred net losses from continuing operations of approximately $6.8 million and $11.8 million, respectively. We expect to continue to incur operating losses in the near term as we pursue strategic alternatives, invest in brand development, marketing, product support, personnel, and public company infrastructure. Even if we succeed in increasing gross receipts generated by sales of Sow Good-branded products, we may not be able to generate commission revenue in amounts sufficient to offset our operating expenses.

We cannot assure that we will achieve profitability in the foreseeable future whether through the continued sale of freeze dried candy or through strategic alternatives, or, if achieved, that we will be able to sustain profitability. Failure to do so could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We may need additional funding in order to fund our existing commercial operations, commercialize new products and grow our business.

To date, we have financed our operations through the sale of securities including public offerings and private placements of our equity, equity-linked and debt securities. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and manufacturing capabilities. Our long-term growth and success are dependent upon the freeze dried candy category’s return to growth, our ability to find strategic alternatives, our ability ultimately to expand our manufacturing capacity and generate cash from operating activities. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business, to a greater extent than we can with our existing financial resources.

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

•
the health of the freeze dried candy category;
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

Our business depends substantially on the continuing efforts of our Distributors and their key personnel, including Ira and Claudia Goldfarb, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our Distributor and their key employees, especially the continued contributions of Ira and Claudia Goldfarb, whose knowledge, leadership and technical expertise would be difficult to replace. Our executive officers or key personnel could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees. If one or more of our senior executives is unable or unwilling to continue to work for us in the present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy.

Our prior rapid growth has not been indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

Our revenues grew from approximately $88.4 thousand for the year ended December 31, 2021 to approximately $428.1 thousand for the year ended December 31, 2022 and approximately $16.1 million for the year ended December 31, 2023, reflecting the ramp of our former vertically integrated manufacturing and direct-sales model. We experienced significant declines in revenue during the third and fourth quarters of 2024 and throughout 2025 as we experience the impact of external competition and, in late 2025, the significant reduction in sales within the freeze dried candy category. For the year ended December 31, 2025, we reported $0.0 million of revenue from continuing operations as we exited the manufacturing and direct-sales business and transitioned to a commission-based distribution model in connection with the sale of substantially all operating assets and entry into a long-term Distribution Agreement.

Results of operations for the years ended December 31, 2025 and 2024 have been reclassified on our Statement of Operations as either a gain or loss on discontinued operations, net of tax. For the years ended December 31, 2025 and 2024, we reclassified a loss of $33.8 million and a gain of $8.1 million, respectively to discontinued operations.

Our historical revenue growth rates have not been indicative of future results. We initially saw a rapid rise in sales alongside the growth of the freeze dried candy category. However, those sales plummeted with the entry of larger candy companies into the freeze dried candy category and the subsequent substantial decline of the freeze dried candy category more broadly. Under our current business model, we expect future revenues to consist solely of commission revenue based on a fixed percentage of distributor gross receipts from sales of Sow Good-branded products, while we pursue strategic alternatives. If product sales through our distribution partner increase, we expect our commission revenue to increase accordingly; however, the absolute level and growth rate of such revenue will depend on factors outside of our direct control, including the performance and execution of our distribution partner and broader market conditions.

In addition, we may face increased competition from current or new competitors that may reduce our market share and thereby limit our growth. Since the initial commercialization of our freeze dried candy treats in March 2023, we have not yet demonstrated the ability to sustain growth over a long period of time or maintain profitability. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously achieved sustained profitability.

If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.

Due to the highly competitive nature of our product sector and the overall reduction of sales therein, we expect and intend to continue to introduce new products and evolve existing products to better match consumer demand. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, exposure to additional regulations and reliance on the performance of third-parties, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our Business and Industry

The retail food and non-chocolate confectionary and freeze dried candy segments are highly competitive. If our competitors are more successful or offer better value to consumers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other retailers in the market in which we operate. We compete with large national and regional food retail companies, some of which have greater financial and operational resources than us, and with smaller local retailers, some of which may have lower administrative costs than us. We are at a competitive disadvantage relative to certain of our large national and regional competitors whose operations are more geographically diversified than ours.

Increased competition could hurt our business. The freeze dried candy category is fragmented and has seen a significant decline in sales during the fourth quarter of 2025, but remains very competitive. We have experienced a reduction in revenue due to the entrant of a significant competitor in 2024. New competitors may easily enter the freeze dried candy market on which we are focused. The competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in our market segment to increase.

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

We rely on Trea Grove, a sole supplier, for the manufacture and distribution of our treats, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

On December 30, 2025, the Company sold substantially all of its manufacturing assets, including six proprietary freeze drying machines and other property and equipment with an aggregate net book value of approximately $10,793,563, to Trea Grove, a related party, for total consideration of $1.5 million. Concurrently, the Company entered into an exclusive Distribution Agreement with Trea Grove, pursuant to which Trea Grove serves as the exclusive worldwide distributor of Sow Good's remaining finished goods inventory, with the Company receiving 10% of gross receipts from customer sales. The Distribution Agreement has a term through July 31, 2026. We rely on Trea Grove to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality ingredients will continue to be available to Trea Grove to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export or import materials, product quality issues, costs, production, insurance and reputation, as well as disease outbreaks or pandemics such as the COVID-19 pandemic, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If for any reason our suppliers or vendors became unable or unwilling to continue to provide services to Trea Grove, this would likely lead to an interruption in our ability to import our products until we found another source that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our production targets, make it difficult to grow and would have an adverse effect on our results of operations.

During the year ended December 31, 2025, three key suppliers, Shandong Richfield Foodstuffs Co LTD, Albanese and Jiangsu Shengifan Foodstuff accounted for approximately 77% of our total raw material and packaging purchases for our products. Additionally, neither of Trea Grove, no the Company has any contractual obligations for the continued supply of raw material and packaging from these key suppliers. As a result of this concentration in the supply chain for our products, our freeze-dried candy business and related operations would be negatively affected if any of these key suppliers of Trea Grove were to experience significant disruption affecting the price, quality, availability or timely delivery of their products. While we have not had supply chain disruptions to date, and believe that additional sources for our products' raw material and packaging, can be found. In the event that our supply from current suppliers is interrupted, our operations may be interrupted in the interim resulting in lost revenue, added costs such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify one or more alternative suppliers.

We have experienced a decline in revenues from the loss of significant customers which has adversely affected our results of operations and financial condition.

Our results of operations and financial condition have been and could continue to be adversely affected by the loss of significant customers or any significant reduction in revenue volumes from our significant customers, which has occurred in the past and could occur in the future. Certain of our significant customers entered into exclusivity agreements in 2024 with larger new market entrants that have significantly reduced our shelf space and revenue. If other customers enter into exclusivity arrangements with our competitors, or other factors occur limiting our shelf space with significant customers, our revenue will be further reduced. In addition, the freeze dried candy category has seen significant declines in sales, which has led to, and could further lead to, the loss of key customers.

Consumer preferences for our products, or for freeze dried candy generally have changed and could change rapidly, and, if we are unable to respond quickly to new trends, our business may be adversely affected.

Our business is focused in part on the development, manufacture, marketing, and sale of freeze dried treats. Consumer preferences, and therefore demand for our products have changed, and could further change rapidly as a result of a number of factors, including consumer demand for specific nutritional content, dietary habits, or restrictions, including perceptions regarding food quality, concerns regarding the health effects of certain ingredients or macronutrient ratios, shifts in preferences for product attributes, laws and regulations governing product claims, brand reputation and loyalty, and product pricing. Further, freeze dried candy as a market entrant is in its nascent stage and has not seen wide-spread acceptance. On the contrary, the freeze dried candy category has seen a significant decline in sales recently which has further negatively impacted our results of operations and financial condition. A continued shift in consumer demand away from our products, or towards competitive products, could limit our product sales, reduce our market share, and negatively impact our brand reputation, any of which could adversely affect our business, operating results, and financial condition.

If we fail to grow the value and enhance the visibility of our brand, our business could suffer.

A key component of our business strategy involves maintaining the value and enhancing the visibility of our “Sow Good” brand. Our ability to maintain, position and enhance our brand will depend on a number of factors, including continued viability of the freeze dried candy category, the market acceptance of our current and future product offerings, the nutritional content of our products, food quality and safety, quality assurance, our advertising and marketing efforts, and our ability to build relationships with customers and consumers. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is often based on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, suppliers, or consumers, could significantly reduce the value of our brand and harm our business.

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

The price of candy, which is currently our main ingredient in our products, can be volatile. The candy of the quality our productions require tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any candy that we are going to use in our products could have a significant adverse effect on the profitability of our products. We cannot assure you that we or Trea Grove will be able to secure the candy supply for our treats.

In addition, the profitability of our products are affected by general inflationary pressures related to transportation and shipping costs, particularly to the extent we have additional retail sales and smaller order quantities. Such inflationary pressures could be passed on to the customer and could cause the price of our products to increase, which may impact the attractiveness of our freeze dried treats relative to other candy or snack options with cost sensitive consumers. We are also subject to a reduction in our profitability due to increased labor costs. As we look to expand our distribution and market, we may not be able to increase our sales prices to absorb these costs. We cannot provide assurances that we will be able to maintain profitability consistent with our goals.

In addition, our products use significant quantities of cardboard, film, and plastic to package our products. The costs of these products may also fluctuate based on a number of factors beyond our control, including changes in the competitive environment, availability of substitute materials, and macroeconomic conditions. Such cost increases could adversely affect our operating results.

We may not be able to protect our intellectual property and proprietary technology adequately, which may impact our commercial success.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. We rely on a combination of copyrights, trademarks, trade dress, trade secrets, and trademarks laws, as well as confidentiality agreements and other contractual restrictions, to protect our intellectual property. However, these legal means afford only limited protection and may not adequately protect our intellectual property or permit us to gain or keep any competitive advantage.

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

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe and high-quality treats. However, foodborne illnesses and other food safety issues have occurred in the retail food industry in the past and could occur in the future. Also, our reliance on third-party food suppliers, distributors and food delivery aggregators increases the risk that foodborne illness incidents could be caused by factors outside of our control. A failure or perceived failure to meet our quality or safety standards, including product adulteration, contamination, or tampering, or allegations of mislabeling, whether actual or perceived, could occur in our operations, distributors or suppliers. This could result in time consuming and expensive production interruptions at Trea Grove (our sole supplier), negative publicity, the destruction of product inventory, the discontinuation of sales or our relationships with such distributors or suppliers, lost sales due to the unavailability of product for a period of time and higher-than-anticipated rates of returns of goods. The occurrence of health-related illnesses or other incidents related to the consumption of our products, including allergies, excessive consumption or death to a consumer, could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in our sales.

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

Risks Related to Ownership of Our Common Stock

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. For example, on May 14, 2025, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Minimum Bid Price Rule. The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until November 10, 2025, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 11, 2025, Nasdaq subsequently issued a letter providing us with an additional 180 day compliance period, or until May 11, 2026 to regain compliance.

In order to regain compliance with the Minimum Bid Price Rule, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Minimum Bid Price Compliance Period. However, if it appears to Nasdaq that we will be unable to cure the deficiency, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Staff’s determination to delist its securities.

There is no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with the minimum listing requirements with all applicable requirements for continued listing on Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•
market reception to potential strategic alternative announcements;
•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities including those issued in, or deliverable upon conversion of the securities issued in, the Private Placement, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
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

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings if any, to service debt, fund growth, develop our business, fund working capital needs, and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and in accordance with applicable state law. Accordingly, investors should rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment in our common stock.

Future sales and issuances of our common stock, or securities convertible into or exercisable for our common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the trading price of our common stock to decline.

In the future, we may sell shares of our common stock, or securities convertible into or exercisable for our common stock, in one or more transactions at prices and in a manner we determine from time to time. For example, we issued 1,500,000 shares of Series AA Preferred Stock in the Private Placement, and we intend to consummate the sale of 1,500,000 shares of our Series AAA Preferred Stock in March 2026. The conversion of the Series AA Preferred Stock and/or the Series AAA Preferred Stock would result in substantial dilution to the percentage of ownership a holder of our common stock holds prior to any such conversion. We also expect to issue additional shares of our common stock to directors, officers, employees, and consultants pursuant to our equity incentive plans. If we sell shares of our common stock, or securities convertible into or exercisable for our common stock, in subsequent transactions, or if shares of our common stock are issued pursuant to our equity incentive plans, investors may be materially diluted. In addition, new investors in such subsequent transactions could receive securities with rights senior to those of holders of our common stock.

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

•
changes in the market for freeze dried candy;
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

The Company’s has hired an Information Technology Consultant who oversees the Company’s incident response plan and related processes designed to assess and manage material risks, if any, from cybersecurity threats. The Information Technology Manager also coordinates with any consultants, auditors and other third parties to assess and manage material risks, if any, from cybersecurity threats.

The Company’s Information Technology Consultant is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes. The Company’s Information Technology Consultant is also informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to notification criteria set forth in the Company’s contracts with third-party service providers. Further, the Company’s Information Technology Consultant is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to reports prepared by consultants, auditors, and other third parties retained by the Company, if necessary, to investigate cybersecurity incidents.

The Company’s Information Technology Consultant informs the Audit Committee of cybersecurity incidents that may be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes.

The Company’s Information Technology Consultant or a delegate thereof also prepares a report for the Audit Committee and the Company’s board of directors concerning material risks, if any, from cybersecurity threats at least once per quarter, and more often to the extent necessary pursuant to the escalation criteria set forth in the Company’s processes described herein.

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

ITEM 2. PROPERTIES

We do not own any real property. Prior to December 31, 2025, our principal executive office and manufacturing facility was located in Irving, Texas, where we leased approximately 20,945 square feet of space under a lease agreement with an entity owned entirely by Ira Goldfarb, a related party. Concurrently with our Asset Sale, the Company exited the lease on December 31, 2025.

The Company leases a 9,900 square foot warehouse facility located in Dallas, Texas, which we use to receive, store, package, and distribute our products, as well as for office and administrative purposes. We believe that this facility is sufficient to meet our current needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market stock exchange under the symbol “SOWG.” Prior to that, shares of our common stock traded on the over-the-counter market and were quoted on the OTCQB tier of the OTC Markets under the symbol “SOWG.” On March 26, 2026, the closing price of our common stock was $0.54.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on The Nasdaq Capital Market or OTC Markets, as applicable. During periods for which the shares were traded on the OTC Markets, the following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2025
First Quarter	$4.12	$0.92
Second Quarter	$1.12	$0.52
Third Quarter	$2.12	$0.51
Fourth Quarter	$1.01	$0.23

Fiscal Year Ended December 31, 2024
First Quarter	$10.50	$7.13
Second Quarter	$23.68	$9.75
Third Quarter	$23.56	$10.32
Fourth Quarter	$11.50	$2.04

As of March 26, 2026, there were approximately 331 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown, and 13,328,469 shares of common stock outstanding on record.

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

Unregistered Issuance of Equity Securities

The following issuances of our securities during the twelve months ended December 31, 2025 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar for the private placement of two tranches of convertible preferred stock (. The Company completed the sale of the first tranche by issuing 1,500,000 shares of Series AA Preferred Stock with proceeds to the Company of $3,000,000, which were used to pay down debt, reduce headcount, and for operational purposes. Pursuant to the Securities Purchase Agreement, the Company expects to consummate the sale of the second tranche with the issuance of 1,500,000 shares of Series AAA Preferred Stock for additional proceeds of $3,000,000 in March 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock, except that the Series AAA Preferred Stock are redeemable at a price of $200 per share, and each share of Series AA Preferred Stock is initially convertible into 14 shares of Common Stock where each share of Series AAA Preferred Stock is initially convertible into 250 shares of Common Stock (subject to adjustment as provided in the Series AAA certificate of designations).

On April 28, 2025, the Company restructured its outstanding current debt through the issuance of Convertible Notes in a dollar-for-dollar exchange. On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Claudia and Ira Goldfarb and Lyle Berman for the exchange of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2.7 million, maturity dates ranging from April 8, 2025 to August 23, 2025 and interest rates ranging from

6% to 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2.8 million, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. The Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Note on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2026.

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

Overview and Outlook

Sow Good Inc. is a U.S.-based consumer packaged goods company that pioneered the freeze dried candy category. Since commencing commercial sales in the first quarter of 2023, Sow Good developed and scaled a proprietary freeze drying manufacturing operation dedicated to transforming traditional candy and snacks into novel, intensely flavorful treats it markets under the "hyper dried, hyper crunchy, hyper flavorful" brand positioning.

Recent Strategic Transactions

On December 30, 2025, the Company completed a series of strategic transactions that fundamentally changed the nature of its operations. The Company sold substantially all of its manufacturing assets — including six proprietary freeze drying machines and other property and equipment with an aggregate net book value of approximately $10 million — to Trea Grove, LLC, a related party, for total consideration of $1.5 million. Concurrently, the Company entered into an exclusive Distribution Agreement with Trea Grove, LLC, pursuant to which Trea Grove serves as the exclusive worldwide distributor of Sow Good's remaining finished goods inventory, with the Company receiving 10% of gross receipts from customer sales. The Distribution Agreement has a term through July 31, 2026. Additionally, the Company completed a $3.0 million convertible preferred stock offering, the proceeds of which were used to pay down debt and for operational purposes.

As a result of these transactions, the Company no longer operates manufacturing facilities and has transitioned to a capital-light model for the duration of the Distribution Agreement. The Company's board and management are evaluating strategic alternatives for the business going forward.

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar for the private placement of two tranches of convertible preferred stock (. The Company completed the sale of the first tranche by issuing 1,500,000 shares of Series AA Preferred Stock with proceeds to the Company of $3,000,000, which were used to pay down debt, reduce headcount, and for operational purposes. Pursuant to the Securities Purchase Agreement, the Company expects to consummate the sale of the second tranche with the issuance of 1,500,000 shares of Series AAA Preferred Stock for additional proceeds of $3,000,000 in March 2026. The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock, except that the Series AAA Preferred Stock are redeemable at a price of $200 per share, and each share of Series AA Preferred Stock is initially convertible into 14 shares of Common Stock where each share of Series AAA Preferred Stock is initially convertible into 250 shares of Common Stock (subject to adjustment as provided in the Series AAA certificate of designations).

In connection with the Private Placement the Company experienced a leadership transition with (i) Claudia Goldfarb stepping down as Chief Executive Officer while remaining with the Company as Chief Operating Officer and a member of the Company’s board of directors (the “Board”), (ii) members of the Board Chris Ludeman and Joe Mueller resigning from the Board in connection with the private placement and strategic asset sale, (iii) David Lazar being appointed Chief Executive Officer and elected to the Board, serving as the Board’s Chairman and (iv) David Natan being elected to the Board and serving as Audit Committee Chairman following Mr. Ludeman’s resignation.

Products

Sow Good offers freeze dried candy and snack products. The freeze drying process removes up to 99% of moisture from products in their frozen state through the application of low heat in a near-vacuum environment, concentrating flavor and producing a uniquely crunchy texture with a long shelf life and natural preservation characteristics.

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

The State of the Freeze Dried Candy Category

While we observed the freeze dried candy category experience a significant rise in popularity during 2024 and the first half of 2025, we have observed market data showing a significant decline in sales in the freeze dried candy category toward the end of 2025. This decline could be the result of a number of factors, including the disjointed nature of freeze dried candy providers and the variance in quality, the arrival of large multinational market entrants and their desire to reduce competition in the space, or the exhaustion of consumer appetite of freeze dried candy. As a result of the slowdown in the market for freeze dried candy, the Company has transitioned to a capital-light model for the duration of the Distribution Agreement.

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

Ability to Grow Our Customer Base in Retail and Traditional Wholesale Distribution Channels

We are currently seeking to grow our customer base in a variety of physical retail and traditional wholesale distribution channels. Our products have launched in retailers nationwide from convenience and grocery stores to big-box retailers and distributors, such as Five Below, Albertsons and C&S Wholesale. In addition, we have expanded our market to two Middle East distributors. Given the nascent state of the freeze dried candy segment and the number of potential retailer and wholesaler customers, we also believe there is a significant growth opportunity with customer acquisition in both the retail and wholesale channels, domestically and internationally. Customer acquisition in these channels depends on, among other things, our go-to-market function and our ability to meet the demand of customers who require large volumes of products.

Impact of inflation and other factors on our supply chain and operations.

We expect supplies and prices of the ingredients that we are going to use to be affected by a variety of factors, such as war, weather, seasonal fluctuations, demand, politics and economics in the producing countries. These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits.

Components of Results of Operations

Revenues

We recognize revenues from the sales of our freeze dried treats. The Company recognizes revenues when orders are shipped to customers.

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

Provision for Income Taxes

The Company recognized federal income tax of $0 for the twelve months ended December 31, 2025 and 2024, respectively. The Company’s effective tax rates for the twelve months ended December 31, 2025 and 2024 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision makers, who are our Chief Executive Officer and our Executive Chairman, review financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the years ended December 31, 2025 and 2024, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024.

The following table summarizes selected items from the statement of operations for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31,		Increase /
	2025	2024	(Decrease)	% Change
Revenues	$-	$-	$-	0%
Cost of goods sold	-	-	-	0%

Operating expenses:
General and administrative expenses:
Salaries and benefits	4,410,288	7,614,215	(3,203,927)	(42%)
Professional services	838,654	1,589,287	(750,633)	(47%)
Other general and administrative expenses	1,323,667	1,854,779	(531,112)	(29%)
Total general and administrative expenses	6,572,609	11,058,281	(4,485,672)	(41%)
Depreciation and amortization	33,101	31,644	1,457	5%
Total operating expenses	6,605,710	11,089,925	(4,484,215)	(40%)
Net operating loss	(6,605,710)	(11,089,925)	4,484,215	(40%)
Other expense:
Loss on impairment of long lived assets	(57,602)
Interest expense	(159,953)	(741,204)	581,251	(78%)
Total other expense	(217,555)	(741,204)	581,251	(78%)
Net loss before tax provision	$(6,823,265)	$(11,831,129)	$5,007,864	(42%)

Revenues

As a result of the Asset Sale Agreement and Distribution Agreement entered into on December 30 and December 31, 2025, respectively, the Company exited its manufacturing and omnichannel sales business for freeze dried candy and related products. Under the new business model, the Company operates as a commission-based distribution agent and earns a percentage of distributor gross receipts from sales of Sow Good-branded products. Because the prior manufacturing and product sales activities were discontinued as part of these transactions, all revenues associated with the sale of freeze dried candy and related products have been reclassified to loss from discontinued operations for all periods presented. Accordingly, the Company recognized no revenue from continuing operations for the twelve months ended December 31, 2025 and 2024.

Results of operations for the years ended December 31, 2025 and 2024 have been reclassified on our Statement of Operations as either a gain or loss on discontinued operations, net of tax. For the years ended December 31, 2025 and 2024, we reclassified a loss of $33.8 million and a gain of $8.1 million, respectively to discontinued operations.

Cost of Goods Sold

As a result of the transactions described above, the Company no longer manufactures or sells products directly and therefore does not incur cost of goods sold in its continuing operations. All costs associated with the manufacturing and sale of freeze dried candy, including inventory write-downs, production costs, and related overhead previously included in cost of goods sold, have been reclassified to discontinued operations for all periods presented. These costs include charges recorded to write down finished goods and raw materials inventory associated with SKUs the Company no longer intends to produce or sell, as well as related overhead allocations associated with the discontinued manufacturing operations.

General and administrative expenses

Salaries and benefits

Salaries and benefits for the twelve months ended December 31, 2025 were $4.4 million, compared to $7.6 million for the twelve months ended December 31, 2024, a decrease of $3.2 million, or (42%), related to decreased headcount. Salaries and benefits included amortization of stock options granted to employees and officers for the twelve months ended December 31, 2025 of $1.4 million, compared to $4.4 million for the twelve months ended December 31, 2024, decrease of $3.0 million, or -68%, mainly due to forfeitures of unvested stock options during the fourth quarter of 2025. Salaries, payroll tax and benefits other than the amortization of stock options decreased $0.4 million, or 13% over the comparative period, as a result of decreased headcount. Severance cost of $2.4 million incurred in the fourth quarter of 2025 was included in discontinued operations.

Professional services

Professional services were $838.7 thousand for the twelve months ended December 31, 2025, compared to $1.6 million for the twelve months ended December 31, 2024, a decrease of $750.6 thousand, or (47%). The decrease was primarily driven by the absence of professional service costs related to the 2024 underwritten public offering and reduced services as a result of scaling down activities during the twelve months ended December 31, 2025.

Other general and administrative expenses

Other general and administrative expenses for the twelve months ended December 31, 2025 was $1.3 million, compared to $1.9 million for the twelve months ended December 31, 2024, a decrease of $531.1 thousand, or (29%). The decrease is primarily attributable to a decrease of $388,506 in travel and entertainment costs.

Depreciation

Depreciation of property and equipment was $33.1 thousand and $31.6 thousand for the twelve months ended December 31, 2025 and 2024, respectively.

Other expense

Other expense consisted primarily of interest expense on notes payable of $156.6 thousand and $741.2 thousand for the twelve months ended December 31, 2025 and 2024, respectively, and $57.6 thousand of impairment expense on long lived assets for the twelve months ended December 31, 2025. The decrease in interest expense compared to the prior year was primarily attributable to a reduction in the average outstanding balance of notes payable during the period. Certain interest expense related to discontinued operations was been included in gain (loss) on discontinued operations for all periods presented.

Net loss on continuing operations

Pretax net loss on continuing operations for the twelve months ended December 31, 2025 was $6.8 million, compared to a pretax net loss on continuing operations of $11.8 million during the twelve months ended December 31, 2024, a decreased loss of $5.0 million. The decreased net loss was due primarily to the decreased salaries and benefits of $3.3 million, decreased professional services of $956,375, and decreased other general and administrative costs of $531,112.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For each of the twelve months ended December 31, 2025 and 2024, the Company recognized federal income tax expense of $0, and $0, respectively.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at December 31, 2025 and December 31, 2023.

	December 31,	December 31,
	2025	2024
Current Assets	$3,392,778	$25,076,141

Current Liabilities	$6,187,442	$4,891,426

Working Capital	$(2,794,664)	$20,184,715

As of December 31, 2025, we had working capital of $2.8 million, compared to working capital of $20.2 million as of December 31, 2024. The decreased working capital is mainly attributable to decreases in inventory of approximately $20.4 million and cash of $2.2 million. As of December 31, 2025, our balance of cash and cash equivalents was $1.5 million, compared to $3.7 million at December 31, 2024. Our plan for satisfying our cash requirements for the next twelve months is through cash on hand, however we will require additional financing in the form of equity or debt which may not be available on favorable terms, or at all. We may not have sufficient funds to sustain our operations for the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – “Going Concern” of the notes to consolidated financial statements in this Annual Report on Form 10-K for additional information.

Indebtedness

Promissory Notes and Warrants

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

Cash Flows

The following table summarizes our cash flows during the twelve months ended December 31, 2025 and 2024, respectively.

	Year Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(4,305,127)	$(9,426,745)
Net cash provided by investing activities	-	(5,927,876)
Net cash provided by financing activities	2,056,132	16,668,024

Net change in cash and cash equivalents	$(2,248,995)	$1,313,403

Net cash used in continuing operating activities was $4.3 million for the twelve months ended December 31, 2025, compared to $4.4 million of cash used in continuing operating activities twelve months ended December 31, 2024. The decrease in cash used in continuing operating activities of $0.6 million was primarily due to cash provided by changes in working capital. Cash used by discontinued operations was $0.6 million twelve months ended December 31, 2025 compared to cash used by discontinued operations of $13.2 million for the twelve months ended December 31, 2024.

Net cash used in investing activities of the continuing operation was $0 for twelve months ended December 31, 2025, and the twelve months ended December 31, 2024. Cash used in investing activities of discontinued operations during the twelve months ended December 31, 2025 was $0, compared to $5.9 million for the twelve months ended December 31, 2024, which was primarily used for additional freezers.

Net cash provided by financing activities for continuing operations was $3.0 million and $0 for the twelve months ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities for the twelve months ended December 31, 2025 consisted of $3.0 million of proceeds from the sale of 1,500,000 convertible preferred shares at $2.00 per share. Cash used by discontinued operations was $943,868 during the twelve month period ended December 31, 2025. This cash was used to pay down related party long term convertible notes payable. Cash provided by financing activities of discontinued operations was $16.7 million for the twelve month period ended December 31, 2024. This cash was raised pursuant multiple private and public offerings, and the issuance of shares related to warrant exercises provided $5.3 million, in exchange for $5.2 million in repayment of notes payable, and $98,750 of repayment of interest during the twelve months ended December 31, 2024. In addition, another $1.6 million was used to repay borrowings during 2024.

Contractual Obligations and Commitments

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

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company was required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. Effective September 30, 2025, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,427,649, which is included in the loss from discontinued operations for the year ended December 31, 2025.

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 30, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,853, which is included in the loss from discontinued operations for the year ended December 31, 2025.

The Company was party to a real property lease for its 20,945 square foot facility at 1440 N. Union Bower Rd., Irving, TX 75061, under which an entity owned entirely by Ira Goldfarb, a related party. The lease term is through September 15, 2025, with two five-year options to extend, at a monthly lease term of $10.0 thousand, with approximately a 3% annual escalation of lease payments commencing September 15, 2021. Concurrently with the Asset Sale entered into on December 30, 2025, the company exited this lease and derecognized the related right-of-use asset $1,040,742 and the lease liability of $1,171,490, resulting in a noncash gain of $120,773, which is included in the loss from discontinued operations for the year ended December 31, 2025.

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

Foreign Currency Risk

We did not hold any significant cash balances in foreign jurisdictions as of December 31, 2025. However, we anticipate that as our foreign operations grow, we will hold more cash in foreign jurisdictions, and thereby expose ourselves to greater currency fluctuation risk than we currently experience.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOW GOOD INC.

SOW GOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Sow Good, Inc.

Irving, TX

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sow Good, Inc. (“the Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a capital deficiency and does not have an established source of revenues sufficient to cover its operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations

As further discussed in Note 4 to the financial statements, on December 30, 2025, the Company sold substantially all of its manufacturing and operating assets to its former Executive Chairman and former Chief Executive Officer and exited its legacy business and no longer manufactures products. Accordingly, the results of the former manufacturing business have been classified as discontinued operations for all periods presented.

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

Going Concern – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has capital deficiency and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

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

Pittsburgh, Pennsylvania

March 31, 2026

SOW GOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,474,445	$3,723,440
Accounts receivable - related party	1,651,471	-
Other receivables	93,198	-
Inventory, net	22,871	-
Prepaid expenses	90,460	523,442
Current assets of discontinued operations	60,333	20,829,259
Total current assets	3,392,778	25,076,141

Property and equipment, net	21,667	128,900

Security deposit	283,972	300,370
Right-of-use asset	76,971	200,710
Assets of discontinued operation	-	28,989,610
Total assets	$3,775,388	$54,695,731

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$1,297,851	$1,368,006
Accrued interest	96,453	-
Accrued severance	2,442,500	-
Accrued expenses	584,186	976,153
Current portion of operating lease liabilities	78,171	125,987
Current maturities of Convertible notes payable, related parties, net of $518,530 and $0 of debt discounts as of December 31, 2025 and December 31, 2024, respectively	1,341,420	-
Current maturities of notes payable, related parties, net of $0 and $304,500 of debt discounts at December 31, 2025 and December 31, 2024, respectively	-	2,195,500
Current maturities of notes payable, net of $0 and $13,470 of debt discounts as of December 31, 2025 and December 31, 2024, respectively	-	225,780
Current liabilities related to discontinued operations	346,861	2,473,115
Total current liabilities	6,187,442	7,364,541

Operating lease liabilities	-	79,575
Notes payable	150,000	150,000
Liabilities of discontinued operation	-	15,113,553

Total liabilities	6,337,442	22,707,670

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	1,500	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 12,223,599 and 11,300,624 shares issued and outstanding as of December 31, 2025 and December 31, 2024	12,224	11,300
Additional paid-in capital	100,507,939	94,418,972
Accumulated deficit	(103,083,717)	(62,442,211)
Total stockholders' (deficit) equity	(2,562,054)	31,988,061

Total liabilities and stockholders' (deficit) equity	$3,775,388	$54,695,731

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Revenues	$-	$-

Operating expenses:
General and administrative expenses:
Salaries and benefits	4,410,288	7,614,215
Professional services	838,654	1,589,287
Other general and administrative expenses	1,323,667	1,854,779
Total general and administrative expenses	6,572,609	11,058,281
Depreciation and amortization	33,101	31,644
Total operating expenses	6,605,710	11,089,925

Net operating loss	(6,605,710)	(11,089,925)

Other expense:
Interest expense	(159,953)	(741,204)
Loss on impairment of long lived assets	(57,602)	-
Total other expense	(217,555)	(741,204)

Loss from continuing operations before income tax	(6,823,265)	(11,831,129)
Income tax provision	-	-
Net loss from continuing operations	(6,823,265)	(11,831,129)
Income (loss) of discontinued operations, net of tax	(33,818,241)	8,128,913
Net loss	$(40,641,506)	$(3,702,216)

Weighted average common shares outstanding - basic and diluted	11,838,442	9,238,233
Continuing loss per common share - basic and diluted	$(0.58)	$(1.28)
Discontinued income (loss), net of tax per common share - basic and diluted	$(2.86)	$0.88
Net loss per common share - basic and diluted	$(3.44)	$(0.40)

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	For the Twelve Months Ended December 31, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	–	$-	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061
Series AA Convertible Non-Redeemable Preferred Stock	1,500,000	1,500	–	–	2,998,500	–	3,000,000
Common stock issued to directors for services	–	–	139,907	142	279,858	–	280,000
Common stock issued to officers for services	–	–	783,068	782	688,506	–	689,288
Common stock options granted to directors and advisors for services	–	–	–	–	17,581	–	17,581
Common stock options granted to officers and employees for services	–	–	–	–	1,410,364	–	1,410,364
Additional paid in capital from exchange of related party debt, net	–	–	–	–	694,158	–	694,158
Net loss for the twelve months ended December 31, 2025	–	–	–	–	–	(40,641,506)	(40,641,506)
Balance, December 31, 2025	1,500,000	$1,500	12,223,599	$12,224	$100,507,939	(103,083,717)	$(2,562,054)

	For the Twelve Months Ended December 31, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	–	$-	6,029,371	$6,029	$66,014,415	$(58,739,995)	$7,280,449
Common stock issued in public offering, net of offering costs	–	–	1,380,000	1,380	11,973,596	–	11,974,976
Common stock issued in at-the-market offering, net of offering costs	–	–	1,042,862	1,043	2,190,170	–	2,191,213
Common stock issued in private placement offering	–	–	515,597	516	3,737,484	–	3,738,000
Common stock issued pursuant to stock purchase agreement	–	–	12,374	12	25,354	–	25,366
Common stock issued to directors for services	–	–	31,211	32	295,616	–	295,648
Proceeds from the exercise of stock options and warrants	–	–	2,289,209	2,288	5,670,680	–	5,672,968
Common stock options granted to directors and advisors for services	–	–	–	–	86,892	–	86,892
Common stock options granted to officers and employees for services	–	–	–	–	4,424,765	–	4,424,765
Net loss for the twelve months ended December 31, 2024	–	–	–	–	–	(3,702,216)	(3,702,216)
Balance, December 31, 2024	–	$-	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(6,823,265)	$(11,831,129)
Net (loss) income from discontinued operations	(33,818,241)	8,128,913
Adjustments to reconcile net loss to net cash used in continuing operations:
Bad debts expense	26,895	187,363
Depreciation and amortization	33,101	31,644
Non-cash amortization of right-of-use asset and liability	123,721	114,281
Equity compensation	2,396,450	3,690,394
Amortization of debt discounts	81,210	500,821
Decrease (increase) in current assets:
Accounts receivable	128,250	1,930,749
Prepaid expenses	(90,460)	180,524
Increase (decrease) in current liabilities:
Accounts payable	(70,155)	514,471
Accrued interest	96,453	-
Accrued expenses	(230,122)	327,205
Net cash (used in) continuing operations	(4,327,922)	(4,353,677)
Net cash (used in) discontinued operations	22,795	(5,073,068)
Cash used in operations	(4,305,127)	$(9,426,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset additions and disposals, net	-	-
Cash paid for construction in progress	-	-
Net cash (used in) investing - continuing operations	-	-
Net cash (used in) investing - discontinued operations	-	(5,927,876)
Cash used in investing	$-	$(5,927,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock offerings, net offering costs of $0 and $1,110,013, respectively	-	-
Proceeds from preferred stock offering	3,000,000	-
Net cash provided by financing activities - continuing operations	3,000,000	-
Net cash provided by financing activities - discontinued operations	(943,868)	16,668,024
Net cash provided by financing activities	$2,056,132	$16,668,024

NET INCRASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,248,995)	1,313,403
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,723,440	2,410,037
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,474,445	$3,723,440

SUPPLEMENTAL INFORMATION:
Interest paid	10,234	667,293

NON-CASH INVESTING AND FINANCING ACTIVITIES DISCONTINUED OPERATIONS:
Interest received - discontinued operations	-	43,639
Income taxes paid - discontinued operations	-	130,000
Non-cash exercise of warrants	-	5,299,113
Retirement of Notes Payable, related party in non-cash debt exchange	(2,500,000)	-
Issuance of Convertible Notes Payable, related party, including accrued interest of $64,568 in debt exchange	290,869	-
Repayment of interest	(138,162)	98,750
Repayments of borrowings	(239,250)	(5,200,363)
Reclassification of construction in progress to property and equipment	682,469	3,269,332

The accompanying notes are an integral part of these financial statements.

SOW GOOD INC.

Notes to Financial Statements

Note 1 – Organization and Nature of Business

Sow Good Inc. (“SOWG,” “Sow Good,” “us,” “our,” “we,” or the “Company”) is a U.S.-based company that, through a third-party distribution arrangement, participates in the commercialization of freeze-dried candy products. The Company historically operated as a manufacturer of freeze-dried consumer packaged goods, including candy, fruits, vegetables, and snack products.

Formerly Black Ridge Oil & Gas, Inc. (a business that participated in the acquisition and development of oil and gas leases and was acquired by the Company on October 1, 2020), the Company transitioned its focus to freeze-dried food products following the acquisition. At the time of the acquisition of Black Ridge Oil & Gas, Inc., the Company’s common stock began to be quoted on the OTCQB under the trading symbol “SOWG,” from the former trading symbol “ANFC.” Prior to April 2, 2012, Black Ridge Oil & Gas, Inc. was known as Ante5, Inc., a publicly traded company since July 1, 2010. Effective February 15, 2024, Sow Good Inc. reincorporated in the State of Delaware from the State of Nevada pursuant to a plan of conversion. On May 2, 2024, trading of the Company’s common stock commenced on the Nasdaq Capital Market.

In May 2021, the Company announced the launch of its first direct-to-consumer freeze-dried consumer packaged goods (“CPG”) line of non-GMO products, including ready-to-make smoothies, gluten-free granola, and snacks. In the first quarter of 2023, the Company launched a freeze-dried candy product line and subsequently discontinued its smoothie, snack, and granola products. The Company expanded manufacturing capacity during 2023 and 2024 through the construction and installation of multiple freeze-dryers to support anticipated growth in candy production.

During December 2025, the Company completed a strategic shift away from direct manufacturing and product sales and entered into a distribution agreement pursuant to which a third-party distributor serves as the exclusive distributor of the Company’s freeze-dried candy products. Under this arrangement, the distributor is responsible for commercialization, sales, marketing, fulfillment, and customer relationships, and the Company earns a contractual percentage of distributor gross receipts. As a result of this strategic shift, the Company no longer operates a manufacturing business and does not directly sell products to customers.

As of December 31, 2025, the Company’s business consists primarily of earning commission-based revenue from its distribution arrangement related to freeze-dried candy products.

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

Notes to Financial Statements

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") and the Securities Investor Protection Corporation ("SIPC") up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $1,189,975 at December 31, 2025. The Company had cash in excess of FDIC and SIPC insured limits of $1,837,840 at December 31, 2024. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $0, and $33,549 at December 31, 2025 and 2024.

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

Accounts Receivable - Related Party

Related party receivables are $1,651,471 for the year ended December 31, 2025 and $0 for the year ended December 31, 2024. These receivables consisted of the $1,500,000 purchase price of the assets of Sow Good under the Asset Purchase Agreement, which was with Trea Grove, a company owned by Ira Goldfarb, and approximately $151,472 in withholding taxes due from Claudia and Ira Goldfarb related to fully vested shares granted as employee compensation.

Other Receivables

Other accounts receivable of $93,198 and $0 for the years ended December 31, 2025 and 2024 respectively, consisted primarily of a tax refund receivable from the State of Delaware for franchise taxes and interest receivable from investments, respectively.

Divestiture

On December 30, 2025, the Company entered into an Asset Purchase Agreement with Trea Grove LLC, an entity controlled by the Goldfarbs, a related party under common ownership (see Note 5 — Related Party Transactions). The Company evaluated the transferred set of assets, processes, and employees under ASC 805-10-55 and determined that the disposition of the manufacturing and omnichannel distribution business constituted a sale of a business. The transaction included the transfer of an assembled workforce, operational processes, manufacturing equipment, and leasehold improvements. In connection with the transaction, Trea Grove LLC

SOW GOOD INC.

Notes to Financial Statements

also assumed the lease of the Union Bower facility, a facility owned by the Goldfarbs. Accordingly, the transaction was accounted for as a sale of a business and the loss on divestiture was recognized upon closing in accordance with ASC 810-40. The results of operations of the disposed business have been reclassified as discontinued operations for all periods presented in the accompanying consolidated financial statements in accordance with ASC 205-20.

The table below summarizes the components of the transaction and the resulting gain on divestiture recognized in the Consolidated Statements of Operations:

Cash received	$1,500,000
Liabilities assumed by Trea Grove LLC	635,380
Less:
Assets sold:
Assets held for sale	(713,256)
Construction in process - freeze dryers	(2,768,908)
Freeze dryers, net	(6,744,473)
Leasehold improvements, net	(1,459,067)
Other property plant and equipment, net	(1,778,534)
Accumulated depreciation	2,670,261
Net loss on disposition of assets	(8,658,598)
Severance expense	(2,442,500)
Deal costs	(230,742)
Loss on sale of assets	$(11,331,840)

Inventory

On December 30 and December 31, 2025, the Company entered into an Asset Purchase Agreement and a Distribution Agreement, respectively. As a result of these transactions, the Company transitioned from operating as a manufacturer and omnichannel seller of freeze-dried candy to operating as a commission-based distribution agent, earning a fixed percentage of distributor gross receipts from sales of Sow Good-branded products. In addition, the Company retained certain SKUs to market independently of the Distribution Agreement.

Inventory is stated at the lower of average cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. The Company evaluates inventory for potential obsolescence and excess quantities on a periodic basis.

In connection with the exit of its manufacturing and omnichannel distribution business, the Company recorded an impairment and write-off of inventory of $13,737,675 during the year ended December 31, 2025. Because the impaired inventory related entirely to the former manufacturing and direct-sales business, the impairment expense has been included in loss from discontinued operations for all periods presented.

As of December 31, 2025, the Company retained approximately $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement. This inventory has been recorded at the lower of cost or net realizable value. Based on our Distribution Agreement with the Distributor, the net realizable value for units the Company expects to sell through its Distributor is 10% of the expected selling price of the Distributor.

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

SOW GOOD INC.

Notes to Financial Statements

Construction in progress was included as assets sold under the Asset Purchase Agreement with Trea Grove on December 30, 2025. Construction in progress for the year ended December 31, 2024 was stated at cost and no depreciation expense was recorded on construction-in-progress until such time as the relevant assets were completed and put into use.

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

Depreciation expense included in continuing operations was $33,101 and $31,644, for the twelve months ended December 31, 2025 and 2024, respectively. Depreciation related to the assets used in the manufacture and sale of freeze-dried candy was reclassified to cost of goods sold, and has been included in the loss on discontinued operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Following the sale of substantially all manufacturing and operating assets and the entry into a long-term Distribution Agreement effective December 31, 2025, the Company no longer manufactures products or sells goods to customers. Instead, the Company operates as a commission-based distribution agent and earns a fixed percentage of distributor gross receipts from sales of Sow Good-branded products.

For the year ended December 31, 2025, the Company recognized no revenue from continuing operations, as the Distribution Agreement became effective at year end and no commission revenue was earned during the period. Revenue recognized in prior periods under the Company’s former manufacturing and direct-sales business model has been reclassified to loss from discontinued operations for all periods presented and is not comparable to revenue that may be recognized under the Company’s current commission-based distribution model.

Under ASC 606, the Company has concluded that it acts as an agent in these arrangements because it does not control the underlying products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear inventory or credit risk. Accordingly, for the units of inventory sold under the Distribution Agreement, the Company recognizes revenue on a net basis in an amount equal to the commission to which it is entitled.

The Company’s performance obligation under the Distribution Agreement is to provide ongoing brand support and access to the Sow Good brand to its distribution partner. This performance obligation is satisfied over time. Commission revenue is recognized in the period in which the related underlying product sales occur and the distributor’s gross receipts are generated, as this corresponds to when the Company’s right to consideration becomes fixed and determinable.

The Company does not record revenue related to gross product sales, shipping, or handling activities, that are performed by the Distributor and third-party manufacturers. The Company also does not record provisions for product returns, discounts, or allowances, for items which are sold by our Distributor.

Advertising Costs

Amounts related to the Company’s former manufacturing and direct-sales business model have been reclassified to loss from discontinued operations for all periods presented.

The Company did not recognize any advertising costs under our commission-based distribution model.

Customer Concentration

Following the sale of substantially all manufacturing and operating assets and the transition to a capital light sales through a distributor model, the Company earns revenue mainly from a single distribution partner pursuant to a long-term Distribution Agreement. Trea Grove LLC, a related party, is expected to be the Company’s sole distributor of Sow Good-branded products going forward. The Company may also sell inventory independently from time to time.

SOW GOOD INC.

Notes to Financial Statements

For the year ended December 31, 2025, the Company recognized no revenue from continuing operations.

Supplier Concentration

Following the sale of substantially all manufacturing and operating assets and the transition to a capital light sales through a distributor model, the Company earns revenue mainly from a single distribution partner pursuant to a long-term Distribution Agreement. Trea Grove LLC, a related party, is expected to be the Company’s sole distributor of Sow Good-branded products going forward. The Company may also sell inventory independently from time to time.

Purchases from vendors relate primarily to corporate overhead, professional services, and other administrative costs. Amounts related to the Company’s former manufacturing and direct-sales business model have been reclassified to loss from discontinued operations for all periods presented.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation for equity instruments issued to employees and non-employees is measured at fair value on the grant date and recognized as compensation expense over the requisite service period.

All transactions in which the consideration for goods or services is settled in equity instruments are accounted for based on the fair value of the equity instruments issued. The measurement date is the date at which the key terms and conditions of the award is reached.

The Company accounts for forfeitures as they occur. When an award is forfeited prior to completion of the requisite service period, any previously recognized compensation cost related to the unvested portion of the award is reversed in the period of forfeiture.

The fair value of service-based stock options is estimated using the Black-Scholes option-pricing model, with expected terms ranging from 2.3 to 7.3 years, determined based on either the weighted-average vesting period and contractual term or as calculated under the valuation model. The risk-free interest rate is based on U.S. Treasury securities with maturities commensurate with the expected term of the awards at the grant date.

The Company uses a Monte Carlo simulation model to estimate the fair value of performance-based and market-based stock options. Stock option expense is recognized on a straight-line basis over the requisite service period or the implied service period, as applicable. Amortization of options granted to members of the Board of Directors is included in other general and administrative expense. Amortization of options granted to officers and employees is included in salaries and benefits.

Stock-based compensation related to the issuance of shares of common stock to members of the Board of Directors for their services was $280,000 and $295,648 for the years ended December 31, 2025 and 2024, respectively, and is included in other general and administrative expense.

Stock-based compensation related to the issuance of shares of common stock to Officers of the Company for their services was $689,288 and $0 for the years ended December 31, 2025 and 2024, respectively, and is included in salaries and benefits.

Stock-based compensation related to the amortization of stock option grants was $1,427,945 and $4,511,657 for the years ended December 31, 2025 and 2024, respectively.

SOW GOOD INC.

Notes to Financial Statements

As of December 31, 2025, the Company had $2,762,546 of total unrecognized stock-based compensation cost related to unvested awards, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Uncertain Tax Positions

In accordance with ASC 740 – Income Taxes (“Topic 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted this standard during the current year.

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

No other new accounting pronouncements, issued or effective during the year ended December 31, 2025, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of December 31, 2025, the Company had an accumulated retained deficit of $103,083,717 and net losses from continuing operations of $6,823,265 and net losses from discontinued operations of $33,818,241, respectively, for the twelve months ended December 31, 2025. The Company had $1,474,445 cash on hand and working capital deficit of $2,794,664 at the twelve month period ended twelve months ended December 31, 2025. These conditions, combined with the Company’s history of operating losses, indicate that the Company may not have sufficient funds to sustain operations for the twelve months following the issuance of these financial statements. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

During December 2025, the Company completed the sale of substantially all manufacturing assets and transitioned to a

SOW GOOD INC.

Notes to Financial Statements

commission-based, asset-light distribution model under a long-term Distribution Agreement. The transaction generated cash proceeds and significantly reduced the Company’s capital requirements and working capital needs by eliminating manufacturing operations and inventory ownership. While this transition is expected to lower ongoing operating and capital expenditures, the resulting reduction in cash requirements is not expected, by itself, to be sufficient to overcome the Company’s existing liquidity shortfall without additional capital contributions or debt financing.

Management has implemented and continues to evaluate plans intended to improve the Company’s financial position and liquidity. These actions include the sale of manufacturing assets to a related party, ongoing strategic cost reductions and headcount rationalization, finalizing exits for leases associated with unused facilities, which were completed as of January 31, 2026, and pursuing additional capital-raising transactions.

In addition, management is evaluating potential partnership arrangements and capital-raising transactions, including debt and/or equity financings and sales of shares under the Company’s at-the-market equity program. There can be no assurance that these plans will be successfully implemented or will generate sufficient liquidity to allow the Company to continue operations.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

SOW GOOD INC.

Notes to Financial Statements

Note 4 – Discontinued Operations

On December 30, 2025, the Company sold substantially all of its manufacturing and operating assets to its former Executive Chairman and former Chief Executive Officer and exited its legacy manufacturing and direct-sales business. In connection with this transaction, the Company entered into a long-term Distribution Agreement pursuant to which the Company now operates as a commission-based distribution agent and no longer manufactures products, owns significant inventory, or incurs costs related to product sourcing, production, warehousing, or distribution.

The sale of substantially all manufacturing and operating assets and the related exit of the legacy business represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the results of the former manufacturing and direct-sales business have been classified as discontinued operations for all periods presented.

The assets and liabilities of the discontinued operations were disposed of or otherwise derecognized as of December 31, 2025, and no assets or liabilities of discontinued operations remain on the Company’s consolidated balance sheet as of that date.

Results of Discontinued Operations

The following table presents components of discontinued operations, net of tax for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,
	2025	2024
Revenues	$6,190,179	$31,992,511
Cost of goods sold	26,197,708	19,017,498
Gross profit	(20,007,529)	12,975,013

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,423,687	209,815
Other general and administrative expenses	4,044,848	3,231,563
Total general and administrative expenses	6,468,535	3,441,378
Total operating expenses	6,468,535	3,441,378

Net operating income (loss)	(26,476,064)	9,533,635

Other income (expense):
Interest income	27,266	138,795
Interest expense	(607,121)	(723,436)
Loss on early extinguishment of debt	-	(696,502)
Gain on termination of leases	1,896,276	-
Loss on disposition of assets	(8,658,598)	-
Total other expense	(7,342,177)	(1,281,143)

Income (loss) of discontinued operations before income tax	(33,818,241)	8,252,492
Income tax provision	-	(123,579)
Net income (loss)	$(33,818,241)	$8,128,913

SOW GOOD INC.

Notes to Financial Statements

Cash received	$1,500,000
Liabilities assumed by Trea Grove LLC	635,380
Less:
Assets sold:
Assets held for sale	(713,256)
Construction in process - freeze dryers	(2,768,908)
Freeze dryers, net	(6,744,473)
Leasehold improvements, net	(1,459,067)
Other property plant and equipment, net	(1,778,534)
Accumulated depreciation	2,670,261
Net loss on disposition of assets	(8,658,598)
Severance expense	(2,442,500)
Deal costs	(230,742)
Loss on sale of assets	$(11,331,840)

Balance Sheet

The asset and related liabilities related to the discontinued operations were disposed or derecognized prior to December 31, 2025, therefore the assets and liabilities for the year ended December 31, 2025 represent those of the ongoing operation. Balance sheet amounts from the year ended December 31, 2024 have been reclassified as assets and liabilities related to discontinued operations. The following table represents the assets and liabilities reclassified from their December 31, 2024 presentation.

	December 31,
	2025	2024
Assets of discontinued operation
Accounts receivable, net	$60,333	$460,147
Inventory, net	-	20,369,112
Current assets of discontinued operation	60,333	20,829,259
Total property and equipment, net	-	11,673,520
Right of use assets	-	16,258,505
Security deposits	-	1,057,586
Total assets of discontinued operation	$60,333	$49,818,870

Liabilities of discontinued operation	December 31, 2024	December 31, 2024
Current portion of operating lease liabilities	$2,599,102	$2,473,115
Long term portion of operating lease liabilities	-	15,113,554
Total liabilities of discontinued operation	$2,599,102	$17,586,669

During the year ended December 31, 2025, the Company recorded an impairment and write-off of approximately $13,737,675 of inventory that was determined to have no recoverable value. The write-off was initially recorded within cost of goods sold under the Company’s former manufacturing and direct-sales business model, and is included in the net income (loss) of discontinued operations on the Company's Statement of Operations.

During 2025, the Company exited multiple manufacturing and industrial facility leases associated with the discontinued business. As a result of lease termination and modification agreements, the Company recorded noncash gains of $1,896,276 related to the facility lease exits.

Revenue Reclassification

Revenue recognized in prior periods under the Company’s former manufacturing and direct-sales business model has been reclassified to loss from discontinued operations for all periods presented. For the year ended December 31, 2025, the Company recognized no revenue from continuing operations, as the Distribution Agreement became effective at year end and no commission

SOW GOOD INC.

Notes to Financial Statements

revenue was earned during the period.

Continuing Involvement

Following the disposition, the Company’s continuing involvement with the former business is limited to our role as an agent who receives commissions from Trea Grove in their role as a Distributor under the Distribution Agreement.

Note 5 – Related Party

During the year ended December 31, 2025, the Company entered into a series of transactions with related parties in connection with a strategic restructuring of its operations and capitalization.

Severance Payment to Related Party

On December 31, 2025, the Company entered into a settlement agreement and general and mutual release (the "Officer Settlement Agreement”) with Ira Goldfarb, the Company’s former executive chairman. Pursuant to the terms of the Officer Settlement Agreement, Mr. Goldfarb was entitled to receive from the Company a cash settlement payment, upon the Stockholder Meeting, of $1,250,000, less all applicable taxes and withholdings (the "Officer Settlement Payment”), in exchange for waiving his rights to contractual severance pursuant to his employment agreement. Payment of $1,250,000 was made to Mr. Goldfarb on January 5, 2026. Mr. Goldfarb continues to serve as a member of the Board of Directors.

On December 31, 2025, the Company entered into a settlement agreement and general and mutual release (the "Officer Settlement Agreement”) with Claudia Goldfarb, the Company’s former chief executive officer. Pursuant to the terms of the Officer Settlement Agreement, Mrs. Goldfarb is entitled to receive from the Company a cash settlement payment, upon the Stockholder Meeting, of $1,150,000, less all applicable taxes and withholdings (the "Officer Settlement Payment”), in exchange for waiving her rights to contractual severance pursuant to her employment agreement. Mrs. Goldfarb continued to be employed by the Company as its Chief Operations Officer and continues to serve on the Board of Directors.

Asset Sale to Related Party

On December 30, 2025, the Company entered into an Asset Purchase Agreement with Trea Grove, LLC (“Trea Grove”), a related party, pursuant to which the Company sold a significant portion of the assets related to its freeze-dried snacks and candy business, including real property improvements, proprietary and intellectual property rights, transferable governmental licenses and permits, and other specified assets. Trea Grove also assumed certain specified liabilities. Total cash consideration for the transaction was $1,500,000, payable in installments through March 31, 2026, the entire amount was recorded as a related party receivable at December 31, 2025. Subsequently, on January 5, 2026, $900,000 was netted from Mr. Goldfarb's severance payment of $1,250,000.

Distribution Agreement with Related Party

On December 31, 2025, the Company entered into a Distribution Agreement with Trea Grove, LLC (“Trea Grove”), an entity owned by Ira Goldfarb and Claudia Goldfarb, pursuant to which Trea Grove was appointed the exclusive distributor of certain Company products, including fruits, snacks, and candy, through July 31, 2026, unless extended. Under the Distribution Agreement, Trea Grove is responsible for customer communications, order management, billing, collections, shipping, logistics, and fulfillment. Trea Grove will remit to the Company ten percent (10%) of gross receipts from product sales. The agreement provides Trea Grove with a limited license to use the Company’s trademarks for distribution and marketing purposes.

Based on the terms of this exclusive Distribution Agreement, the Company has determined that it acts as an agent for purposes of revenue recognition under ASC 606, as the Company does not control the underlying products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear inventory or credit risk. Accordingly, the Company recognizes revenues related to the Distribution Agreement with Trea Gove on a net basis equal to the commission to which it is entitled. Subsequently, on March 18, 2026, the Company amended the Distribution Agreement to allow Sow Good to sell inventory independently as long as Trea Grove remained as the sole distributor.

Private Placement of Preferred Stock

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar pursuant to which the Company agreed to issue and sell, in a private placement, shares of Series AA Convertible Non-Redeemable Preferred Stock and Series AAA Convertible Non-Redeemable Preferred Stock in two closings for aggregate gross proceeds of $6,000,000. The first closing occurred on December 31, 2025 for gross proceeds of $3,000,000. Mr. Lazar was appointed Chief Executive Officer and Chairman of the Board in connection with the transaction.

SOW GOOD INC.

Notes to Financial Statements

Convertible Notes Held by Related Parties Amended

During 2025, Claudia Goldfarb and Ira Goldfarb (the “Goldfarbs”) held Convertible Notes issued by the Company. In connection with the Securities Purchase Agreement executed on December 31, 2025, the Company and the Ira and Claudia Goldfarb agreed to amend the conversion terms of the notes to provide for a conversion price of $0.35 per share, replacing prior conversion price ranges of approximately $0.62 to $0.63 per share.

An aggregate principal amount of $1,404,914 of notes held by the Ira and Claudia Goldfarb will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan remains a bona fide debt obligation of the Company and is not reduced or otherwise affected by operating losses, restructuring costs, or transaction expenses. On April 15, 2026, the Company and the Ira and Claudia Goldfarb are required to determine, in good faith, what portion of the outstanding balance, if any, will be repaid in cash and what portion, if any, will convert into shares of common stock at the agreed conversion price of $0.35 per share.

On February 12, 2026, the Ira and Claudia exercised the option to convert $289,483 of the outstanding Convertible Notes to 827,095 shares.

Use of Proceeds to Pay Related Party Debt and Settlement with an Officer

A portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party.

On December 31, 2025, the Company entered into a settlement agreement and mutual release with Ira Goldfarb, the Company’s former Executive Chairman, pursuant to which Mr. Goldfarb is entitled to receive a cash settlement payment of $1,250,000, less applicable taxes and withholdings, upon the Company’s stockholder meeting, in exchange for waiving his contractual severance rights. Of this amount, $900,000 was retained by the Company and applied as Mr. Goldfarb’s down payment toward the purchase price of the manufacturing assets acquired by Trea Grove, LLC, an entity owned by Mr. Goldfarb. Mr. Goldfarb received the remaining $350,000.

Settlement Agreements with Directors

On December 31, 2025, the Company entered into settlement agreements and mutual releases with Joe Mueller and Chris Ludeman, former members of the Board of Directors.

Voting Agreements

On December 31, 2025, the Company entered into voting agreements with Ira Goldfarb, Claudia Goldfarb, and Lyle Berman, pursuant to which such parties agreed, for a two-year period, to vote their shares in favor of proposals recommended by the Company’s Board of Directors.

All related-party transactions were approved and authorized by a special committee consisting of disinterested members of the Company’s Board of Directors.

Related Party Debt Exchange

On April 28, 2025, the Company entered into an exchange agreement (the "Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the "Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rates of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the "Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The combined $2,803,818 of Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Notes on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025. The

SOW GOOD INC.

Notes to Financial Statements

entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the Convertible Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

On December 31, 2025, as part of the Securities Purchase Agreement, Ira and Claudia Goldfarb's Convertible Notes were amended to change the conversion price to $0.35 per share, and Mr. Berman was repaid $943,868 of principal and $70,365 in interest outstanding related to his Convertible Notes. Ira and Claudia Goldfarb converted 827,095 shares at a price of $0.35 per share on February 12, 2026.

Common Stock Issued

Common Stock Issued to Officers and Directors for Services

On January 15, 2026, the Company issued 138,888 shares of common stock to each of Lyle Berman and Ira Goldfarb for annual Director services to be rendered. The aggregate fair value of the common stock was $222,221, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On August 1, 2025, the Company issued an aggregate 57,471 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $50,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 6, 2025, the Company issued an aggregate 82,436 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, as Company's Chief Executive Officer, and Ira Goldfarb, the Company's former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,869. Mr. Goldfarb received 259,070 shares valued at $199,638. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the former Company's Chief Executive Officer, and Ira Goldfarb, the Company's former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

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

SOW GOOD INC.

Notes to Financial Statements

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, former Executive Chairman and Chief Operating Officer, respectively	17,242	$125,000
Lyle A. Berman Revocable Trust, former Director	68,966	500,000
Bradley Berman, former Director	30,000	217,500
Edward Shensky, Director	13,794	100,000
Brendon Fischer, former Chief Financial Officer	8,000	58,000
Cesar J. Gutierrez	10,345	75,000
Alexandria Gutierrez	3,449	25,000
Ava Gutierrez	3,449	25,000
Brett Goldfarb	3,449	25,000
	158,694	$1,150,500

On December 31, 2024, Ira and Claudia Goldfarb purchased 12,374 shares of common stock jointly, at a share price of $2.05 pursuant to a Stock Purchase Agreement.

Common Stock Options Awarded to Officers and Directors

On June 3, 2025, the Company granted Donna Guy, Chief Financial Officer, options to purchase 7,500 shares of the Company's stock at an exercise price of $0.77 per share. Options vest 60% on the third anniversary of the grant, and 20% on each anniversary thereafter.

On January 29, 2025, the Company granted Brendon Fischer, former Interim Chief Financial Officer, options to purchase 11,250 shares of the Company’s common stock at an exercise price of $2.78 per share. On June 6, 2025, Mr. Fischer resigned from the Company and his options were forfeited. The reduction in share compensation related to Mr. Fischer's total forfeited options expensed through June 30, 2025 was $37,517.

Debt Financing and Related Warrants Granted

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

SOW GOOD INC.

Notes to Financial Statements

Leases

Prior to the December 30, 2025 sale of the Company's manufacturing business, the Company leased a 20,945 square foot facility in Irving, Texas, for which an entity owned entirely by Ira Goldfarb, our former Executive Chairman is the landlord. The lease term was through September 15, 2025, with two five-year options to extend, with a current monthly lease rate of $12,425, with approximately 3% annual escalation of lease payments, however the Company exited the lease concurrently with the asset sale.

At December 31, 2025 and December 31, 2024, $0 and $1,241,860 are included in liabilities of discontinued operations on our balance sheets in connection with this lease. For the twelve months ended December 31, 2025 and 2024 the Company expensed $146,896 in each of the periods and paid cash of $143,356 and $132,917, respectively.

Note 6 – Fair Value of Financial Instruments

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

SOW GOOD INC.

Notes to Financial Statements

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balances sheet as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Notes payable, related parties, net of debt discounts	$-	$-	$2,195,500	$2,469,531
Convertible notes payable, related parties, net of discounts	1,341,420	1,341,420	-	-
Notes payable	150,000	150,000	375,780	237,841
Total liabilities	$1,491,420	$1,491,420	$2,571,280	$2,707,372

Note 7 – Inventory

Inventory

On December 30 and December 31, 2025, the Company entered into an Asset Purchase Agreement and a Distribution Agreement, respectively. As a result of these transactions, the Company transitioned from operating as a manufacturer and omnichannel seller of freeze-dried candy to operating as a commission-based distribution agent, earning a fixed percentage of distributor gross receipts from sales of Sow Good-branded products. Pursuant to the Asset Purchase Agreement, the Company retained certain SKUs to market independently of the Distribution Agreement.

Inventory is stated at the lower of average cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. The Company evaluates inventory for potential obsolescence and excess quantities on a periodic basis.

In connection with the exit of its manufacturing and omnichannel distribution business, the Company recorded an impairment and write-off of finished goods and work in process materials of $13,737,675 during the year ended December 31, 2025. Because the impaired inventory related entirely to the former manufacturing and direct-sales business, the impairment expense has been included in loss from discontinued operations for all periods presented.

As of December 31, 2025, the Company retained approximately $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement. Inventory of $20,313,315 was included in the current assets of discontinued operations on the balance sheet for the year ended December 31, 2024.

Inventory at respective period ends is was follows:

	December 31, 2025	December 31, 2024
Finished goods	$22,871	$-
Total inventory from continuing operations	$22,871	$-
Total inventory from discontinued operations	$-	$20,313,315

Note 8 – Property and Equipment

Following the sale of substantially all manufacturing and operating assets and the transition to a commission-based distribution model, the Company no longer owns manufacturing facilities, production equipment, or construction-in-progress assets. Property and equipment as of December 31, 2025 consists primarily of office equipment and software.

For the years ended December 31, 2025 and 2024, substantially all depreciation expense related to assets of the former manufacturing and direct-sales business has been reclassified to loss from discontinued operations. Depreciation expense related to continuing operations, consisting primarily of office equipment, was $33,101 and $31,644 for the years ended December 31, 2025 and 2024, respectively, and is included in operating expenses. Depreciation related to the disposed assets is included in net gain or loss on discontinued operations. The Company determined that there were impairment indicators present, and tested the remaining assets for impairment as of December 31, 2025 and recorded an impairment of $57,602. This was determined based on the Company's assessment that the expected future cash flows of the assets did not exceed the net book value on an undiscounted basis.

SOW GOOD INC.

Notes to Financial Statements

Property and equipment at consist of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Machinery	$-	$15,831
Software	70,000	70,000
Office equipment	-	138,434
	70,000	224,265
Less: Accumulated depreciation and amortization	(48,333)	(95,365)
Total property and equipment, net	$21,667	$128,900

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

The Company previously leased a 20,945 square foot facility under a non-cancelable real property lease agreement with an entity owned entirely by Ira Goldfarb, the Company’s former Executive Chairman. The lease required monthly base rent of $11,296, subject to annual escalations of approximately 3%, and included payment of property taxes, utilities, insurance, maintenance, and other occupancy costs. The lease expired on August 31, 2025, and was not renewed. The incremental borrowing rate at commencement was 5.75%. The lease was derecognized as of December 31, 2025, the Company recognized a $120,773 gain upon exit of the lease, this amount is included in net gain or loss on discontinued operations.

On May 22, 2024, the Company entered into an industrial lease with USCIF Pinnacle Building B LLC. The Company leased approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months. The term of the lease commenced on May 22, 2024. The incremental borrowing rate for the lease at the time of commencement was 10.84%. Effective September 30, 2025, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,427,649, this amount is included in net gain or loss on discontinued operations.

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increase each year, up to approximately $51,700 per month during the last year of the initial term. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 30, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,853, this amount is included in net gain or loss on discontinued operations.

SOW GOOD INC.

Notes to Financial Statements

In July 1, 2023, the Company entered into a lease for a warehouse space in Irving, Texas, of approximately 9,000 feet under a 37-month lease at a rate of $8,456 per month, with approximately a 4% annual escalation of lease payments. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. The incremental borrowing rate for the lease at the time of commencement was 8%. The lease expires July 31, 2026. this is the Company's only remaining lease obligation.

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2025	2024
Right-of-Use lease cost:
Amortization of right-of-use asset related to continuing operations	$123,721	$114,281

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating lease:
Operating lease assets	$76,971	$200,710

Current portion of operating lease liability	$78,171	$125,987
Current portion of operating lease liability related to discontinued assets	346,861	$2,473,115
Noncurrent operating lease liability	-	79,575
Noncurrent operating lease liability related to discontinued operations	-	15,113,554
Total operating lease liability	$425,032	$17,792,231

Weighted average remaining lease term:
Operating leases (in years)	0.6	4.8
Weighted average discount rate:
Operating lease	8.00%	10.25%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases - continuing operations	$142,326	$133,282
Operating cash flows used for operating leases - discontinued operations	2,656,231	1,420,471

The future minimum lease payments due under operating leases as of December 31, 2025 is as follows:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2026	$432,159
Total	$432,159
Less effects of discounting	(7,127)
Lease liability recognized	$425,032

SOW GOOD INC.

Notes to Financial Statements

Note 10– Notes Payable, Related Parties

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 and bearing interest at 8% per annum. Pursuant to the Exchange Agreement, the holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of $2,563,890, representing the principal amount of the Outstanding Notes plus accrued and unpaid interest thereon. In addition, the Company issued Convertible Notes with an aggregate principal amount of $239,928 bearing interest at 6% per annum in connection with notes that matured on April 8, 2025. Convertible Notes were convertible, at the election of the holders, in whole or in part, into shares of the Company’s common stock at the fixed conversion prices specified in the applicable notes (ranging from $0.62 to $0.63 per share), subject to customary anti-dilution adjustments.

The combined $2,803,818 of Convertible Notes mature on April 30, 2030 and accrue simple interest at rates ranging from 6% to 8% per annum, payable semi-annually in arrears on May 1 and November 1, beginning November 1, 2025. At the Company’s election, accrued and unpaid interest on an interest payment date may be added to the principal amount of the applicable Convertible Note in lieu of cash payment.

The Convertible Notes are senior in right of payment to all existing and future indebtedness of the Company and are secured by a security interest in all existing and future assets of the Company. The Convertible Notes may be prepaid by the Company at any time upon ten days’ prior written notice.

The entry into the Exchange Agreement and the transactions contemplated thereby, including the issuance of the Convertible Notes, were approved unanimously by the disinterested members of the Company’s board of directors and the disinterested members of the Company’s audit committee in accordance with the Company’s related-party transaction policy.

Pursuant to Appendix C of the Securities Purchase Agreement entered into on December 31, 2025, $1,404,914 aggregate principal amount of notes held by Claudia and Ira Goldfarb will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan will remain outstanding as a bona fide debt obligation of the Company and will not be reduced, impaired or otherwise affected by operating losses, restructuring costs or transaction expenses. On April 15, 2026, the Company and the Ira and Claudia Golfarb will determine, in good faith, what portion of the outstanding Backstop Loan balance, if any, will be repaid in cash and what portion, if any, will convert into shares of the Company’s common stock at an agreed conversion price of $0.35 per share.

On December 31, 2025, a portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party.

Notes payable, related parties consists of the following at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Convertible Notes payable, bearing interest at 8% per annum, maturing on April 30, 2030	$1,620,022	$2,500,000
Convertible Notes payable, bearing interest at 6% per annum, maturing on April 30, 2030	239,928	-
Total notes payable, related parties	1,859,950	2,500,000
Less unamortized debt discounts:	518,530	304,500
Notes payable	1,341,420	2,195,500
Less current maturities	1,341,420	2,195,500
Notes payable, related parties, less current maturities	$-	$-

During the twelve months ended December 31, 2024, the Company recorded $696,502 of loss on the early extinguishments of debt related to the accelerated amortization of debt discounts related to the Warrant Exercise Transaction, this amount is included in net gain or loss on discontinued operations.

SOW GOOD INC.

Notes to Financial Statements

Note 11 – Notes Payable

Notes payable consists of the following at December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Notes payable, bearing interest of 6% per annum, matured April 8, 2025	$-	$239,250
EIDL Note	150,000	150,000
Total notes payable	150,000	389,250
Less unamortized debt discounts:	-	13,470
Notes payable	150,000	375,780
Less: current maturities	-	225,780
Notes payable, less current maturities	$150,000	$150,000

The Company used proceeds from the sale of manufacturing assets to pay down certain notes payable. Interest related to notes payable which were paid down as part of the sale of assets and discontinued operations were reclassified to loss from discontinued operations. Interest expenses related to notes payable, related parties, which were retained as part of the continued operations of the company for the twelve months ended December 31, 2025 and 2024, are as follows:

	For the Year Ended
	December 31,
	2025	2024
Interest on notes payable, related parties	$88,872	$338,651
Interest on notes payable	10,234	30,415
Amortization of debt discounts on notes payable	60,847	372,138
Total interest expense	$159,953	$741,204

Note 12 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. The Company is authorized to issue shares of preferred stock, par value $0.001 per share, in one or more series, with such rights, preferences, privileges and restrictions as may be determined by the Company’s Board of Directors.

On December 31, 2025, in connection with a Securities Purchase Agreement with an investor, the Company filed a Certificate of Designations, Preferences and Rights creating 1,500,000 shares of Series AA Convertible Non-Redeemable Preferred Stock (the “Series AA Preferred Stock”) and issued 1,500,000 shares of Series AA Preferred Stock at a stated value of $2.00 per share for aggregate gross proceeds of $3,000,000. A second closing for the issuance of 1,500,000 shares of Series AAA Convertible Non-Redeemable Preferred Stock at a stated value of $2.00 per share for aggregate gross proceeds of $3,000,000 is expected to occur following receipt of required stockholder approvals and satisfaction of other customary closing conditions. The terms of the Series AAA Preferred Stock are substantially similar to those of the Series AA Preferred Stock, except that each share of Series AAA Preferred Stock is initially convertible into a greater number of shares of common stock.

The Series AA Preferred Stock ranks senior to the Company’s common stock and any junior securities with respect to dividends and distributions upon liquidation, dissolution or winding up of the Company, and on parity with any series of preferred stock expressly designated as ranking on parity with the Series AA Preferred Stock.

The Series AA Preferred Stock does not bear a stated dividend rate. However, if the Company declares a dividend on its common stock, holders of Series AA Preferred Stock are entitled to receive dividends on an as-converted basis in the same form and manner as holders of common stock.

Subject to receipt of stockholder approvals and the filing of an amendment to the Company’s certificate of incorporation, each share of Series AA Preferred Stock is initially convertible, at the option of the holder, into 14 shares of common stock

SOW GOOD INC.

Notes to Financial Statements

(equivalent to a conversion price of $0.14286 per share), subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, and similar events.

In the event of a liquidation, dissolution or winding up of the Company, holders of Series AA Preferred Stock are entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to the greater of (i) the stated value of $2.00 per share plus any declared but unpaid dividends or (ii) the amount per share that would have been payable had such shares been converted into common stock immediately prior to such event.

The Series AA Preferred Stock generally has no voting rights, except as required by Delaware law and for certain protective provisions requiring the consent of holders of a majority of the outstanding Series AA Preferred Stock.

Common Stock Sold for Cash

On December 31, 2024, Ira and Claudia Goldfarb purchased 12,374 shares of common stock jointly, at a share price of $2.05 pursuant to a Stock Purchase Agreement.

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units. As of December 31, 2025, 1,042,862 shares of our common stock have been issued under the registration netting aggregate proceeds of .

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

Common Stock Issued to Officers for Services

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's former Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,869. Mr. Goldfarb received 198,202 shares valued at $199,638. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's former Chief Executive Officer, and Ira Goldfarb, the Company's Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

Common Stock Issued to Directors for Services

SOW GOOD INC.

Notes to Financial Statements

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

SOW GOOD INC.

Notes to Financial Statements

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

On February 12, 2026, the Majority Stockholders approved the Stockholder Consent approving, among other things, an amendment to our 2024 Plan to increase the number of shares of Common Stock of the Corporation reserved for issuance of new grants under the 2024 Plan to 10,000,000 shares, resulting in an aggregate maximum number of 9,959,789 shares available for issuance as of such date.

As of February 23, 2026, 2,959,789 shares of Common Stock remained available for grant under the 2024 Plan. The Board believed that additional Shares were necessary to meet the Corporation’s anticipated equity compensation needs.

Following the amendment, the total number of Shares that are available for future awards under the 2024 Plan is equal to 9,959,789, including the 2,959,789 shares that remained available for grants as of February 23, 2026, less shares subject to awards made after February 23, 2026, and subject to adjustment as provided in the 2024 Plan and as described below.

General

The 2024 Plan enables our Board to provide equity-based incentives through grants of awards to the Corporation’s present and future employees, directors, consultants and other third-party service providers.

The 2024 Plan authorizes the grant of Incentive Stock Options, ("ISOs”), Non-Qualified Stock Options, restricted share awards, stock unit awards, stock appreciation rights ("SARs”), other stock-based awards, performance-based stock awards, (collectively, "stock awards”) and cash-based awards (stock awards and cash-based awards are collectively referred to as "awards”). ISOs may be granted only to our employees, including officers, and the employees of our parent or subsidiaries. All other awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries, and affiliates.

The following table sets forth shares authorized and available under our incentive plans at December 31, 2025:

	Options Authorized	Options Granted	Options Exercised	Options Cancelled or Expired	Options Outstanding	Options Available to be Issued
2016 Plan	12,712	3,333	-	2,000	1,333	11,379
2020 Plan	2,964,150	2,443,599	50,459	869,493	1,523,647	1,440,503
2024 Plan	3,000,000	170,033	-	129,822	40,211	2,959,789

Outstanding Options

The following is a summary of information about the Stock Options outstanding at December 31, 2025:

SOW GOOD INC.

Notes to Financial Statements

Shares Underlying
	Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares		Average	Weighted	Shares	Weighted
	Underlying		Remaining	Average	Underlying	Average
	Options	Range of	Contractual	Exercise	Options	Exercise
	Outstanding	Exercise Prices	Life (in years)	Price	Exercisable	Price
December 31, 2024	2,584,791	$2.35 - $40.00	8.35	$20.06	552,856	$6.56
December 31, 2025	1,777,024	$0.67 - $40.00	7.52	$20.44	782,537	$7.04

The following is a summary of activity of outstanding stock options at December 31, 2025:

		Weighted
		Average	Average
	Number	Exercise	Intrinsic
	of Shares	Prices	Value
Balance, December 31, 2023	2,620,813	$19.38	$50,802,052
Options granted	118,111	15.37
Options exercised	(50,459)	(3.25)
Options cancelled	(88,850)	(6.84)
Options expired	(14,824)	(9.67)
Balance, December 31, 2024	2,584,791	$20.06	$51,844,122
Options granted	113,469	2.64
Options exercised	-	-
Options cancelled	(921,236)	(25.74)
Options expired	-	-
Balance, December 31, 2024	1,777,024	$20.06	$35,647,101

Exercisable, December 31, 2025	782,537	$7.04	$5,509,060

Options Granted

During the twelve months ended December 31, 2025, 25 employees were granted options to purchase an aggregate of 118,111 shares of the Company's common stock, having a weighted average exercise price of $2.64, exercisable over a 10-year term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The Company uses the Black-Scholes Pricing Model to determine the fair value of options at the grant date. Inputs to this model include, expected term, risk-free interest rate, volatility, and the dividend rate. Due to a limited exercise history, the Company uses the simplified method of calculating expected term, which results in expected term of 6.8 years options granted in 2025. The Company uses an interest rate from the U.S. Department of the Treasury’s published yield curve which corresponds to the expected term. The options will vest 60% on the third anniversary, and 20% each anniversary thereafter until fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 102% and an average call option fair value of $2.23, was $253,491. The options are being expensed over the vesting period.

Options Cancelled or Forfeited

Approximately 921,236 options with a weighted average strike price of $25.74 per share were forfeited by former employees during the twelve months ended December 31, 2025. Reductions to share compensation expense are recognized at the time of forfeiture.

SOW GOOD INC.

Notes to Financial Statements

Options Expired

During the twelve months ended December 31, 2025, no options expired.

Options Exercised

No options were exercised during the twelve months ended December 31, 2025 and 50,459 options were exercised during the twelve months ended December 31, 2024. Proceeds from options exercises during the twelve months ended December 31, 2024 amounted to $163,854.

Options Exercisable

There were 782,537 options exercisable as of December 31, 2025.

Options Expense

The Company recognized compensation expense net of forfeitures related to common stock options that are being amortized over the implied service term, or vesting period, of the options during the twelve months ended December 31, 2025 and 2023, as follows:

	For the Year Ended
	December 31,
	2025	2024
Directors	$17,581	$86,892
Officers and employees	1,410,364	4,424,765
Total amortized options expense	$1,427,945	$4,511,657

As of December 31, 2025, the remaining unamortized balance to be expensed over the next five years is $2,762,545 and the weighted-average period over which these awards are expected to be recognized is approximately 1.4 years.

Note 14 – Warrants

Warrants Exercised

No warrants were exercised during the twelve months ended December 31, 2025. During the twelve months ended December 31, 2024, a total of 2,186,250 warrants related to the issuance of debt were fully exercised at an average price of $2.50, and the proceeds were used to repay certain Notes Payable. The debt discounts relating to the warrants were either written off as a loss on early extinguishment of debt, to the extent that the related Notes Payable were fully retired, or amortized to interest expense for those Notes which were partially extinguished. The Company realized a loss on early extinguishment of debt of $696,502, this amount is included in net income from discontinued operations for twelve months ended December 31, 2024. Another 52,500 warrants were exercised at an exercise price of $4.00 during the period.

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

SOW GOOD INC.

Notes to Financial Statements

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

Outstanding Warrants

Warrants to purchase an aggregate total of 190,500 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of 5 years, were outstanding as of December 31, 2025.

No warrants were cancelled or expired during the twelve months ended December 31, 2025.

Note 15 - Segment Reporting

The Company operates as one reportable segment, reflecting its capital-light business model under which it earns proceeds from the sale of freeze-dried candy products. The Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, evaluates performance and allocates resources based on the consolidated Statement of Operations. The CODM does not review asset-level information in assessing segment performance; accordingly, such information is not presented. The accounting policies for this segment are consistent with those described in Note 2 – Summary of Significant Accounting Policies.

On December 30, 2025, the Company sold substantially all of its manufacturing assets to Trea Grove, a related party. In connection with this transaction, the Company entered into an exclusive Distribution Agreement under which Trea Grove serves as the exclusive distributor of the Company’s finished goods inventory, and the Company receives 10% of gross receipts from customer sales. Following these transactions, the Company continues to operate as a single reportable segment.

As a result, the Company no longer operates manufacturing facilities and has transitioned to a capital-light model for the term of the Distribution Agreement. The results of the former manufacturing and omnichannel sales operations have been reclassified to net income (loss) from discontinued operations in the consolidated Statement of Operations for all periods presented. The segment information presented below reflects only continuing operations.

The following table provides the operating financial results of our freeze-dried candy segment for the twelve months ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Revenues	$-	$-
Salaries and benefits	4,410,288	7,614,215
Professional services	838,654	1,589,287
Other general and administrative expenses	1,323,667	1,854,779
Depreciation and amortization	33,101	31,644
Interest expense, net	159,953	741,204
Segment net income (loss)	$(6,765,663)	$(11,831,129)

SOW GOOD INC.

Notes to Financial Statements

Note 16 - Earnings Per Share

Basic and diluted earnings per share for the three and nine months ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31,
	2025	2024
Net loss from continuing operations	$(6,823,265)	$(11,831,129)
Income (loss) of discontinued operations, net of tax	(33,818,241)	8,128,913
Net loss	$(40,641,506)	$(3,702,216)

Basic weighted average shares	11,838,442	9,238,233

Basic and dilutive loss per share - continuing operations	$(0.58)	$(1.28)
Basic and dilutive income (loss) per share - discontinued operations	$(2.86)	$0.88
Per basic share	$(3.44)	$(0.40)

The table below includes information related to stock options and warrants that were outstanding at the end the twelve months ended December 31, 2025 and December 31, 2024. There were 5,555,947 shares underlying senior convertible notes payable exercisable at the option of the holder in whole or in part at any time prior to maturity on April 30, 2030 at the end of the twelve month period ended December 31, 2025. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive.

	Year Ended
	December 31,
	2025	2024
Weighted average stock options	2,638,861	2,520,374
Weighted average price of exercisable stock options	$6.20	$20.06

Weighted average warrants	190,500	779,813
Weighted average price of warrants	$9.80	$4.56

Average price of common stock	$1.10	$12.01

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

SOW GOOD INC.

Notes to Financial Statements

The Company recognized income tax expense of $0 and $0 for the periods ended December 31, 2025 and 2024, respectively.

A reconciliation of the differences between the United States statutory federal income tax rate and the effective tax rate, as provided in the consolidated statements of operations, is as follows for the year ended December 31, 2025:

Statutory rate	21.00%	21.00%
State income taxes, net of federal benefit*	0.00%	0.00%
Change in valuation allowance	(20.08)%	(0.11)%
Nontaxable or nondeductible items
Transferable tax credits, net
Stock-based compensation
Nondeductible items	(0.01)%	-0.16%
Change in unrecognized tax benefits
Other adjustments
Capital loss expiration
Deferred true up adjustments
Other	(0.91)%	0.05%
Effective rate	0.00%	20.78%

Deferred income taxes are provided using the asset and liability method to reflect temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using presently enacted tax rates and laws. The components of deferred income taxes included in the consolidated balance sheets were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$15,799,998	8,835,743
Net property and equipment	64,978
Stock compensations	4,090,849	3,587,594
Stock based debt discounts	686,553	669,499
Goodwill and intangibles	916,880	1,012,214
Other Assets - Reorganization Costs	28,135	28,135
Allowance for credit losses and other assets	256,411	237,044
Total gross deferred tax assets	21,843,804	14,370,229
Less: valuation allowance	(21,843,804)	(13,698,081)
Total deferred tax assets, net of valuation allowance	-	672,148

Deferred tax liabilities:
Property and equipment	-	(672,148)
Total deferred tax liabilities	-	(672,148)

Net deferred tax liabilities, included in other liabilities	$-	$-

A portion of the Company’s net operating loss carryforwards is subject to provisions of the tax law that limit the use of losses incurred by a corporation prior to the date certain ownership changes occur. These limitations also apply to certain depreciation deductions associated with assets on hand at the time of the ownership change and otherwise allowable during the five-year period following the ownership change. As the five-year limitation period lapsed in 2019, these disallowed deductions are reflected in property and equipment in the schedule above but continue to be subject to the annual limitation that applies to the pre-change net operating losses. Due to the limitation on the use of net operating losses and depreciation deductions, a significant portion of these carryforwards will expire regardless of whether the Company generates future taxable income. After reducing these net operating loss

SOW GOOD INC.

Notes to Financial Statements

carryforwards for the amount which will expire due to this limitation, the Company had remaining federal net operating loss carryforwards of approximately $75,119,367 and state net operating loss carryforwards of approximately $0 at December 31, 2025. These net operating loss carryforwards expire as follows:

Tax Years	Federal	State
2026–2030	$-	$-
2031–2035	22,530,746	-
2036–2040	2,940,525	-
2041 and after*	49,648,096	-
Total NOLs	$75,119,367	$-

*Includes indefinite life federal net operating losses of $49,648,096 generated after 2017.
Approximately $46,162,842 is available to utilize against federal taxable income for 2026.

In assessing whether the deferred tax assets are realizable, a more likely than not standard is applied. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A valuation allowance was established in the amount of $21,843,804 and $13,698,081 as of December 31, 2025 and 2024, respectively, based on the Company’s assessment of the future realizability of certain deferred tax assets. The valuation allowance on deferred tax assets is related to future deductible temporary differences and net operating loss carryforwards for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations.

For the year ended December 31, 2025, the Company recorded an increase in valuation allowance of $8,145,723. This was primarily related to net operating losses generated by the Company in the current tax year. For the year ended December 31, 2024, the Company recorded an increase in valuation allowance of $713,972. This was primarily related to additional net operating losses accumulated for the year.

Unrecognized Tax Benefits

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, before interest and penalties, for the period presented is as follows (in thousands):

December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$-	$-
Increases related to current-year tax positions	-	-
Decreases related to current-year tax positions	-	-
Increases related to prior year tax positions	-	-
Decreases related to prior year tax positions	-	-
Decreases related to expiration of prior year tax positions	-	-
Decreases related to settlements of prior year tax positions	-	-
Unrecognized tax benefits at end of year	$-	$-

SOW GOOD INC.

Notes to Financial Statements

The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $0 and $0 as of December 31, 2025 and 2024, of which $0 impacted the effective tax rate as it was reversed.

The Company is subject to income tax in the United States federal jurisdiction and various state jurisdictions and has identified its federal tax return and tax returns in state jurisdictions below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2022 – 2025
Texas	2021 – 2025

Note 18 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Management has not identified any items requiring recognition or disclosure.

On January 6, 2026, the Company issued a press release announcing a private placement and strategic asset sale to support continued candy operations and future growth, while assessing other strategic alternatives, including potential partnerships, acquisitions, or additional corporate transactions, with the goal of strengthening its financial position and creating long-term stockholder value. Further the press release announced the previously disclosed leadership transition with (i) Claudia Goldfarb stepping down as Chief Executive Officer while remaining with the Company as Chief Operating Officer and a member of the Company’s board of directors (ii) members of the Board Chris Ludeman and Joe Mueller resigning from the Board in connection with the private placement and strategic asset sale, (iii) David Lazar being appointed Chief Executive Officer and elected to the Board, serving as the Board’s Chairman and (iv) David Natan being elected to the Board and serving as Audit Committee Chairman following Mr. Ludeman’s resignation.

On January 15, 2026 the Company issued an aggregate 277,776 shares of common stock amongst two non-employee Directors for annual services to be rendered. The aggregate fair value of the common stock was $100,000, based on the closing price of the Company’s common stock on the December 29, 2025. The shares were expensed upon issuance.

On February 12, 2026 the Company issued an aggregate 827,095 shares of common stock to Claudia and Ira Goldfarb upon the conversion of $289,483 of their Convertible Notes, at a conversion prices of $0.35 per share.

On February 18, 2026, the Company amended the previously disclosed Securities Purchase Agreement (the "Amendment”) by and between the Corporation and David Lazar (the "Purchaser”) (the "Securities Purchase Agreement”), dated as of December 31, 2025, pursuant to which the Corporation agreed to, among other things and subject to approval of the stockholders of the Corporation, sell and issue to the Purchaser or a permitted designee(s) or transferee(s) 1,500,000 Series AAA preferred shares of the Corporation (the "Series AAA Preferred Stock”), convertible into 375,000,000 shares of Common Stock, pursuant to a Certificate of Designation (the "Old CoD”) in the form of Exhibit B to the Securities Purchase Agreement. The Amendment replaces the Old CoD with a new Certificate of Designation (the "New CoD”), pursuant to which the Series AAA Preferred Stock would be redeemable by the Company at price of $200.00 per share of Series AAA Preferred Stock, plus any declared but unpaid dividends, and is subject to certain conversion limitations.

The Amendment to the Securities Purchase Agreement is filed herewith as Exhibit 10.1 and the description above is qualified in its entirety by the text of the Amendment.

On February 13, 2026, the Board appointed Yisroel Goldberg as Chief Commercial Officer, effective immediately.

On February 13, 2026, the Board approved an amendment to the Company’s by-laws (the "By-Laws Amendment”) to permit the removal of any director or the entire Board with or without cause by a majority of the voting power of the Company’s capital stock, in line with Section 141(k) of the Delaware General Corporation Law. The amendment is reflected in the Amended and Restated Bylaws of the Company, which became effective on February 18, 2026 ("Amended and Restated Bylaws”).

SOW GOOD INC.

Notes to Financial Statements

On February 23, 2026, the Company filed Form 14-C to provide notice and information to the holders of shares of common stock, par value $0.001 per share of the Company, in connection with actions taken by the holders of a majority of the issued and outstanding Common Stock (the "Majority Stockholders”), which actions were approved by written consent on February 12, 2026 (the "Stockholder Consent”) to:

(i)

approve the issuance of shares of Common Stock upon conversion of our Series AA Convertible Non-Redeemable Preferred Stock, par value $0.001 per share (the "Series AA Preferred Stock”) and Series AAA Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series AAA Preferred Stock” and, together with the Series AA Preferred Stock, the "Preferred Stock”) in accordance with Nasdaq Listing Rules 5635(b) and 5635(d);

(ii)

approve an amendment to our Amended and Restated Certificate of Incorporation of the Corporation (the "Certificate of Incorporation”) to increase the number of authorized shares of Common Stock to 1,000,000,000;

(iii)	approve a reverse stock split in the range of 1 for 2 to 1 for 99 (the "Reverse Stock Split”); and

(iv)	approve amendments to the 2024 Stock Incentive Plan ("2024 Plan”) to, among other items, increase the shares authorized for issuance under the 2024 Plan to 10,000,000 shares.

On March, 30, 2026, the Company filed a Certificate of Amendment of the Certificate of Incorporation of Sow Good Inc. with the Secretary of State of the State of Delaware, amending the Certificate of Incorporation to increase the authorized number of shares of Common Stock to 1,000,000,000.

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

During the years ended December 31, 2025 and 2024 there were no disagreements with UPCO.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation as of December 31, 2025, our Chief Executive Officer, David Lazar, and our Chief Financial Officer, Donna Guy, concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 31, 2026:

Name	Age	Position
David Lazar	35	Chief Executive Officer; Director
Claudia Goldfarb	51	Chief Operating Officer; Director
Donna Guy	53	Chief Financial Officer
Yisroel Goldberg	42	Chief Commercial Officer
Lyle Berman	85	Director
Ira Goldfarb	69	Director
David Natan	72	Director, Audit Committee Chair
Jeffery Rubin	62	Director

Executive Officers

David Lazar. David Lazar has served as Chief Executive Officer and Director since December 31, 2025. Mr. Lazar also serves as the CEO and Chairman of Kala Bio Inc. (NASDAQ: KALA) since December 2025. David previously served as Chief Executive Officer of Novabay Pharmaceuticals, Inc. (NASDAQ: NBY) from August to November 2025. Prior to that, Mr. Lazar previously served as director on the board of directors of FiEE, Inc. (NASDAQ: FIEE) (formerly Minim, Inc.) where he also previously served as the Chief Executive Officer and Chief Financial Officer from December 2023 to February 2025. Mr. Lazar served as interim Chief Executive Officer and principal financial officer of Bio Green Med Solution Inc. (NASDAQ: BGMS) (formerly Cyclacel Pharmaceuticals, Inc.), from January 2, 2025 through February 26, 2025. Mr. Lazar served as the Chief Executive Officer of Black Titan Corporation listed on Nasdaq (NASDAQ: BTTC) (formerly Titan Pharmaceuticals, Inc.) from August 2022 to April 2024, where he also served as a director and board chairman from August 2022 until October 2023. Mr. Lazar also served as the chief executive officer and chairman of the board of directors of OpGen, Inc. (OTC: OPGN) from March 2024 to August 2024. Mr. Lazar also served as the president and a member of the board of directors of LQR House Inc. (NASDAQ: YHC) from October 2024 to April 2025. Mr. Lazar served as the Chief Executive Officer of Activist Investing from March 2018 to April 2022.

Donna Guy. Donna Guy has served as our Chief Financial Officer since June 5, 2025. Donna Guy has served as Chief Financial Officer since June 5, 2025. A CPA, she is the founder and Principal Consultant of Elevation Accounting & Finance, LLC (est. 2021), providing financial consulting to public and private companies in areas including accounting operations, SEC reporting, and process optimization. Prior to founding her firm, she held senior finance and accounting roles at ADDvantage Technologies Group, Basic Energy Services, and Enduro Resource Partners. Ms. Guy holds a BBA in Accounting from the University of Texas at Arlington and is an active member of the AICPA and Texas Society of CPAs. She previously served six years on the board of the Women's Center of Tarrant County and is a U.S. Air Force veteran.

Yisroel Goldberg. Yisroel Goldberg has served as our Chief Commercial Officer since February 13, 2026. Mr. Goldberg is a real estate asset manager and fiduciary with over 15 years of hands-on experience driving performance across portfolio operations, value-add execution, and financial discipline. He is the asset manager at YSG Capital since 2020, where he oversees the day-to-day management of multi-state U.S. portfolio consisting of residential apartment communities and land development projects. He is responsible for overall operating performance, including leasing strategy, expense control, staffing, capital improvements, and asset-level reporting. Previously, Mr. Goldberg served as asset manager at Braham Capital between 2011 and 2020. Between 2013 and 2017, Mr. Goldberg was property manager at Park Management, where he managed a portfolio of HUD and Mitchell-Lama affordable housing units. In addition, Mr. Goldberg has served for many years as a trustee for numerous trusts. Mr. Goldberg received a B.S. degree in business, with primary emphasis on accounting from Excelsior College and holds a Certificate of Accounting from Daemen College.

Claudia Goldfarb. Claudia Goldfarb has served as our Chief Operating Officer since December 31, 2025 and member of the Board of Directors since October 2020. Prior to that, Ms. Goldfarb served as the Company's Chief Executive Officer since October 2020, and served as our interim Chief Financial Officer from April 2022 until November 2023, and from March 2024 until April 2024. Prior to that, Mrs. Goldfarb served as President and Chief Operating Officer of Prairie Dog Pet Products, LLC between January 2010 and July 2020. From 2010 until 2012, Mrs. Goldfarb also served as Chief Operating Officer of PGT Holdings. Mrs. Goldfarb attended St. Mary’s University in San Antonio, Texas to pursue an accounting degree. Mr. Ira Goldfarb, who is our Executive Chairman and Chairman of the Board of Directors, is Mrs. Claudia Goldfarb’s husband. Mrs. Goldfarb was selected to serve on our Board of Directors due to her history with the Company and extensive product development, manufacturing and implementation experience in the consumer-packaged goods industry.

Directors

Lyle Berman. Lyle Berman has served as a Director on the Board of Sow Good Inc. since October 2020 and has served as chair of the Compensation Committee since April 2024. From 1999 until 2015, Mr. Berman served as Chairman of the Board and Chief Executive Officer of Lakes Entertainment Inc. From 1993 until 2000, Mr. Berman served as Chief Executive Officer of Rainforest Café, Inc., and from 1991 until 1998, Mr. Berman served as the Chairman of the Board of Directors of Grand Casinos, Inc. Mr. Berman holds a degree in Business Administration from the University of Minnesota. Mr. Lyle Berman is the father of one of our former directors, Mr. Bradley Berman. Mr. Berman was selected to serve on our Board of Directors because of his experience as a chief executive officer and his knowledge of public and private companies. With a proven track record of success and a wealth of experience, Lyle Berman brings invaluable insights and leadership qualities that can significantly benefit any company’s board of directors.

Ira Goldfarb. Ira Goldfarb has served as a Director on the Board since December 31, 2025. Prior to that, he served as the Executive Chairman and Chairman of the Board of Directors since October 2020. Prior to that, from January 2012 until July 2020, Mr. Goldfarb founded and served as Chief Executive Officer of Prairie Dog Pet Products, LLC. Mr. Goldfarb also served as Chief Executive Officer of PGT Holdings from 2010 until 2012, and served as Chief Executive Officer of DS Retail Holdings, LLC, from 2006 until 2009. In 2009, Mr. Goldfarb co-founded Operation Ava Inc., one of the largest cat and dog rescue groups in Pennsylvania. Mr. Goldfarb attended the Fashion Institute of Technology in New York, New York. Mr. Goldfarb is the husband of Mrs. Claudia Goldfarb, who is the Chief Operations Officer and former CEO. Mr. Goldfarb was selected to serve on our Board of Directors due to his history with the Company and extensive business, operational and management experience in the consumer-packaged goods industry.

David Natan. David Natan has served as a Director on the Board, and Chairman of the Audit Committee since December 31, 2025. He currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, both domestically and internationally, since 2007. From 2010 to May 2020, Mr. Natan served as Chief Executive Officer of Forcefield Energy, Inc., a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services and clinical trials company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Before that, Mr. Natan served various roles in increasing responsibility with Deloitte & Touche LLP, a global accounting and consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (Nasdaq: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Additionally, since April 2024, Mr. Natan has served as a member of the Board of Directors and Audit Committee Chair of FIEE, Inc. (formerly Minim, Inc.), a technology company specializing in SAAS solutions and AI software development. Previously, Mr. Natan has served as a director for the following public companies: Global Technovations, ForceField Energy, Black Titan (Nasdaq: BTTC) (formerly Titan Pharmarceuticals, Inc.), Vivakor Inc. (Nasdaq: VIVK), NetBrands Corp. (OTC: NBND), OpGen Inc. (OTC: OPGN), and Bio Green Med Solutions (Nasdaq: BGMS) (formerly Cyclacel Pharmaceuticals, Inc.). Mr. Natan is a CPA (inactive), holds a B.A. in Economics from Boston University, and was appointed to Omicron Delta Epsilon, an international honor society in the field of Economics.

Jeffery Rubin. Jeffery Rubin has served as a Director on the Board, since August 2025. The Company believes Mr. Rubin’s appointment is in the best interest of the Company and its stockholders due to his extensive experience in the candy business. Mr. Rubin is a leader in the confectionery industry who brings with him 35 years of experience. Prior to joining the Board, Mr. Rubin founded IT’SUGAR in 2006 and served as its Chief Executive Officer until July 2023. He was also the founder of Dylan’s Candy Bar and FAO Schweetz. Mr. Rubin was recognized for his leadership by the Candy Hall of Fame in 2018 and was awarded the Professional Candy Buyer of the Year Award by the Professional Candy Buyer magazine in 1996. Mr. Rubin has a Bachelor of Arts in Economics from the University of Michigan and a Master of Business Administration from the University of Miami.

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

CORPORATE GOVERNANCE

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, our board of directors has determined that none of our directors, other than David Lazar, Claudia Goldfarb and Ira Goldfarb, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director, as described in Certain Relationships and Related Party Transactions, and Director Independence.

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

Audit Committee

Our audit committee consists of David Natan as Chairman, Lyle Berman and Edward Shensky. Our board of directors has determined that each satisfies the independence requirements under listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is David Natan, who our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

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

Annual Meeting Attendance

Each of the Directors attended the annual meeting held in 2025 and 2024. The Board of Directors will encourage Directors to attend annual meetings in the future.

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

Delinquent Section 16(a) Reports

For the fiscal year ended December 31, 2025, we believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner with the following exceptions:

•
the Form 3 filed by Jeffrey Rubin on August 28, 2025;
•
the Form 5 filed by Chris Ludeman on June 23, 2025;
•
the Form 5 filed by Lyle Berman on June 17, 2025;

•
the Form 5 filed by Edward Shensky on June 17, 2025;
•
the Form 5 filed by Joe Mueller on June 17, 2025;
•
the Form 4 filed by Ira Goldfarb on April 7, 2025; and
•
the Form 4 filed by Claudia Goldfarb on April 4, 2025.

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

Executive Compensation Program

For the years ended December 31, 2025 and 2024, the compensation for our named executive officers generally consisted of a base salary and equity bonuses. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success.

Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salaries

Executive officer base salaries are based on job responsibilities and individual contribution. The board of directors review the base salaries of our executive officers, including our named executive officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Claudia Goldfarb is the only named executive officer that had an employment agreement with the Company as of December 31, 2025.

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

On December 31, 2025, the Company and Mr. Goldfarb and Mrs. Goldfarb entered into Settlement Agreements and General Mutual Releases, replacing their employment agreements, and providing for severance payments of $1,250,000 and $1,150,000, net of the applicable employment taxes, respectively, upon termination. Mr. Goldfarb resigned as an Officer on December 31, 2025, and irrevocably and unconditionally released, acquitted and forever discharged the Company and any principals of any and any successors and assigns (and any officers, directors, shareholders, managers, members, employees, representatives, attorneys, consultants, and agents of such entities) (hereinafter referred to for purposes of this section as the “Clients”), from any and all claims, demands, rights, causes of action, liens, actions, suits, attorneys’ fees, costs, damages, losses, expenses and contractual obligations of whatever kind or nature, whether absolute or contingent, liquidated or unliquidated, direct or indirect, in law or in equity, fully accrued or not fully accrued, matured or unmatured, known or unknown, foreseen or unforeseen, suspected or unsuspected, relating to any matter whatsoever (collectively, “Claims”) which Mr. Goldfarb had, currently has, shall or may have; provided that such release shall not apply to any Claims relating to Company indemnification obligations to the Officer in connection with actions in his capacity as officer of the Company.

Mr. Goldfarb was paid $350,000 on January 5, 2026, net of $900,000 as the downpayment on the assets under the Asset Purchase Agreement, in settlement of his agreed $1,250,000 of final severance.

Prior to this, on March 31, 2025 and June 5, 2025, the Board of Directors unanimously approved revisions to the annual compensation of Claudia Goldfarb, the Company's former Chief Executive Officer, and Ira Goldfarb, the Company's former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive a certain percentage of their annual cash salaries in shares of the Company's common stock in lieu of cash payments. The aggregate number of shares issued was 783,068, at an aggregate value of $668,507, which was amortized over the service period. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

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

Additional factors reviewed by our board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the years ended December 31, 2025 and 2024, all executive officer base salary decisions were approved by the board of directors.

The 2025 annual base salaries for our named executive officers were as follows: (1) $625,000 for Ira Goldfarb, (2) $575,000 for Claudia Goldfarb and (3) $244,000 for Brendon Fischer, our former chief financial officer. Donna Guy, our chief financial officer beginning June 2025, was compensated on a part-time basis, compensation was $12,000 per month. The 2024 annual base salaries for our named executive officers were as follows: (1) $625,000 for Ira Goldfarb, (2) $575,000 for Claudia Goldfarb and (3) $219,231 for Brendon Fischer and (4) $58,154 for Keith Terreri, our former chief financial officer.

Incentive Compensation Awards

No bonuses were awarded for the years ended December 31, 2025 and 2024.

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

On February 12, 2026, the a majority of the Company's stockholders approved an increase of 7,000,000 additional shares available under the Plan, ,to be effective on or about March 26, 2025.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to our named executive officers of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David Lazar	2025	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer, Director	2024	$—	$—	$—	$—	$—	$—	$—

Ira Goldfarb,(1)	2025	$264,932	$399,638	$—	$—	$—	$1,250,000	$1,914,570
Director, Former Executive Chairman	2024	$625,000	$—	$—	$125,000	$—	$—	$750,000

Claudia Goldfarb,(2)	2025	$246,561	$288,869	$—	$—	$—	$—	$535,430
Chief Operating Officer	2024	$575,000	$—	$—	$125,000	$—	$—	$700,000

Donna Guy,(3)	2025	$74,769	$—	$—	$—	$—	$—	$74,769
Chief Financial Officer	2024	$—	$—	$—	$—	$—	$—	$—

Brendon Fischer,(4)	2025	$108,173	$—	$—	$—	$—	$—	$108,173
Former Interim Chief Financial Officer	2024	$219,231	$—	$28,900	$—	$—	$—	$248,131

Keith Terreri,(5)	2024	$58,154	$—	$—	$—	$—	$—	$58,154
Former Chief Financial Officer
(1)
Mr. Goldfarb was appointed Executive Chairman of the Board of Directors on October 1, 2020. We have agreed to compensate Mr. Goldfarb a total of $330,000 in cash per year commencing on January 1, 2022, and a total of $625,000 in cash per year commencing on December 15, 2023. Mr. Goldfarb received a severance payment of $1,250,000 on January 5, 2026, pursuant to the officer settlement agreement which was executed and became effective on December 31, 2025.
(2)
Mrs. Goldfarb was appointed Chief Executive Officer on October 1, 2020. We have agreed to compensate Mrs. Goldfarb a total of $292,500 in cash per year commencing on January 1, 2022, and $575,000 in cash per year commencing on December 15, 2023.
(3)
Ms. Guy provided financial and accounting consulting services to the Company from January 1 through June 30, 2025, prior to being appointed Chief Financial Officer, and received $54,493 in consulting compensation for those services. Effective July 1, 2025, Ms. Guy was appointed Chief Financial Officer on a part-time basis with an annualized salary of $144,000, and she earned $74,769 in salary during 2025. On June 3, 2025, the Company granted Donna Guy, Chief Financial Officers, options to purchase 7,500 shares of the Company's stock at an exercise price of $0.77 per share. Options vest 60% on the third anniversary of the grant, and 20% on each anniversary thereafter.
(4)
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
(5)
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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2025.

Outstanding Option Awards at Fiscal Year-End
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options (#)	Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price	Date
Ira Goldfarb, Director, Former Executive Chairman *	200,000	—	(1)	$9.75	December 14, 2033
	75,000	—	(3)	$3.70	January 3, 2031
	16,500	—	(4)	$4.00	December 27, 2030
	40,000	—	(5)	$5.25	October 1, 2030

Claudia Goldfarb, Chief Operations Officer, Director	180,000	270,000	(1)	$9.75	December 14, 2033
	—	450,000	(2)	$40.00	December 14, 2033
	75,000	—	(3)	$3.70	October 1, 2030
	16,500	—	(4)	$4.00	December 27, 2030
	50,000	—	(5)	$5.25	October 1, 2030

Donna Guy, Chief Financial Officer	—	7,500	(6)	$0.64	June 6, 2035

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
(6)
Options granted on June 6, 2025, vests 60% on third anniversary, 20% on fourth, and 20% on fifth anniversary.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2025.

2025 Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Lyle Berman	$—	$50,000	$—	$—	$—	$—	$50,000
David Lazar	$—	$—	$—	$—	$—	$—	$—
Chris Ludeman (former Director)	$—	$60,000	$—	$—	$—	$—	$60,000
Joe Mueller (former Director)	$—	$50,000	$—	$—	$—	$—	$50,000
David Natan	$—	$—	$—	$—	$—	$—	$—
Jeffery Rubin	$—	$67,471	$—	$—	$—	$—	$67,471
Edward Shensky	$—	$50,000	$—	$—	$—	$—	$50,000

Our non-employee directors did not receive any cash compensation for their service as a non-employee director during the year ended December 31, 2025.

On February 6, 2025, we issued Mr. Lyle Berman 1,267 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Lyle Berman 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Lyle Berman's stock compensation totaled $50,000 for the year ended December 31, 2024.

On February 6, 2025, we issued Mr. Chris Ludeman 1,267 shares of common stock for annual director services and an additional 759 shares of common stock for his service as the audit committee chair. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $16,613. On February 9, 2024, we issued Mr. Ludeman 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Ludeman's stock compensation totaled $56,224 for the year ended December 31, 2024.

On February 6, 2025, we issued Mr. Joe Mueller 1,267 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Mueller 4,083 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Mueller's stock compensation totaled $50,000 for the year ended December 31, 2024.

On February 6, 2025, we issued Mr. Edward Shensky 1,233 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Shensky 4,112 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Shensky's stock compensation totaled $50,000 for the year ended December 31, 2024.

On February 6, 2025, we issued Mr. Benno Fisher 1,233 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Shensky 4,112 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Shensky's stock compensation totaled $50,000 for the year ended December 31, 2024.

On February 6, 2025, we issued Mr. Edward Shensky 1,233 shares of common stock for annual director services. The fair value of the common stock based on the closing price of the Company’s common stock on the date of grant was $10,389. On February 9, 2024, we issued Mr. Shensky 4,112 shares of common stock for annual director services. The fair value of the common stock was $39,611 based on the closing price of the Company’s common stock on the date of grant. Mr. Shensky's stock compensation totaled $50,000 for the year ended December 31, 2024.

On August 1, 2025, the Company issued an aggregate 64,614 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $57,471, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

2024 Director Compensation

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

No compensation was recovered for erroneously awarded compensation during the year ended December 31, 2025.

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

For the fiscal year ended December 31, 2025, we issued 113,469 stock options pursuant to the 2024 Plan. There were 66,052 options forfeited pursuant to the 2024 Plan during the year ended December 31, 2025, respectively. For the fiscal year ended December 31, 2024, we issued 96,861 stock options pursuant to the 2024 Plan. There were 8,000 options forfeited pursuant to the 2024 Plan during the year ended December 31, 2024, respectively. The following table sets forth certain information regarding our 2024 Plan as of December 31, 2025:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2024 Plan
47,417	$7.33	2,952,583

For the fiscal years ended December 31, 2025 and 2024, we issued 0 and 21,250 stock options pursuant to the 2020 Plan. There were 1,371,640 and 145,467 options cancelled or forfeited pursuant to the 2020 Plan during the years ended December 31, 2025 and 2024, respectively. The following table sets forth certain information regarding our 2020 Plan as of December 31, 2025:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2020 Plan
1,121,957	$21.00	1,842,193

Effective December 12, 2016, the 2016 Non-Qualified Stock Option Plan (the “2016 Plan”) was approved by our Board. Amongst other things, the 2016 Plan authorized a total of 12,712 shares of our common stock. For the fiscal years ended December 31, 2025 and 2024, we issued no stock options pursuant to the 2016 Plan. There were no options cancelled or forfeited pursuant to the 2016 Plan during the years ended December 31, 2025 and 2024. The following table sets forth certain information regarding our 2016 Plan as of December 31, 2025:

Number of securities to be issued upon exercise of outstanding stock options	Weighted-average exercise price of outstanding stock options	Number of securities remaining available for future issuance under the 2016 Plan
1,333	$12.75	11,379

Beneficial Ownership Table

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2026, based on information obtained from the persons named below or as filed with the SEC, with respect to the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our directors and executive officers as a group. March 26, 2026, we had 13,328,469 shares of common stock outstanding.

As used in the table below and elsewhere in this form, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following March 26, 2026. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Sow Good Inc., 1440 N Union Bower Rd, Irving, TX 75061.

Name, Title and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
David Lazar, Chief Executive Officer, Director(2)	21,000,000	56.6%
Claudia Goldfarb, Chief Operating Officer, Director(3)	3,502,124	25.0%
Donna Guy, Chief Financial Officer	—	*
Yisroel Goldberg, Chief Commerical Officer	—	*
Ira Goldfarb, Director(4)	7,983,733	58.1%
Lyle Berman, Director(5)	3,420,360	22.2%
David Natan, Director	—
Jeffery Rubin, Director	122,085	*
Edward Shensky, Director	59,269	*
All Directors and Executive Officers as a Group (9 persons)	34,195,572	84.2%
Benno Fisher(6)	879,584	6.6%

* Represents beneficial ownership of less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options owned by parties other than for whom the calculation is presented, and is calculated as of March 26, 2026.
(2)
Includes 21,000,000 shares underlying the Series AA Preferred Stock.
(3)
Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Claudia owns with her spouse, Ira Goldfarb, 556,071 shares held in joint tenancy with her spouse, Ira Goldfarb and 321,500 shares which may be purchased pursuant to stock options exercisable within 60 days of March 26, 2026. Also includes 590,954 shares underlying convertible notes held in the name of Ira and Claudia Goldfarb.
(4)
Includes 1,620,973 shares held in the name of S-FDF, LLC, which is an entity that Ira owns with his spouse, Claudia Goldfarb, 556,071 shares held in joint tenancy with his spouse, Claudia Goldfarb and 331,500 shares which may be purchased pursuant to stock options exercisable within 60 days of March 26, 2026. Also includes 2,930,160 shares underlying convertible notes held in his name and 590,954 shares underlying convertible notes held in the name of Ira and Claudia Goldfarb. Also includes 25,000 shares which are held by IG Union Bower, for which Mr. Goldfarb is the beneficial owner. Also includes 1,040,000 shares held by the Ira Goldfarb Irrevocable Trust, for which Mr. Goldfarb is a trustee and holds a pecuniary interest, and 17,646 shares held by trusts for the children of Mr. Goldfarb, for which Mr. Goldfarb is trustee.
(5)
Includes 2,034,833 shares underlying senior convertible promissory notes exercisable at the option of the holder in whole or in part at any time prior to maturity on April 30, 2030. Also includes 25,484 shares which may be purchased pursuant to stock options exercisable within 60 days of March 26, 2026 and 26,250 shares which may be purchased pursuant to warrants exercisable within 60 days of March 26, 2026. Also includes 1,154,782 shares held by the Lyle A. Berman Revocable Trust, and 6,751 shares held by Berman Consulting Corporation, in which Mr. Lyle Berman holds a pecuniary interest. Does not include 124,742 shares held by trusts for the children of Mr. Lyle Berman, for which Mr. Gary Raimist is trustee.
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

Related Party Transactions

Asset Sale to Related Party

On December 30, 2025, the Company entered into an Asset Purchase Agreement with Trea Grove, LLC (“Trea Grove”), a related party, pursuant to which the Company sold a significant portion of the assets related to its freeze-dried snacks and candy business, including real property improvements, proprietary and intellectual property rights, transferable governmental licenses and permits, and other specified assets. Trea Grove also assumed certain specified liabilities. Total cash consideration for the transaction was $1,500,000, payable in installments through March 31, 2026, the first $900,000 of which was netted from Mr. Goldfarb's settlement payment, the remaining $600,000 was recorded as a related party receivable. The results of the disposed business have been classified as discontinued operations for all periods presented and in Note 4 - Discontinued Operations.

Distribution Agreement with Related Party

On December 31, 2025, the Company entered into a Distribution Agreement with Trea Grove, LLC (“Trea Grove”), an entity owned by Ira Goldfarb and Claudia Goldfarb, pursuant to which Trea Grove was appointed the exclusive distributor of certain Company products, including fruits, snacks, and candy, through July 31, 2026, unless extended. Under the Distribution Agreement, Trea Grove is responsible for customer communications, order management, billing, collections, shipping, logistics, and fulfillment. Trea Grove will remit to the Company ten percent (10%) of gross receipts from product sales. The agreement provides Trea Grove with a limited license to use the Company’s trademarks for distribution and marketing purposes.

Based on the terms of this exclusive Distribution Agreement, the Company has determined that it acts as an agent for purposes of revenue recognition under ASC 606, as the Company does not control the underlying products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear inventory or credit risk. Accordingly, the Company recognizes revenue on a net basis equal to the commission to which it is entitled.

Private Placement of Preferred Stock

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar pursuant to which the Company agreed to issue and sell, in a private placement, shares of Series AA Convertible Non-Redeemable Preferred Stock and Series AAA Convertible Non-Redeemable Preferred Stock in two closings for aggregate gross proceeds of $6,000,000. The first closing occurred on December 31, 2025 for gross proceeds of $3,000,000. Mr. Lazar was appointed Chief Executive Officer and Chairman of the Board in connection with the transaction.

Convertible Notes Held by Related Parties Amended

During 2025, Claudia Goldfarb and Ira Goldfarb (the “Goldfarbs”) held Convertible Notes issued by the Company. In connection with the Securities Purchase Agreement executed on December 31, 2025, the Company and the Ira and Claudia Goldfarb agreed to amend the conversion terms of the notes to provide for a conversion price of $0.35 per share, replacing prior conversion price ranges of approximately $0.62 to $0.63 per share.

An aggregate principal amount of $1,404,914 of notes held by the Ira and Claudia Goldfarb will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan remains a bona fide debt obligation of the Company and is not reduced or otherwise affected by operating losses, restructuring costs, or transaction expenses. On April 15, 2026, the Company and the Ira and Claudia Goldfarb are required to determine, in good faith, what portion of the outstanding balance, if any, will be repaid in cash and what portion, if any, will convert into shares of common stock at the agreed conversion price of $0.35 per share.

On February 12, 2026, the Ira and Claudia exercised the option to convert $289,483 of the outstanding Convertible Notes to 827,095 shares.

Use of Proceeds to Pay Related Party Debt and Settlement with an Officer

A portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party.

On December 31, 2025, the Company entered into a settlement agreement and mutual release with Ira Goldfarb, the

Company’s former Executive Chairman, pursuant to which Mr. Goldfarb is entitled to receive a cash settlement payment of $1,250,000, less applicable taxes and withholdings, upon the Company’s stockholder meeting, in exchange for waiving his contractual severance rights. Of this amount, $900,000 was retained by the Company and applied as Mr. Goldfarb’s down payment toward the purchase price of the manufacturing assets acquired by Trea Grove, LLC, an entity owned by Mr. Goldfarb. Mr. Goldfarb received the remaining $350,000.

Settlement Agreements with Directors

On December 31, 2025, the Company entered into settlement agreements and mutual releases with Joe Mueller and Chris Ludeman, former members of the Board of Directors.

Voting Agreements

On December 31, 2025, the Company entered into voting agreements with Ira Goldfarb, Claudia Goldfarb, and Lyle Berman, pursuant to which such parties agreed, for a two-year period, to vote their shares in favor of proposals recommended by the Company’s Board of Directors.

All related-party transactions were approved and authorized by a special committee consisting of disinterested members of the Company’s Board of Directors.

Related Party Debt Exchange

On April 28, 2025, the Company entered into an exchange agreement (the "Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the "Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rates of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the "Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The combined $2,803,818 of Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Notes on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2025. The entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the Convertible Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

On December 31, 2025, as part of the Securities Purchase Agreement, Ira and Claudia Golfarb's Convertible Notes were amended to change the conversion price to $0.35 per share, and Mr. Berman was repaid $943,868 of principal and $70,365 in interest outstanding related to his Convertible Notes. Ira and Claudia Goldfarb converted 827,095 shares at a price of $0.35 per share on February 12, 2026.

On January 15, 2026, the Company issued 138,888 shares of common stock to each of Lyle Berman and Ira Goldfarb for annual Director services to be rendered. The aggregate fair value of the common stock was $222,221, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On August 1, 2025, the Company issued an aggregate 64,614 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $57,471, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's former Chief Executive Officer and a director and current Chief Operating Officer, and Ira Goldfarb, the Company's former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on June 4, 2025. Ms. Goldfarb received 167,362 shares valued at $128,868.65. Mr. Goldfarb received 259,070 shares valued at $199,637.89.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company's former Chief Executive Officer and a director and current Chief Operating Officer, and Ira Goldfarb, the Company's former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company's common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company's common stock, on March 31, 2025. Ms. Goldfarb received 158,416 shares valued at $160,000. Mr. Goldfarb received 198,202 shares valued at $200,000.20.

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

Common Stock Sold for Cash

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 515,597 newly issued shares of common stock at a share price of $7.25 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The stock sales included purchases by the following related parties:

	Shares	Amount
Ira and Claudia Goldfarb, former Executive Chairman and Chief Operating Officer, respectively	17,242	$125,000
Lyle A. Berman Revocable Trust, former Director	68,966	500,000
Bradley Berman, former Director	30,000	217,500
Edward Shensky, Director	13,794	100,000
Brendon Fischer, former Chief Financial Officer	8,000	58,000
Cesar J. Gutierrez	10,345	75,000
Alexandria Gutierrez	3,449	25,000
Ava Gutierrez	3,449	25,000
Brett Goldfarb	3,449	25,000
	158,694	$1,150,500

Private Placement Transactions

Private Placement of Preferred Stock

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar pursuant to which the Company agreed to issue and sell, in a private placement, shares of Series AA Convertible Non-Redeemable Preferred Stock and Series AAA Convertible Non-Redeemable Preferred Stock in two closings for aggregate gross proceeds of $6,000,000. The first closing occurred on December 31, 2025 for gross proceeds of $3,000,000. Mr. Lazar was appointed Chief Executive Officer and Chairman of the Board in connection with the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company appointed Urish Popeck & Co., LLC (“UPCO”) as the Company's independent public accounting firm to audit the Company’s consolidated financial statements for the fiscal years ending December 31, 2025 and 2024, and to review the Company's quarterly consolidated financial statements beginning with the third quarter of the 2023 fiscal year.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by UPCO for the audit of the Company’s annual financial statements for the December 31, 2025 and December 31, 2024.

	Year Ended December 31,
	2025	2024
Audit fees(1)	$115,000	$107,500
Audit related fees	-	-
Tax fees	-	-
All other fees(2)	-	10,000
Total	$115,000	$117,500
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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Company’s independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, and all such services were approved by the Audit Committee in the twelve months ended December 31, 2025 and 2024.

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

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

Reviewed and discussed the audited financial statements for the year ended December 31, 2025 with management and UPCO, the Company’s independent auditors;

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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

David Natan, Chairman of the Audit Committee

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

3.1.1

Certificate of Amendment of Certificate of Incorporation of Sow Good Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 30, 2026)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 19, 2026)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.5

Certificate of Designations, Preferences and Rights of Series AA Convertible Non-Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

4.1

Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

4.2*	Description of Securities

4.3	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 1, 2023)

4.4	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 15, 2023)

4.5	Form of Series AA Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

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

10.28

Lease Agreement by and between Prologis, Inc. and the Company, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on October 31, 2023)

10.29

Sublease Agreement by and between Papsa Merx S. de R.S. de C.V. and the Company, dated January 19, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 25, 2024)

10.30

Employment Agreement of Brendon Fischer, dated April 15, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 15, 2024)

10.31

Industrial Lease by and between the Company and USCIF Pinnacle Building B LLC, dated May 22, 2024 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on May 29, 2024

10.32

Securities Purchase Agreement, between Sow Good Inc. and David Lazar, dated December 31, 2025 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

10.33

Amendment Agreement relating to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 19, 2026)

10.34	Asset Purchase Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

10.35

Distribution Agreement, by and between Sow Good Inc. and Trea Grove, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

10.36	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

10.37

Form of Settlement Agreement and General and Mutual Release (incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

10.38

Form of Settlement Agreement and General and Mutual Release (incorporated by reference to Exhibit 10.6 of Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 5, 2026)

19.1*	Sow Good Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 27, 2025)

23.1*	Consent of Urish Popeck & Co., LLC Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

SOW GOOD INC.

Date: March 31, 2026	By:	/s/ David Lazar
David Lazar, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Donna Guy
Donna Guy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 24.1

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of SOW GOOD INC., whose signature appears below hereby constitutes and appoints Claudia Goldfarb, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2025 (the “Annual Report”) of SOW GOOD INC. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

By:	/s/ David Lazar	Dated: March 31, 2026
David Lazar, Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Donna Guy	Dated: March 31, 2026
Donna Guy, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Claudia Goldfarb	Dated: March 31, 2026
Claudia Goldfarb, Chief Operating Officer, Director

By:	/s/ Yisroel Goldberg	Dated: March 31, 2026
Yisroel Goldberg, Chief Commercial Officer

By:	/s/ Lyle Berman	Dated: March 31, 2026
Lyle Berman, Director

By:	/s/ Ira Goldfarb	Dated: March 31, 2026
Ira Goldfarb, Director

By:	/s/ David Natan	Dated: March 31, 2026
David Natan, Director

By:	/s/ Jeffery Edward Rubin	Dated: March 31, 2026
Jeffery Edward Rubin, Director

By:	/s/ Edward Shensky	Dated: March 31, 2026
Edward Shensky, Director