Form 10-Q
period 2026-03-31
Sow Good Inc.
filed 2026-05-20
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of registrant’s common stock outstanding as of May 20, 2026 was 20,120,117.

 i

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

●	our ability to maintain adequate liquidity to meet our financial obligations and operational needs;

●	our ability to meet the listing requirements of Nasdaq;

●	our ability to consummate the acquisition of Uranex Tanzania Limited and Magnis Technologies (Tanzania) Limited, the sole holders of the Nachu Graphite Project, and to receive the anticipated benefits from such acquisition;

●	our ability to compete successfully against competitors with significantly greater financial and relationship resources than us in the highly competitive industry in which we operate;

●	our ability to maintain and enhance our brand;

●	our ability to successfully implement our growth strategies related to launching new products;

●	our ability to successfully enter new markets internationally;

●	the effectiveness and efficiency of our marketing programs;

●	our ability to manage current operations effectively;

●	our future operating performance;

 ii

●	our ability to attract new customers or retain existing customers;

●	our ability to protect and maintain our intellectual property;

●	the government regulations to which we are subject;

●	failure to obtain sufficient sales and distributions for our freeze dried product offerings;

●	the potential for supply chain and shipping disruption and delay;

●	the potential for transportation, labor, and raw material cost increases;

●	international risks associated with our global operations, including geopolitical conflicts, tariffs or changes in trade policies; and

●	other risks and uncertainties included in our “Risk Factors.”

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

 iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,318,848	$1,474,445
Accounts receivable, net	2,687	-
Accounts receivable - related party, net	505,764	1,651,471
Other receivables	93,491	93,198
Inventory, net	4,911	22,871
Prepaid expenses	30,357	90,460
Current assets of discontinued operations	-	60,333
Total current assets	2,956,059	3,392,778

Property and equipment, net	19,167	21,667
Security deposit	26,309	283,972
Right-of-use asset	44,350	76,971
Total assets	$3,045,885	$3,775,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,025,293	$1,297,851
Accrued interest	38,393	96,453
Accrued severance	1,150,000	2,442,500
Accrued expenses	1,307,662	584,186
Current portion of operating lease liabilities	43,772	78,171
Current maturities of convertible notes payable, related parties, net of $445,706 and $518,530 of debt discounts as of March 31, 2026 and December 31, 2025, respectively	781,559	1,341,420
Current liabilities related to discontinued operations	-	346,861
Total current liabilities	4,346,679	6,187,442

Notes payable	150,000	150,000

Total liabilities	4,496,679	6,337,442

Commitments and contingencies	-	-

Stockholders’ deficit:
Series AA Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 1,090,000 and 1,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,090	1,500
Series AAA Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 377,391 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	377	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 20,120,117 and 814,833 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	20,120	815
Additional paid-in capital	104,101,089	100,519,348
Accumulated deficit	(105,573,470)	(103,083,717)
Total stockholders’ deficit	(1,450,794)	(2,562,054)

Total liabilities and stockholders’ deficit	$3,045,885	$3,775,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Operating expenses:
General and administrative expenses:
Salaries and benefits	$295,592	$806,783
Professional services	1,125,140	192,323
Other general and administrative expenses	263,210	578,708
Total general and administrative expenses	1,683,942	1,577,814
Depreciation and amortization	2,500	8,584
Total operating expenses	1,686,442	1,586,398

Net operating loss	(1,686,442)	(1,586,398)

Other (expense):
Interest expense	(243,594)	(365,152)
Total other expense	(243,594)	(365,152)

Loss from continuing operations before income tax	(1,930,036)	(1,951,550)
Income tax provision	-	-
Net loss from continuing operations	(1,930,036)	(1,951,550)
Loss from discontinued operations, net of tax	(559,717)	(802,080)
Net loss	$(2,489,753)	(2,753,630)

Weighted average common shares outstanding - basic and diluted	20,120,117	756,611
Continuing loss per common share - basic and diluted	$(0.10)	(2.34)
Discontinued loss, net of tax per common share - basic and diluted	$(0.03)	(1.06)
Net loss per common share - basic and diluted	$(0.13)	(3.40)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	814,933	$815	1,500,000	$1,500	$100,519,348	$(103,083,717)	$(2,562,054)
Issuance of Series AA Preferred Stock	-	-	1,500,000	1,500	2,998,240	-	2,999,990
Conversion of Preferred AA Preferred Stock	382,667	383	(410,000)	(410)	27	-	-
Conversion of Preferred AAA Preferred Stock	18,776,817	18,776	(1,122,609)	(1,123)	(17,653)	-	-
Capitalized legal costs	-	-	-	-	(156,200)	-	(156,200)
Forfeiture of stock options					(134,860)		(134,860)
Common stock issued to directors for services	23,894	24			137,476		137,500
Common stock issued to advisors for services	66,667	67			465,033		465,100
Conversion of convertible notes to common stock	55,140	55			289,428		289,483
Net loss for the three months ended March 31, 2026	-	-	-	-	-	(2,489,753)	(2,489,753)
Balance at March 31, 2026	20,120,117	$20,120	1,467,391	$1,467	$104,101,089	$(105,573,470)	$(1,450,794)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	753,375	$753	-	$-	$94,429,519	$(62,442,211)	$31,988,061
Common stock issued to directors for services	5,496	5	-	-	229,995	-	230,000
Common stock options granted to directors and advisors			-	-	6,330	-	6,330
Common stock options granted to officers and employees			-	-	1,135,773	-	1,135,773
Net loss for the three months ended March 31, 2025			-	-	-	(2,571,054)	(2,571,054)
Balance at March 31, 2025	758,871	$759	-	$-	$95,801,616	$(65,013,265)	$30,789,110

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net loss from continuing operations	$(1,930,036)	$(1,768,974)
Net loss from discontinued operations	(559,717)	(802,080)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	135,857
Amortization of right-of-use asset	32,621	200,710
Stock-based compensation	(134,860)	-
Capitalized transaction costs	(156,200)
Amortization of debt discount	195,610	128,987
Common stock issued to directors for services	602,600	230,000
Changes in operating assets and liabilities:
Accounts receivable	(2,687)	-
Accounts receivable - related party, net	1,145,706	-
Other receivables	(293)	(33,527)
Inventory	17,960	-
Prepaid expenses	60,103	(11,540)
Security deposits	257,663	286,617
Accounts payable	(272,558)	(156,252)
Accrued interest	(58,060)	53,589
Accrued severance	(1,292,500)	-
Accrued expenses	723,476	(216,103)
Operating lease liability	(34,399)	(205,562)
Net cash (used in) continuing operations	(843,354)	(214,095)
Net cash (used in) discontinued operations	(846,245)	(1,786,447)
Net cash (used in) operating activities	(1,689,599)	(2,000,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for construction in progress	-	(107,790)
Net cash (used in) investing activities	-	(107,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible notes	(465,988)	-
Proceeds from issuance of preferred stock	2,999,990	-
Net cash provided by financing activities	2,534,002	-

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	844,403	(2,108,332)
Cash and cash equivalents, beginning of period	1,474,445	3,723,440
Cash and cash equivalents, end of period	$2,318,848	$1,615,108

SUPPLEMENTAL INFORMATION:
Interest received	-	$26,710

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$-	$505,355
Conversion of convertible notes payable to equity	$289,483	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and stated in U.S. dollars, consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Reverse Stock Split

On April 17, 2026 the company effected a 1 for 15 stock split. The impact of this split has been retroactively applied to all periods presented unless stated otherwise.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) up to $250,000 and $500,000, respectively, under current regulations. The Company had cash in excess of FDIC and SIPC insured limits of $2,068,848 at March 31, 2026. The Company had cash in excess of FDIC and SIPC insured limits of $1,189,975 at December 31, 2025. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for credit losses of $12,284 at March 31, 2026 and $0 at December 31, 2025.

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

Other Receivables

Other accounts receivable was $93,491 as of March 31, 2026 and December 31, 2025. Other accounts receivable consisted primarily of a tax refund receivable from the State of Delaware for franchise taxes.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company retained approximately $4,911 and $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement. This inventory has been recorded at the lower of cost or net realizable value. Based on our Distribution Agreement with the Distributor, the net realizable value for units the Company expects to sell through its Distributor is 10% of the expected selling price of the Distributor.

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

Depreciation expense included in continuing operations was $2,500 and $8,584, for the three months ended March 31, 2026 and 2025, respectively. Depreciation related to the assets used in the manufacture and sale of freeze-dried candy was reclassified to cost of goods sold, and has been included in the loss on discontinued operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”). Following the Company’s strategic restructuring completed on December 31, 2025, including the sale of substantially all manufacturing and operating assets and the execution of the Distribution Agreement with Trea Grove LLC, the Company transitioned from a manufacturing and direct-sales business model to a commission-based distribution model. Under ASC 606, the Company recognizes revenue in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Under the Distribution Agreement, Trea Grove LLC serves as a distributor of Sow Good-branded products and is responsible for invoicing customers, fulfillment activities, and collection of customer payments. The Company is entitled to receive a fixed percentage of gross receipts collected by the distributor from customer sales. The Company evaluated the arrangement under ASC 606 and concluded that it acts as an agent because it does not control the products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear primary inventory or customer credit risk. Accordingly, revenue is recognized on a net basis in an amount equal to the commission to which the Company expects to be entitled.

The Company’s performance obligation under the Distribution Agreement consists primarily of providing access to the Sow Good brand and related distribution rights. Revenue is recognized when the distributor completes the underlying customer sale and collects payment, as this represents the point at which the Company’s right to consideration becomes fixed and determinable in accordance with the contractual terms of the arrangement.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The Company has elected, as a practical expedient, to account for shipping and handling activities as fulfillment costs rather than as separate performance obligations. Because shipping, fulfillment, product handling, returns processing, and customer pricing adjustments are managed by the distributor, the Company does not separately recognize gross product sales revenue, shipping revenue, or related customer allowances associated with distributor sales activity.

Revenue is reported net of applicable provisions for discounts, returns, and allowances. Under the current commission-based operating structure, customer returns, promotional programs, discounts, and pricing adjustments are administered by the distributor and do not materially impact the Company’s recognized commission revenue. The Company evaluates the need for reserves related to variable consideration based on known facts and contractual terms at each reporting date.

For the three months ended March 31, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement, which is included in discontinued operations. The Company did not recognize revenue from continuing operations under its legacy manufacturing and direct-sales business model, as substantially all such operations were discontinued as of December 31, 2025, and historical results have been reclassified to discontinued operations for all periods presented.

Customer Concentration

Following the sale of substantially all manufacturing and operating assets and the transition to a capital-light distribution model, the Company earns revenue primarily from a single related party distribution partner pursuant to the Distribution Agreement entered into on December 31, 2025. Trea Grove LLC, a related party, serves as the primary distributor of Sow Good-branded products and is expected to represent substantially all of the Company’s revenue under the current operating structure. The Company may also sell remaining inventory independently from time to time.

For the three months ended March 31, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement. Substantially all historical product sales and related operating activity have been classified within discontinued operations as a result of the Company’s restructuring and disposal of substantially all manufacturing operations.

Supplier Concentration

Following the sale of substantially all manufacturing and operating assets and the transition to a capital light sales through a distributor model, the Company earns revenue mainly from a single related party distribution partner pursuant to a long-term Distribution Agreement. Trea Grove LLC, a related party, is expected to be the Company’s primary distributor of Sow Good-branded products going forward. The Company may also sell inventory independently from time to time.

Purchases from vendors relate primarily to corporate overhead, professional services, and other administrative costs. Amounts related to the Company’s former manufacturing and direct-sales business model have been reclassified to loss from discontinued operations for all periods presented.

Basic and Diluted Earnings (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods where potential dilutive securities would have an anti-dilutive effect and they were not included in the calculation of diluted net loss per common share. There were no dilutive common shares for the periods ended March 31, 2026 and 2025 since the company was in a loss position for both periods.

For the three months ended March 31, 2026 and 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series AA Preferred Stock and Series AAA Preferred Stock is convertible into 0.93 and 16.67 shares of Common Stock, respectively, and are included in the table as if converted. As of March 31, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2026	2025
Series AA Preferred Stock	1,017,333	-
Series AAA Preferred Stock	6,289,850	-
Shares excluded from the calculation of diluted loss per share	7,307,183	-

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Stock-based compensation for equity instruments issued to employees and non-employees is measured at fair value on the grant date and recognized as compensation expense over the requisite service period.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Stock-based compensation costs reversed in respect of forfeitures amounted to $134,860 for the three months ended March 31, 2026. Stock-based compensation expense related to the issuance of shares of common stock to members of the Board of Directors for their services was $137,500 and $230,000 for the three months ended March 31, 2026 and 2025, respectively, and is included in other general and administrative expense. Stock-based compensation expense related to the issuance of shares of common stock to advisors for their services was $465,100 and $0 for the three months ended March 31, 2026 and 2025, respectively, and is included in other general and administrative expense.

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

Various taxing authorities can periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosures about specific types of expenses, including purchases of inventory, employee compensation, depreciation and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

No other new accounting pronouncements, issued or effective during the three months ended March 31, 2026, have had or are expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

As of March 31, 2026, the Company had an accumulated deficit of $105,573,470 and incurred net losses from continuing operations of $1,930,036 and net losses from discontinued operations of $559,717 for the three months ended March 31, 2026. The Company had $2,318,848 cash on hand and working capital deficit of $1,390,620 as of March 31, 2026. These conditions, combined with the Company’s history of operating losses, indicate that the Company may not have sufficient funds to sustain operations for the twelve months following the issuance of these financial statements. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

During December 2025, the Company completed the sale of substantially all manufacturing assets and transitioned to a commission-based, asset-light distribution model under a long-term Distribution Agreement. The transaction generated cash proceeds and significantly reduced the Company’s capital requirements and working capital needs by eliminating manufacturing operations and inventory ownership. While this transition is expected to lower ongoing operating and capital expenditures, the resulting reduction in cash requirements is not expected, by itself, to be sufficient to overcome the Company’s existing liquidity shortfall without additional capital contributions or debt financing.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The assets and liabilities of the discontinued operations were disposed of or otherwise derecognized as of March 31, 2026, and no assets or liabilities of discontinued operations remain on the Company’s consolidated balance sheet as of that date.

Results of Discontinued Operations

The following table presents components of discontinued operations, net of tax for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Revenues	$17,842	$2,476,922
Prior period discounts and refunds	(15,225)	-
Net revenue	2,617	2,476,922
Cost of goods sold	17,960	1,374,198
Gross profit	(15,343)	1,102,724

Operating expenses:
General and administrative expenses:
Other general and administrative expenses	623,889	1,931,514
Total general and administrative expenses	623,889	1,931,514
Total operating expenses	623,889	1,931,514

Net operating loss	(639,232)	(828,790)

Other income (expense):
Interest income	-	26,710
Gain on termination of leases	80,697	-
Loss on disposition of assets	(1,182)	-
Total other income	79,515	26,710

Loss of discontinued operations before income tax	(559,717)	802,080
Income tax provision	-	-
Net loss	$(559,717)	$(802,080)

Cash received	$1,500,000
Liabilities assumed by Trea Grove LLC	635,380
Less:
Assets sold:
Assets held for sale	(713,256)
Construction in process - freeze dryers	(2,768,908)
Freeze dryers, net	(6,744,473)
Leasehold improvements, net	(1,459,067)
Other property plant and equipment, net	(1,778,534)
Accumulated depreciation	2,670,261
Net loss on disposition of assets	(8,658,598)
Severance expense	(2,442,500)
Deal costs	(230,742)
Loss on sale of assets	$(11,331,840)

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Balance Sheet

The asset and related liabilities related to the discontinued operations were disposed or derecognized prior to March 31, 2026, therefore the assets and liabilities for the year ended March 31, 2026 represent those of the ongoing operation. The following table represents the assets and liabilities from discontinued operations as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Assets of discontinued operation
Accounts receivable, net	$-	$60,333
Current assets of discontinued operation	-	60,333
Total assets of discontinued operation	$-	$60,333

	March 31, 2026	December 31, 2025
Liabilities of discontinued operation
Current portion of operating lease liabilities	$-	$2,599,102
Total liabilities of discontinued operation	$-	$2,599,102

Revenue Reclassification

Revenue recognized in prior periods under the Company’s former manufacturing and direct-sales business model has been reclassified to discontinued operations for all periods presented as a result of the Company’s strategic restructuring and disposal of substantially all manufacturing operations. For the three months ended March 31, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement.

Total revenues for the three months ended March 31, 2026 is $18 thousand, compared to $2.5 million for the three months ended March 31, 2025. The decrease reflects the Company’s transition from a direct manufacturing and sales model to a commission-based distribution arrangement following the completion of the restructuring in December 2025.

Cost of goods sold for the three months ended March 31, 2026 was $18 thousand, compared to $1.4 million for the three months ended March 31, 2025, reflecting the cessation of manufacturing activity and the shift to a third-party distribution model.

As a result, the Company recorded a gross loss of $15 thousand  for the three months ended March 31, 2026, compared to gross profit of $1.1 million for the three months ended March 31, 2025. The change is primarily attributable to the disposal of substantially all manufacturing operations and the resulting transition to an asset-light, commission-based operating structure.

Continuing Involvement

Following the disposition, the Company’s continuing involvement with the former business is limited to our role as an agent who receives commissions from Trea Grove in their role as a Distributor under the Distribution Agreement.

Note 5 – Related Party

During the year ended March 31, 2026, the Company entered into a series of transactions with related parties in connection with a strategic restructuring of its operations and capitalization.

Severance Payment to Related Party

On December 31, 2025, the Company entered into a settlement agreement and general and mutual release (the “Officer Settlement Agreement”) with Ira Goldfarb, the Company’s former executive chairman. Pursuant to the terms of the Officer Settlement Agreement, Mr. Goldfarb was entitled to receive from the Company a cash settlement payment, upon the Stockholder Meeting, of $1,250,000, less all applicable taxes and withholdings (the “Officer Settlement Payment”), in exchange for waiving his rights to contractual severance pursuant to his employment agreement. Payment of $1,250,000 was made to Mr. Goldfarb on January 5, 2026.

On December 31, 2025, the Company entered into a settlement agreement and general and mutual release (the “Officer Settlement Agreement”) with Claudia Goldfarb, the Company’s former chief executive officer. Pursuant to the terms of the Officer Settlement Agreement, Mrs. Goldfarb is entitled to receive from the Company a cash settlement payment, upon the Stockholder Meeting, of $1,150,000, less all applicable taxes and withholdings (the “Officer Settlement Payment”), in exchange for waiving her rights to contractual severance pursuant to her employment agreement. Mrs. Goldfarb continued to be employed by the Company as its Chief Operations Officer until March 31, 2026, after which she transitioned to a consulting arrangement.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Asset Sale to Related Party

On December 30, 2025, the Company entered into an Asset Purchase Agreement with Trea Grove, LLC (“Trea Grove”), a related party, pursuant to which the Company sold a significant portion of the assets related to its freeze-dried snacks and candy business, including real property improvements, proprietary and intellectual property rights, transferable governmental licenses and permits, and other specified assets. Trea Grove also assumed certain specified liabilities. Total cash consideration for the transaction was $1,500,000, payable in installments through March 31, 2026, the entire amount was recorded as a related party receivable at December 31, 2025. Subsequently, on January 5, 2026, $900,000 was netted from Mr. Goldfarb’s severance payment of $1,250,000. During the quarter ended March 31, 2026 the Company received cash payments of $200,000 resulting in a receivable balance of $400,000 as of March 31, 2026.

Distribution Agreement with Related Party

On December 31, 2025, the Company entered into a Distribution Agreement with Trea Grove, LLC (“Trea Grove”), an entity owned by Ira Goldfarb and Claudia Goldfarb, pursuant to which Trea Grove was appointed the primary distributor of certain Company products, including fruits, snacks, and candy, through July 31, 2026, unless extended. Under the Distribution Agreement, Trea Grove is responsible for customer communications, order management, billing, collections, shipping, logistics, and fulfillment. Trea Grove will remit to the Company ten percent (10%) of gross receipts from product sales. The agreement provides Trea Grove with a limited license to use the Company’s trademarks for distribution and marketing purposes.

Based on the terms of this Distribution Agreement, the Company has determined that it acts as an agent for purposes of revenue recognition under ASC 606, as the Company does not control the underlying products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear inventory or credit risk. Accordingly, the Company recognizes revenues related to the Distribution Agreement with Trea Gove on a net basis equal to the commission to which it is entitled. Subsequently, on March 18, 2026, the Company amended the Distribution Agreement to allow Sow Good to sell inventory independently as long as Trea Grove remained as the sole distributor.

Private Placement of Preferred Stock

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar pursuant to which the Company agreed to issue and sell, in a private placement, shares of Series AA Convertible Non-Redeemable Preferred Stock and Series AAA Convertible Non-Redeemable Preferred Stock in two closings for aggregate gross proceeds of $6,000,000. The first closing consisted of the issuance and sale of 1,500,000 shares of Series AA Convertible Non-Redeemable Preferred Stock and occurred on December 31, 2025 for gross proceeds of $3,000,000. Mr. Lazar was appointed Chief Executive Officer and Chairman of the Board in connection with the transaction. The second closing consisted of the issuance and sale of 1,500,000 shares of Series AAA Convertible Redeemable Preferred Stock and occurred on March 31, 2026 for gross proceeds of $3,000,000. Mr Yisroel Goldberg was appointed Chief Executive Officer.

Convertible Notes Held by Related Parties Amended

During 2025, Claudia Goldfarb and Ira Goldfarb (the “Goldfarbs”) held Convertible Notes issued by the Company. In connection with the Securities Purchase Agreement executed on December 31, 2025, the Company and the Goldfarbs agreed to amend the conversion terms of the notes to provide for a conversion price of $0.35 per share, replacing prior conversion price ranges of approximately $0.62 to $0.63 per share.

An aggregate principal amount of $1,404,914 of notes held by the Ira and Claudia Goldfarb will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan remains a bona fide debt obligation of the Company and is not reduced or otherwise affected by operating losses, restructuring costs, or transaction expenses. During the second quarter of 2026, the Company and the Goldfarbs are required to determine, in good faith, what portion of the outstanding balance, if any, will be repaid in cash and what portion, if any, will convert into shares of common stock at the agreed conversion price of $0.35 per share.

On February 12, 2026, the Goldfarbs exercised the option to convert $289,483 of the outstanding Convertible Notes to 55,140 shares.

Use of Proceeds to Pay Related Party Debt and Settlement with an Officer

A portion of the net proceeds from the Series AA Preferred Stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party. A portion of the net proceeds from the Series AAA preferred stock issuance was used to repay $344,838, including accrued interest, to Lyle Berman, a related party, on March 31, 2026. A portion of the net proceeds from the Series AAA preferred stock issuance was used to repay $128,515 of principal and $96,485 in interest outstanding under notes payable to Ira and Claudia Goldfarb, who are related parties.

On December 31, 2025, the Company entered into a settlement agreement and mutual release with Ira Goldfarb, the Company’s former Executive Chairman, pursuant to which Mr. Goldfarb is entitled to receive a cash settlement payment of $1,250,000, less applicable taxes and withholdings, upon the Company’s stockholder meeting, in exchange for waiving his contractual severance rights. Of this amount, $900,000 was retained by the Company and applied as Mr. Goldfarb’s down payment toward the purchase price of the manufacturing assets acquired by Trea Grove, LLC, an entity owned by Mr. Goldfarb. Mr. Goldfarb received the remaining $350,000 in cash.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Settlement Agreements with Directors

On December 31, 2025, the Company entered into settlement agreements and mutual releases with Ira Goldfarb, Claudia Goldfarb, Lyle Berman, Jeff Rubin, Edward Shensky, Joe Mueller and Chris Ludeman, each former members of the Board of Directors, and such settlement agreements became effective in each case upon such director’s resignation.

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

Related Party Debt Exchange

On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with Lyle Berman, Claudia Goldfarb and Ira Goldfarb, as holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2,500,000, maturing August 23, 2025 at an interest rate of 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2,563,890, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. In addition, the Company issued Convertible Notes of $239,928 at an interest rate of 6%, for the repayment of the Notes which matured on April 8, 2025. The combined $2,803,818 of Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Notes on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2026. The entry into the Exchange Agreement, and the transactions contemplated therein, including entering into the Convertible Notes, was approved unanimously by the disinterested members of the Company’s board of directors, as well as the disinterested members of the Company’s audit committee, pursuant to the Company’s related party transaction policy.

On December 31, 2025, as part of the Securities Purchase Agreement, Ira and Claudia Goldfarb’s Convertible Notes were amended to change the conversion price to $0.35 per share, and Mr. Berman was repaid $943,868 of principal and $70,365 in interest outstanding related to his Convertible Notes. The remaining outstanding balance of approximately $344,838, including accrued quarterly interest, was repaid in full on March 31, 2026. Ira and Claudia Goldfarb converted 55,140 shares at a price of $0.35 per share on February 12, 2026.

Common Stock Issued

Common Stock Issued to Officers and Directors for Services

On March 30, 2026, 26,876 shares were issued to each of Edward Shensky, David Natan and Jeffery Rubin for quarterly director compensation with a fair value of $12,500.

On January 15, 2026, the Company issued 9,259 shares of common stock to each of Lyle Berman and Ira Goldfarb for annual Director services to be rendered. The aggregate fair value of the common stock was $100,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On August 1, 2025, the Company issued an aggregate 3,831 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $50,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 6, 2025, the Company issued an aggregate 5,496 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, as Company’s Chief Executive Officer, and Ira Goldfarb, the Company’s former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company’s common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company’s common stock, on June 4, 2025. Ms. Goldfarb received 11,157 shares valued at $128,869. Mr. Goldfarb received 17,271 shares valued at $199,638. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the former Company’s Chief Executive Officer, and Ira Goldfarb, the Company’s former Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company’s common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company’s common stock, on March 31, 2025. Ms. Goldfarb received 3,894 shares valued at $160,000. Mr. Goldfarb received 12,813 shares valued at $200,000. Mrs. Goldfarb continues to be employed by the Company as its Chief Operations Officer.

During the quarter ended March 31, 2026, the Company issued 23,894 shares to directors for director services rendered valued at $137,500. In addition, the Company issued 66,667 shares to advisors for services rendered valued at $465,100.

Common Stock Options Awarded to Officers and Directors

On June 3, 2025, the Company granted Donna Guy, Chief Financial Officer, options to purchase 500 shares of the Company’s stock at an exercise price of $0.77 per share. Options vest 60% on the third anniversary of the grant, and 20% on each anniversary thereafter.

Related Party Balances

The components of the related party balances are as follows:

	March 31, 2026	December 31, 2025
Asset Purchase Agreement balance with Trea Grove	$400,000	$1,500,000
Tax withholdings receivable relating to Ira Goldfarb severance payment	351,514	151,471
Operating and employee related expenses paid on behalf of Trea Grove	206,834	-
Total receivable balance, related parties	792,394	1,651,471

Distribution Agreement payable to Trea Grove	(286,629)	-
Total payable balance, related parties	(286,629)	-

Net receivable balance, related parties	$505,764	$1,651,471

Note 6 – Fair Value of Financial Instruments

The Company’s financial statements are prepared in accordance with ASC 820, “Fair Value Measurement,” which requires the measurement of certain financial instruments at fair value. The Company’s financial instruments primarily consist of cash and cash equivalents, and accounts receivable, which approximate fair value due to their short-term nature, and Term Loans issued in connection with detachable warrants, which are carried on the balance sheet net of the unamortized portion of the related discounts. For financial instruments or investments that are required to be reported at fair value on a recurring or nonrecurring basis under GAAP, the applicable guidance for fair value measurement requires the Company to include the determination of the appropriate fair value hierarchy level for each instrument. The fair value hierarchy levels consist of the following:

Level 1:	Quoted Prices in Active Markets for Identical Assets or Liabilities - This level represents the highest degree of observability, where fair values are based on quoted market prices for identical assets or liabilities in active markets.

Level 2:	Inputs Other Than Quoted Prices Included within Level 1 - Fair values in this level are based on inputs other than quoted market prices but are still observable, such as quoted market prices for similar assets or liabilities, or inputs derived from market data.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Level 3:	Unobservable Inputs - This level includes fair values for which there are no observable inputs and relies on the reporting entity’s own assumptions and estimates. These fair values are considered the least reliable and most subjective.

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

On December 31, 2025, a portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party. The remaining outstanding balance of approximately $344,838, including accrued quarterly interest, was repaid in full on March 31, 2026.

The Outstanding Notes payable and related discounts on the detachable warrants were exchanged for the Convertible Notes. The Company determined that the conversion feature of the Convertible Notes is not bifurcated as a derivative and is therefore not within the scope of ASC 815 and ASC 820.

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balance sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Convertible notes payable, related parties, net of discounts	781,559	781,559	1,341,420	1,341,420
Notes payable	150,000	150,000	150,000	150,000
Total liabilities	$931,559	931,559	$1,491,420	$1,491,420

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Inventory is stated at the lower of average cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. The Company evaluates inventory for potential obsolescence and excess quantities on a periodic basis.

In connection with the exit of its manufacturing and omnichannel distribution business, the Company recorded an impairment and write-off of finished goods and work in process materials of $13,737,675 during the fourth quarter of 2025. The impaired inventory related entirely to the former manufacturing and direct-sales business.

As of March 31, 2026 and December 31, 2025, the Company retained approximately $4,911 and $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement, respectively.

Inventory at respective period ends is as follows:

	March 31, 2026	December 31, 2025
Finished goods	$4,911	$22,871
Total inventory from continuing operations	4,911	22,871
Total inventory from discontinuing operations	-	-

Note 8 – Property and Equipment

Following the sale of substantially all manufacturing and operating assets and the transition to a commission-based distribution model, the Company no longer owns manufacturing facilities, production equipment, or construction-in-progress assets. Property and equipment as of March 31, 2026 and December 31, 2025 consists primarily of office equipment and software.

For the three months ended March 31, 2026 and the year ended December 31, 2025, substantially all depreciation expense related to assets of the former manufacturing and direct-sales business has been reclassified to loss from discontinued operations. Depreciation expense related to continuing operations, consisting primarily of office equipment and remaining corporate-use assets, was approximately $2,500 and $33,101 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, and is included in depreciation and amortization expense within operating expenses. Depreciation related to disposed assets is included in net gain or loss on discontinued operations.

Property and equipment at consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Software	$70,000	$70,000
	70,000	70,000
Less: Accumulated depreciation and amortization	(50,833)	(48,333)
Total property and equipment, net	$19,167	$21,667

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

The Company previously leased a 20,945 square foot facility under a non-cancelable real property lease agreement with an entity owned entirely by Ira Goldfarb, the Company’s former Executive Chairman. The lease required monthly base rent of $11,296, subject to annual escalations of approximately 3%, and included payment of property taxes, utilities, insurance, maintenance, and other occupancy costs. The lease expired on August 31, 2025, and was not renewed. The incremental borrowing rate at commencement was 5.75%. The lease was derecognized as of December 31, 2025, and as a result during the fourth quarter of 2025 the Company recognized a $120,773 gain upon exit of the lease.

On May 22, 2024, the Company entered into an industrial lease with USCIF Pinnacle Building B LLC. The Company leased approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months. The term of the lease commenced on May 22, 2024. The incremental borrowing rate for the lease at the time of commencement was 10.84%. Effective December 31, 2025, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the Company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,427,649, this amount is included in net gain or loss on discontinued operations.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increase each year, up to approximately $51,700 per month during the last year of the initial term. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 31, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,853, this amount is included in net gain or loss on discontinued operations.

On July 1, 2023, the Company entered into a lease for a warehouse space in Irving, Texas, of approximately 9,000 feet under a 37-month lease at a rate of $8,456 per month, with approximately a 4% annual escalation of lease payments. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. The incremental borrowing rate for the lease at the time of commencement was 8%. The lease expires July 31, 2026. this is the Company’s only remaining lease obligation.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Right-of-Use lease cost:
Amortization of right-of-use asset related to continuing operations	$32,621	$1,116,304

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating lease:
Operating lease assets	$44,350	$76,971

Current portion of operating lease liability	$43,772	$78,171
Noncurrent operating lease liability related to discontinued operations	-	346,861
Total operating lease liability	$43,772	$425,032

Weighted average remaining lease term:
Operating leases (in years)	0.3	0.6
Weighted average discount rate:
Operating lease	8.04%	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Three Months Ended
	March, 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases - continuing operations	$385,211	$445,727
Operating cash flows used for operating leases - discontinued operations	-	-

The future minimum lease payments due under operating leases as of March 31, 2026 is as follows:

Minimum Lease
Fiscal Year Ending December 31,	Commitments
2026	$46,948
Total	$46,948
Less effects of discounting	(3,176)
Lease liability recognized	$43,772

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

Pursuant to Appendix C of the Securities Purchase Agreement entered into on December 31, 2025, $1,404,914 aggregate principal amount of notes held by the Goldfarbs will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan will remain outstanding as a bona fide debt obligation of the Company and will not be reduced, impaired or otherwise affected by operating losses, restructuring costs or transaction expenses. During the second quarter of 2026, the Company and the Golfarbs will determine, in good faith, what portion of the outstanding Backstop Loan balance, if any, will be repaid in cash and what portion, if any, will convert into shares of the Company’s common stock at an agreed conversion price of $0.35 per share. On February 12, 2026, the Ira and Claudia exercised the option to convert $289,483 of the outstanding Convertible Notes to 55,140 shares.

On December 31, 2025, a portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party. The remaining outstanding balance of approximately $344,838, including accrued quarterly interest, was repaid in full on March 31, 2026.

Notes payable, related parties consists of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Convertible Notes payable, bearing interest at 8% per annum, maturing on April 30, 2030	$897,041	$1,620,022
Convertible Notes payable, bearing interest at 6% per annum, maturing on April 30, 2030	206,834	239,928
Total notes payable, related parties	1,103,875	1,859,950
Less unamortized debt discounts:	445,706	518,530
Notes payable	658,169	1,341,420
Less current maturities	(658,169)	(1,341,420)
Notes payable, related parties, less current maturities	$-	$-

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Notes payable, bearing interest of 6% per annum, matured April 8, 2025	$-	$-
EIDL Note	150,000	150,000
Total notes payable	150,000	150,000
Less unamortized debt discounts:	-	-
Notes payable	150,000	150,000
Less: current maturities	-	-
Notes payable, less current maturities	$150,000	$150,000

The Company used proceeds from the sale of manufacturing assets to pay down certain notes payable. Interest related to notes payable which were paid down as part of the sale of assets and discontinued operations were reclassified to loss from discontinued operations. Interest expenses related to notes payable, related parties, which were retained as part of the continued operations of the company for the three months ended March 31, 2026 and 2025, are as follows:

	For the Year Ended
	March 31,
	2026	2025
Interest on notes payable, related parties	$-	$50,000
Amortization of debt discounts on notes payable, related parties	-	116,617
Interest on notes payable	47,984	3,589
Amortization of debt discounts on notes payable	195,610	12,370
Total interest expense	$243,594	$182,576

Note 12 – Stockholders’ Equity

Preferred Stock

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. The Company is authorized to issue shares of preferred stock, par value $0.001 per share, in one or more series, with such rights, preferences, privileges and restrictions as may be determined by the Company’s Board of Directors.

On December 31, 2025, in connection with a Securities Purchase Agreement with an investor, the Company filed a Certificate of Designations, Preferences and Rights creating 1,500,000 shares of Series AA Convertible Non-Redeemable Preferred Stock (the “Series AA Preferred Stock”) and issued 1,500,000 shares of Series AA Preferred Stock at a stated value of $2.00 per share for aggregate gross proceeds of $3,000,000. A second closing for the issuance of 1,500,000 shares of Series AAA Convertible Redeemable Preferred Stock (the “Series AAA Preferred Stock” and together with the Series AA Preferred Stock, the “Preferred Stock”) at a stated value of $2.00 per share for aggregate gross proceeds of $3,000,000 occurred on March 31, 2026. The terms of the Series AAA Preferred Stock are substantially similar to those of the Series AA Preferred Stock, except that (i) each share of Series AAA Preferred Stock is initially convertible into a greater number of shares of common stock (ii) the Series AAA Preferred Stock are redeemable, and (iii) there is an ownership limitation upon conversion.

The Preferred Stock ranks senior to the Company’s common stock and any junior securities with respect to dividends and distributions upon liquidation, dissolution or winding up of the Company, and on parity with any series of preferred stock expressly designated as ranking on parity with the Preferred Stock.

The Preferred Stock does not bear a stated dividend rate. However, if the Company declares a dividend on its common stock, holders of Preferred Stock are entitled to receive dividends on an as-converted basis in the same form and manner as holders of common stock.

Subject to receipt of stockholder approvals and the filing of an amendment to the Company’s certificate of incorporation, each share of Series AA Preferred Stock is initially convertible, at the option of the holder, into 14 shares of common stock, and each share of Series AAA Preferred Stock is initially convertible into 250 shares of common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, combinations, and similar events.

On May 31, 2026, upon the issuance of the Series AAA Preferred Stock, holders of 1,122,609 shares of the Series AAA Preferred Stock converted their shares into 280,652,250 shares of common stock (or 18,710,150 shares of common stock after giving effect to the 15-to-1 reverse stock split). On the same date, Mr. David Lazar converted 410,000 shares of Series AA Preferred Stock into 5,740,000 shares of common stock (or 382,666 shares of common stock after giving effect to the 15-to-1 reverse stock split).

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

In the event of a liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive, prior and in preference to any distributions to holders of common stock, an amount per share equal to the greater of (i) the stated value of $2.00 per share plus any declared but unpaid dividends or (ii) the amount per share that would have been payable had such shares been converted into common stock immediately prior to such event.

The Preferred Stock generally has no voting rights, except as required by Delaware law and for certain protective provisions requiring the consent of holders of a majority of the applicable series of the outstanding Preferred Stock.

The Company has 20,000,000 authorized shares of $0.001 par value preferred stock. On December 31, 2025, the Company issued 1,500,000 shares of Series AA Convertible Non-Redeemable Preferred Stock pursuant to the Securities Purchase Agreement for gross proceeds of $3,000,000. During the three months ended March 31, 2026, the Company issued 1,500,000 shares of Series AAA Convertible Non-Redeemable Preferred Stock for gross proceeds of $2,999,990. During the period ended March 31, 2026, 410,000 shares of Series AA Convertible Non-Redeemable Preferred Stock were converted into 382,667 shares of Common Stock. During the period ended March 31, 2026, 1,122,609 shares of Series AAA Convertible Non-Redeemable Preferred Stock were converted into 18,776,817 shares of Common Stock. As of March 31, 2026 and December 31, 2025, 1,090,000 and 1,500,000 shares of Series AA Preferred Stock were issued and outstanding, respectively. As of March 31, 2026 and December 31, 2025, 377,391 and 0 shares of Series AAA Preferred Stock were issued and outstanding, respectively.

Common Stock Sold for Cash

On December 31, 2024, Ira and Claudia Goldfarb purchased 825 shares of common stock jointly, at a share price of $30.75 pursuant to a Stock Purchase Agreement.

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units, including an at-the-market program for up to $20 million of our common stock. As of March 31, 2026, 888,591 shares of our common stock have been issued under the at-the-market program.

On May 2, 2024, the Company priced its registered underwritten public offering of 80,000 shares of the Company’s common stock, par value $0.001 at a price of $150.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 12,000 additional shares of common stock and issued to the underwriters warrants to purchase 8,000 shares of Common Stock. On May 9, 2024, the underwriters purchased all of the additional shares pursuant to the full exercise of their overallotment option. Including proceeds from the additional shares, the proceeds from the public offering were approximately $11,974,976 net of offering expenses and underwriting discounts and commissions.

On March 28, 2024, the Company raised $3,738,000 of capital from the sale of 34,373 newly issued shares of common stock at a share price of $108.75 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. A total of 10,580 of these shares, or proceeds of $1,150,500 were purchased by officers, directors, and related parties.

Common Stock Issued to Officers for Services

On June 5, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company’s Chief Executive Officer, and Ira Goldfarb, the Company’s Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company’s common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company’s common stock, on June 4, 2025. Ms. Goldfarb received 11,157 shares valued at $128,869. Mr. Goldfarb received 13,213 shares valued at $199,638.

On March 31, 2025, the Board of Directors unanimously approved a revision to the annual compensation of Claudia Goldfarb, the Company’s Chief Executive Officer, and Ira Goldfarb, the Company’s Executive Chairman, whereby Ms. Goldfarb and Mr. Goldfarb would receive approximately 28% and 32%, respectively, of their annual cash salary in shares of the Company’s common stock under the Sow Good 2024 Stock Incentive Plan in lieu of cash payments. The number of shares issued in each case is calculated with a stock price equal to the most recent closing price of the Company’s common stock, on March 31, 2025. Ms. Goldfarb received 10,561 shares valued at $160,000. Mr. Goldfarb received 13,213 shares valued at $200,000.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock Issued to Directors for Services

On March 30, 2026, 26,876 shares were issued to each of Edward Shensky, David Natan and Jeffery Rubin for quarterly director compensation with a fair value of $12,500.

On January 15, 2026, the Company issued 9,259 shares of common stock to each of Lyle Berman and Ira Goldfarb for annual Director services to be rendered. The aggregate fair value of the common stock was $100,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On August 1, 2025, the Company issued an aggregate 4,308 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $57,471, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 6, 2025, the Company issued an aggregate 5,496 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

Sow Good Inc. Reverse Stock Split

On April 17, 2026, the board of directors of Sow Good Inc. determined to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-15 (the “Reverse Stock Split”) and approved an amendment to the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The impact of the reverse split was retroactively applied to all periods presented in the financial statements unless stated otherwise.

Effective April 23, 2026, the Company amended its Certificate of Incorporation to implement the Reverse Stock Split. The Company’s common stock began trading on a split-adjusted basis when the market opened on April 24, 2026 (the “Effective Date”).

As a result of the Reverse Stock Split on the Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who otherwise would have been entitled to receive fractional shares received cash payments in lieu thereof.

The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 300.8 million shares to approximately 20.05 million shares. The Reverse Stock Split was implemented for the purpose of regaining compliance with Nasdaq’s minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 13 – Options

During the three months ended March 31, 2026, all outstanding options were forfeited and the Company recorded an expense reversal in the amount of $134,860. There were no outstanding options at March 31, 2026.

Note 14 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 12,700 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of approximately 5 years, were outstanding as of March 31, 2026. These warrants had no intrinsic value as of March 31, 2026.

No warrants were granted, exercised, cancelled, or expired during the three months ended March 31, 2026.

Note 15 – Segment Reporting

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

On December 30, 2025, the Company sold substantially all of its manufacturing assets to Trea Grove, a related party. In connection with this transaction, the Company entered into a Distribution Agreement under which Trea Grove serves as the primary distributor of the Company’s finished goods inventory, and the Company receives 10% of gross receipts from customer sales. Following these transactions, the Company continues to operate as a single reportable segment.

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

The following table provides the operating financial results of our freeze-dried candy segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Salaries and benefits	$295,592	806,783
Professional services	1,125,140	192,323
Other general and administrative expenses	263,210	578,708
Depreciation and amortization	2,500	8,584
Interest expense, net	243,594	182,576
Segment net income (loss)	$(1,930,036)	$(1,768,974)

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 16 - Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Period Ended March 31,
	2026	2025
Net loss from continuing operations	$(1,930,036)	$(1,768,974)
Loss of discontinued operations, net of tax	(559,717)	(802,080)
Net loss	$(2,489,753)	$(2,571,054)

Basic weighted average shares	20,120,117	756,611

Basic and dilutive loss per share - continuing operations	$(0.10)	$(2.34)
Basic and dilutive income (loss) per share - discontinued operations	$(0.03)	$(1.06)

The table below includes information related to stock options and warrants that were outstanding at the end the three months ended March 31, 2026 and 2025. There were 120,146 shares underlying senior convertible notes payable exerciseable at the option of the holder in whole or in part at any time prior to maturity on April 30, 2030 at the end of the three month period ended March 31, 2026. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive.

	Year Ended March 31,
	2026	2025
Weighted average stock options	1,802,184	2,646,484
Weighted average price of exercisable stock options	$7.02	$20.11

Weighted average warrants	190,500	190,500
Weighted average price of warrants	$9.08	$9.80

Average price of common stock	$7.83	$2.13

Note 17 – Income Taxes

The Company recognized income $0 and $0 of tax expense in the periods ended March 31, 2026 and 2025, respectively. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at March 31, 2026 was appropriate.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 18 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements.

Subsequent to March 31, 2026, the Company evaluated various financing alternatives in connection with its proposed strategic expansion into the critical minerals and battery materials sector, including potential equity-based financing transactions, private placements, and other capital raising initiatives to fund the development and advancement of the Nachu Graphite Project in Tanzania and related corporate initiatives. Such potential financing structures may include the issuance of common stock, preferred stock, convertible securities, warrants, or other equity-linked instruments, whether issued in one or more tranches and with or without registration rights.

Nachu Graphite Project – Tanzania

On April 29, 2026, the Company issued a press release announcing its proposed acquisition and development of the Nachu Graphite Project located in Tanzania. The Company disclosed that the Nachu Graphite Project is an advanced-stage graphite development asset intended to support the Company’s strategic expansion into the critical minerals and battery anode materials sector. The Company further disclosed that the proposed transaction remains subject to the execution of definitive agreements, completion of due diligence, receipt of regulatory approvals, financing arrangements and other customary closing conditions. As of the filing date of these financial statements, the proposed acquisition had not been consummated and no amounts related to the proposed transaction had been recorded in the accompanying financial statements.

Sagol Advisors Credit Facility

On May 5, 2026, the Company issued a press release announcing that it had entered into a non-convertible private placement credit facility with Sagol Advisors providing for borrowings of up to $20 million (the “Sagol Credit Facility”). The Company disclosed that the Sagol Credit Facility does not contain any conversion features, warrants or other equity participation rights. The Company further disclosed that proceeds from the Sagol Credit Facility are intended to support the proposed acquisition and development of the Nachu Graphite Project and the Company’s broader strategic expansion into the critical minerals sector. The Company disclosed the Sagol Credit Facility in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2026. As of the filing date of these financial statements, no amounts had been drawn under the Sagol Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.”  The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Factors that might cause or contribute to actual results or performance being materially different from those expressed or implied by such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Annual Report on 10-K.

Overview and Outlook

Sow Good Inc. is a U.S.-based consumer packaged goods company that pioneered the freeze dried candy category. Since commencing commercial sales in the first quarter of 2023, Sow Good developed and scaled a proprietary freeze drying manufacturing operation dedicated to transforming traditional candy and snacks into novel, intensely flavorful treats it markets under the “hyper dried, hyper crunchy, hyper flavorful” brand positioning.

Recent Strategic Transactions

On December 30, 2025, the Company completed a series of strategic transactions that fundamentally changed the nature of its operations. The Company sold substantially all of its manufacturing assets - including six proprietary freeze drying machines and other property and equipment with an aggregate net book value of approximately $10 million - to Trea Grove, LLC, a related party, for total consideration of $1.5 million. Concurrently, the Company entered into a Distribution Agreement with Trea Grove, LLC, pursuant to which Trea Grove serves as the primary worldwide distributor of Sow Good’s remaining finished goods inventory, with the Company receiving 10% of gross receipts from customer sales. The Distribution Agreement has a term through July 31, 2026. Additionally, the Company completed a $3.0 million convertible preferred stock offering, the proceeds of which were used to pay down debt and for operational purposes.

As a result of these transactions, the Company no longer operates manufacturing facilities and has transitioned to a capital-light model for the duration of the Distribution Agreement. The Company’s board and management are evaluating strategic alternatives for the business going forward.

On December 31, 2025, the Company entered into a Securities Purchase Agreement with David Lazar for the private placement of two tranches of convertible preferred stock. The Company completed the sale of the first tranche by issuing 1,500,000 shares of Series AA Preferred Stock with proceeds to the Company of $3,000,000, which were used to pay down debt, reduce headcount, and for operational purposes. Pursuant to the Securities Purchase Agreement, the Company expects to consummated the sale of the second tranche with the issuance of 1,500,000 shares of Series AAA Preferred Stock for additional proceeds of $3,000,000 on March 31, 2026.  The terms of the Series AAA Preferred Stock are substantially similar to the terms of the Series AA Preferred Stock, except that (i) the Series AAA Preferred Stock are redeemable at a price of $200 per share, (ii) each share of Series AA Preferred Stock is initially convertible into 14 shares of Common Stock where each share of Series AAA Preferred Stock is initially convertible into 250 shares of Common Stock (subject to adjustment as provided in the Series AAA certificate of designations), and (iii) there is no ownership limitation upon conversion.

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

On May 31, 2026, upon the issuance of the Series AAA Preferred Stock, holders of 1,122,609 shares of the Series AAA Preferred Stock converted their shares into 280,652,250 shares of common stock (or 18,710,150 shares of common stock after giving effect to the 15-to-1 reverse stock split). On the same date, Mr. David Lazar converted 410,000 shares of Series AA Preferred Stock into 5,740,000 shares of common stock (or 382,666 shares of common stock after giving effect to the 15-to-1 reverse stock split).

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

Our Ability to Consummate Our Acquisition and Subsequent Development of the Nachu Project

On April 20, 2026, SOWG Tanzania Inc., a Delaware corporation and wholly owned subsidiary of the Company Delaware corporation, and the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Ryzon Materials Limited, an Australian unlisted public company (“Ryzon”), Uranex Tanzania Limited (“Uranex”), Magnis Technologies (Tanzania) Limited (“Magnis Tech”), and Uranex ESIP Pty, pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares (the “Acquisition”) of Uranex and Magnis Tech, each a wholly owned Tanzanian subsidiary of Ryzon (collectively, the “Targets”). The Targets are the sole holders of the Nachu Graphite Project, an advanced-stage graphite development asset located in the Ruangwa District, Lindi Region of Southern Tanzania (the “Nachu Project”). Upon closing, the Company intends to focus on advancing the acquired project toward construction and production, with its current consumer products operations managed as a separate business segment, and management believes the Transaction positions us as a burgeoning battery metals company with a platform for additional critical mineral acquisitions in the future. Our ability to consummate the Acquisition and bring the Nachu Project to operational will depend on a number of factors and risks, including the time and attention of management, completion of due diligence and other closing conditions for the Acquistion, the ability to obtain additional financing, among many others. The consummation of the Acquisition and the development of the Nachu Project will have a significant impact on our financial position and results of operations.

Components of Results of Operations

Revenues

We derive revenues primarily from commissions earned pursuant to the Distribution Agreement related to sales of Sow Good-branded products. The Company recognizes revenue when the underlying customer sale is completed and the amount due to the Company becomes determinable in accordance with the terms of the Distribution Agreement.

Cost of Goods Sold

Our cost of goods sold consists primarily of limited product-related costs associated with remaining inventory sales and costs incurred under the Distribution Agreement. Following the Company’s strategic restructuring and transition to a commission-based distribution model, substantially all historical manufacturing, labor, facilities, and inventory-related costs have been discontinued and reclassified to discontinued operations.

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

Provision for Income Taxes

The Company recognized a federal income tax expense of $0 and $195,603, for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision maker is our Chief Executive Officer who reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the three months ended March 31, 2026 and 2025, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended March 31, 2026 and 2025.

The following table summarizes selected items from the statement of operations for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Increase/
	2026	2025	Decrease	% Change
Operating expenses:
General and administrative expenses:
Salaries and benefits	295,592	806,783	(511,191)	-63%
Professional services	1,125,140	192,323	932,817	485%
Other general and administrative expenses	263,210	578,708	(315,498)	-55%
Total general and administrative expenses	1,686,942	1,577,814
Depreciation and amortization	2,500	8,584	(6,084)	-71%
Loss on impairment of long-lived assets	-	-	-
Total operating expenses	1,686,442	1,589,398
Net operating loss	(1,686,442)	(1,586,398)
Other income (expense):			-
Interest income (expense)	(243,594)	(365,152)	121,558	33%
Net income (loss) from continued operations	(1,930,036)	(1,951,550)	21,514	-1%
Income (loss) of discontinued operations	(559,717)	(802,080)	242,363	-30%
Net loss	$(2,489,753)	(2,753,630)	571,939

Comparison of the three months ended March 31, 2026 and 2025

Revenues

For the three months ended March 31, 2026, the Company recognized approximately $18 thousand of commission revenue under the Distribution Agreement. For the three months ended March 31, 2025, the Company recognized no revenue. The absence of revenue in the 2025 period within continuing operations is due to the Company’s former manufacturing and direct-sales business being presented within discontinued operations following the Company’s strategic restructuring completed on December 31, 2025. As a result, all revenue associated with the legacy operating model is excluded from continuing operations for comparative purposes.

Cost of Goods Sold

No cost of goods sold was recognized for the periods ended March 31, 2026 and 2025.

Gross Profit

For the three months ended March 31, 2026, the Company recognized approximately $18 thousand of commission revenue under the Distribution Agreement and no associated cost of revenue, resulting in gross profit of approximately $18 thousand. For the three months ended March 31, 2025, the Company recognized no revenue or gross profit. The absence of gross profit in the 2025 period is due to the Company’s former manufacturing and direct-sales operations being presented within discontinued operations following the Company’s strategic restructuring completed on December 31, 2025.

Operating Expenses

Salaries and Benefits

Salaries and benefits expense for the three months ended March 31, 2026 was $295 thousand, compared to $807 thousand for the three months ended March 31, 2025, representing a decrease of $511 thousand, or 63%. The decrease was primarily attributable to reduced headcount and lower employee-related costs following the Company’s transition away from manufacturing operations and related workforce reductions.

Professional Services

Professional services expense for the three months ended March 31, 2026 was $1.1 million, compared to $192 thousand for the three months ended March 31, 2025, representing an increase of $932 thousand, or 485%. The increase was primarily attributable to higher legal, accounting, consulting, and transaction-related expenses associated with the Company’s strategic transition, financing activities, and ongoing public company compliance requirements.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended March 31, 2026 were $263 thousand, compared to $579 thousand for the three months ended March 31, 2025, representing a decrease of $315 thousand, or 55%. The decrease was primarily attributable to lower facilities, administrative, and overhead costs following the Company’s exit from its manufacturing operations and facility reductions.

Depreciation

Depreciation and amortization expense for the three months ended March 31, 2026 was $3 thousand, compared to $9 thousand for the three months ended March 31, 2025, representing a decrease of $6 thousand, or 71%. The decrease was primarily attributable to the sale of substantially all manufacturing assets in December 2025.

Other Income (Expense)

Interest expense for the three months ended March 31, 2026 was $243 thousand, compared to $365 thousand for the three months ended March 31, 2025, representing an increase of $121 thousand, or 33%. The increase was primarily attributable to financing activities completed in connection with the Company’s transition to an asset-light operating model.

Net Income (Loss)

Net loss from continuing operations for the three months ended March 31, 2026 was $1.9 million, compared to $1.9 million for the three months ended March 31, 2025, representing an improvement of $21 thousand, or 1%. The improvement was primarily attributable to lower operating expenses following the Company’s exit from manufacturing operations.

Loss from discontinued operations for the three months ended March 31, 2026 was $559 thousand, compared to $802 thousand for the three months ended March 31, 2025, representing an improvement of $245 thousand, or 30%. Discontinued operations reflect the historical results of the Company’s former manufacturing and direct-sales business, which was sold in December 2025.

Net loss for the three months ended March 31, 2026 was $2.5 million, compared to $2.7 million for the three months ended March 31, 2025, representing an improvement of $263 thousand, or 10%.

Provision for Income Taxes

The Company maintains a full valuation allowance related to our net deferred tax assets, primarily due to our historical net loss position. For the periods ended March 31, 2026 and 2025, the Company recognized federal income tax provisions of $0 and $195.6 thousand, respectively.

Liquidity, Going Concern and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at March 31, 2026 and December 31, 2025.

	March 31	December 31,
	2026	2025
Current Assets	$2,956,059	$3,392,778

Current Liabilities	$4,346,679	$6,187,442

Working Capital	$(1,390,620)	$(2,794,664)

As of March 31, 2026, the Company had a working capital deficit of $1,390,620, compared to a working capital deficit of $2,794,664 as of December 31, 2025. The improvement in working capital was primarily attributable to reductions in accrued severance liabilities of $1,292,500 and convertible notes payable of $559,861, partially offset by decreases in accounts receivable - related party of $1,145,706.

As of March 31, 2026, cash and cash equivalents were $2,318,848, compared to $1,474,445 as of December 31, 2025. The increase in cash was primarily attributable to financing activities and working capital deficit during the period.

Following the sale of substantially all of the Company’s operating assets in December 2025, the Company transitioned to an asset-light operating structure. Management believes existing cash on hand will be sufficient to fund operations in the near term; however, the Company may require additional financing in the form of equity or debt to support future operations and strategic initiatives. There can be no assurance that such financing will be available on acceptable terms, or at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. See Note 3- “Going Concern” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Indebtedness

On April 28, 2025, the Company restructured its outstanding current debt through the issuance of Convertible Notes in a dollar-for-dollar exchange. On April 28, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with related party holders of the Company’s outstanding promissory notes (the “Outstanding Notes”) with an aggregate principal amount of $2.7 million, maturity dates ranging from April 8, 2025 to August 23, 2025 and interest rates ranging from 6% to 8%. Pursuant to the Exchange Agreement, holders exchanged their Outstanding Notes for new senior convertible promissory notes (the “Convertible Notes”) in an amount equal to $2.8 million, the aggregate principal amount of the Outstanding Notes, plus accrued and unpaid interest thereunder. The Convertible Notes have a maturity date of April 30, 2030 and will pay interest semiannually in arrears on May 1 and November 1 beginning on November 1, 2025. At the Company’s election, interest payable on an interest payment date may be added to the principal amount of the Convertible Note on the applicable interest payment date and will no longer be owed to holders of the Convertible Notes. The Convertible Notes are convertible at the election of the holders, in whole or in part, into shares of common stock based on a price per share equal to the average closing price of such common stock for the five trading days immediately prior to the execution of and entry into the Convertible Notes, with such conversion prices ranging from $0.62 to $0.63. The Convertible Notes are senior in right of payment to all existing and future debt obligations of the Company and will be secured by all existing and future assets of the Company. The Convertible Notes are redeemable by the Company at any time upon ten days’ notice and at the option the holders for the principal amount thereof plus interest, beginning on January 1, 2026. On December 31, 2025, a portion of the net proceeds from the preferred stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party. The remaining outstanding balance of approximately $344,838, including accrued quarterly interest, was repaid in full on March 31, 2026.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities, continuing operations	$(843,354)	$(396,671)
Net cash used in operating activities, discontinued operations	$(845,265)	$(1,603,871)
Net cash used in investing activities	-	(107,790)
Net cash provided by financing activities	2,534,002	-

Net change in cash and cash equivalents	$844,403	$(2,108,332)

Net cash used in operating activities, continuing operations was $843,354 for the three months ended March 31, 2026, compared to $396,671 for the three months ended March 31, 2025. The decrease in cash used in operating activities was primarily attributable to changes in working capital, including decreases in inventory and accounts receivable - related party, partially offset by increases in accrued expenses and other liabilities.

Net cash provided by investing activities was $0 for the three months ended March 31, 2026, compared to net cash used in investing activities of $107,790 for the three months ended March 31, 2025. The change was primarily due to a reduction in capital expenditures and a decrease in security deposits during the 2026 period.

Net cash provided by financing activities was $2,534,002 for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. Cash provided by financing activities during 2026 was primarily attributable to proceeds from the issuance of preferred stock and net proceeds from convertible notes.

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

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company was required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. Effective March 31, 2026, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,431,614.

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. Effective March 31, 2026, the Company agreed with Prologis to exit the lease as of March 31, 2026. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,943.

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

Our critical accounting policies are more fully described in Note 2 of the footnotes to our financial statements appearing elsewhere in this Form 10-Q, and Note 2 of the footnotes to the financial statements provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of March 31, 2026.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation as of March 31, 2026, our Chief Executive Officer, Claudia Goldfarb, and our Chief Financial Officer, Donna Guy concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of March 31, 2026, we had cash and cash equivalents of $2.3 million and an accumulated deficit of $105.5 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us, and, to the extent it is obtained, it would likely have rights, preferences, and privileges senior to those of holders of our common stock and would further dilute our current stockholders. Our ability to raise capital is also constrained by the price of and demand for our common stock. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could also materially adversely affect our stock price and our ability to raise new capital. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations in which case our investors could lose some or all of their investment.

We have recently undergone a significant transition in our executive leadership and Board of Directors, which may adversely affect our business and operations.

On March 31, 2026, David Lazar resigned as our Chief Executive Officer and Donna Guy informed our Board that she would be resigning as our Chief Financial Officer. Upon these resignations, our Board appointed Yisroel Goldberg as our Chief Executive Officer and Chief Financial Officer.

On the same date, our Board accepted the resignations of Claudia Goldfarb, Ira Goldfarb, Edward Shensky, Lyle Berman and Jeff Rubin from our Board. The Board elected Yisroel Goldberg, Binyomin Posen, Joseph Labkowski and Jack Wortzman to serve on the Board effective upon those resignations.

This simultaneous transition of our executive officers and Board of Directors represents a significant change that may adversely affect our company as a result of concentration of executive authority in a single individual, impairment of our ability to maintain effective disclosure controls and procedures, failure to execute our business strategy and ability to retain institutional knowledge critical to our operations. There can be no assurance that our new management team and Board will successfully manage these responsibilities, and any failure to do so could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

We are conducting this at-the-market offering shortly following this management and board transition. Purchasers of our common stock in this offering will be relying on the judgment and leadership of an executive team and Board that have limited experience in their current roles with our company and limited familiarity with our business and industry.

There can be no assurance that our new management team and Board of Directors will be able to successfully manage our operations, maintain effective internal controls and disclosure procedures, and oversee our business strategy. Any failure to do so could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

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

In order to regain compliance with the Minimum Bid Price Rule, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Minimum Bid Price Compliance Period (which we believe we cured on May 7, 2026). However, if it appears to Nasdaq that we will be unable to cure the deficiency, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Staff’s determination to delist its securities.

Further, on April 7, 2026, we received written notice from the Listing Qualifications Department of Nasdaq stating that, based upon the stockholders’ equity reported in our Form 10-K for the period ended December 31, 2025, we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity. In accordance with the Nasdaq Listing Rules, the Company has 45 calendar days, or until May 22, 2026, to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until October 4, 2026, to evidence compliance. If the Company’s plan to regain compliance with the minimum stockholders’ equity standard is not accepted or if it is accepted but the Company does not regain compliance by the end of the extension granted by Nasdaq, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company’s common shares will become subject to delisting. In such event, Nasdaq rules permit the Company to request a hearing to appeal to a Nasdaq hearings panel, which would stay any further delisting actions through the hearings process. Accordingly, there can be no guarantee that the Company will be able to maintain its Nasdaq listing.

There is no assurance that we will regain compliance with, or maintain compliance with the minimum listing requirements with all applicable requirements for continued listing on Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of our Annual Report on Form 10-K. There have been no other material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

Item 6. Exhibits.

Exhibit No	Description
1.1	Sales Agreement, dated April 13, 2026, by and between Sow Good Inc. and Craft Capital Management, LLC. (incorporated by reference to Exhibit 1.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 13, 2026)

2.1	Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

2.2	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

2.3	Plan of Conversion of Sow Good Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

2.4	Share Purchase Agreement, dated April 20, 2026, by and among SOWG Tanzania Inc., Sow Good Inc., Ryzon Material Limited, Uranex Tanzania Limited, Magnis Technologies (Tanzania) Limited and Uranex ESIP Pty Limited (incorporated by reference to Exhibit 2.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 21, 2026)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.5	Amendment to Certificate of Incorporate (incorporated by reference to Exhibit 3.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 17, 2026)

3.6	Certificate of Designations, Preferences and Rights of Series AAA Convertible Redeemable Preferred Stock, dated as of March 31, 2026 (incorporated by reference to Exhibit 3.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2026)

4.1	Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 22, 2024)

10.1	Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 30, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Date: May 20, 2026	By:	/s/ Yisroel Goldberg
Yisroel Goldberg, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)