Form 10-Q
period 2026-06-30
Sow Good Inc.
filed 2026-08-19
CIK 1490161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of registrant’s common stock outstanding as of August 19, 2026 was 20,099,893.

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOW GOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,492	$1,474,445
Accounts receivable, net	2,686	-
Accounts receivable - related party	-	1,651,471
Other receivables	93,491	93,198
Inventory, net	4,911	22,871
Prepaid expenses	149,346	90,460
Other receivables, related party	124,543	-
Current assets of discontinued operations	-	60,333
Total current assets	383,469	3,392,778

Property and equipment, net	-	21,667
Security deposit	26,309	283,972
Right-of-use asset	10,989	76,971
Total assets	$420,767	$3,775,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,049,143	1,297,851
Accrued interest	81,895	96,453
Accrued severance	1,150,000	2,442,500
Accrued expenses	1,820,838	584,186
Advances – related party	452,390	-
Accrued compensation, related parties	198,750	-
Current portion of operating lease liabilities	5,758	78,171
Convertible notes payable, net of $262,048 and $518,530 of debt discounts as of June 30, 2026 and December 31, 2025, respectively	841,814	1,341,420
Current liabilities of discontinued operations	-	346,861
Total current liabilities	$5,600,588	$6,187,442

Notes payable	150,000	150,000

Total liabilities	$5,750,588	$6,337,442

Commitments and contingencies	-	-

Stockholders’ deficit:
Series AA Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 1,090,000 and 1,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,090	1,500
Series AAA Preferred Stock, $0.001 par value, 1,000,000,000 shares authorized, 377,391 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	377	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 20,099,893 and 814,933 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	20,100	815
Additional paid-in capital	104,101,109	100,519,348
Accumulated deficit	(109,452,497)	(103,083,717)
Total stockholders’ deficit	(5,329,821)	(2,562,054)

Total liabilities and stockholders’ deficit	$420,767	$3,775,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026		2025

Revenues	$-	$-	$		$-
Cost of goods sold	-	-		-	-
Gross profit	-	-		-	-

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,840,114	662,224		2,135,706	1,469,007
Professional services	1,666,285	258,230		2,791,425	450,553
Other general and administrative expenses	268,798	228,456		532,008	807,162
Total general and administrative expenses	3,775,197	1,148,910		5,459,139	2,726,722
Depreciation and amortization	-	8,583		2,500	17,167
Total operating expenses	3,775,197	1,157,493		5,461,639	2,743,889

Net operating loss	(3,775,197)	(1,157,493)		(5,461,639)	(2,743,889)

Other expense:
Interest income	43,871	-		43,871	-
Interest expense	(105,219)	(113,163)		(348,813)	(295,739)
Loss on disposition of assets	(19,167)	-		(19,167)	-
Total other expense	(80,515)	(113,163)		(324,109)	(295,739)

Loss from continuing operations before tax	(3,855,712)	(1,270,656)		(5,785,748)	(3,039,628)
Income tax (benefit) provision	-	-		-	-
Net loss from continued operations	(3,855,712)	(1,270,656)		(5,785,748)	(3,039,628)
Income (loss) from discontinued operations	(23,315)	(2,915,856)		(583,032)	(3,717,938)
Net loss	$(3,879,027)	$(4,186,512)		$(6,368,780)	$(6,757,566)

Weighted average common shares outstanding – basic and diluted	20,053,450	770,918		10,615,621	763,804
Continuing loss per common share - basic and diluted	$(0.19)	$(1.64)		$(0.55)	$(3.98)
Discontinued loss, net of tax per common share - basic and diluted	$(0.00)	$(3.79)		$(0.05)	$(4.87)
Net loss per common share - basic and diluted	$(0.19)	$(5.43)		$(0.60)	$(8.85)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	For the Three Months Ended June 30, 2026
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2026	1,467,391	$1,467	20,099,893	$20,100	$104,101,109	$(105,573,470)	$(1,450,794)
Net income for the three months ended June 30, 2026	-	-	-	-	-	(3,879,027)	(3,879,027)
Balance, June 30, 2026	1,467,391	$1,467	20,099,893	$20,100	$104,101,109	$(109,452,497)	$(5,329,821)

	For the Three Months Ended June 30, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2025	-	-	11,383,060	$11,384	$95,790,991	$(65,013,265)	$30,789,110
Common stock issued to directors for services	-	-	783,068	782	159,018	-	159,800
Common stock options granted to directors and advisors for services	-	-	-	-	3,559	-	3,559
Common stock options granted to officers and employees for services	-	-	-	-	1,109,689	-	1,109,689
Additional paid in capital from exchange of related party debt, net	-	-	-	-	694,941	-	694,941
Net income for the three months ended June 30, 2025	-	-	-	-	-	(4,186,512)	(4,186,512)
Balance, June 30, 2025	-	$-	12,166,128	$12,166	$97,758,198	$(69,199,777)	$28,570,587

	For the Six Months Ended June 30, 2026
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	1,500,000	$1,500	814,933	$815	$100,519,348	$(103,083,717)	$(2,562,054)
Issuance of Series AAA Preferred Stock	1,500,000	1,500	-	-	2,998,490	-	2,999,990
Conversion of Preferred AA Preferred Stock	(410,000)	(410)	382,667	383	27	-	-
Conversion of Preferred AAA Preferred Stock	(1,122,609)	(1,123)	18,756,593	18,756	(17,633)	-	-
Effect of Stock Split	-	-	-	-	-	-	-
Capitalized legal costs	-	-	-	-	(156,200)	-	(156,200)
Forfeiture of stock options	-	-	-	-	(134,860)	-	(134,860)
Common stock issued to directors for services	-	-	23,894	24	137,476	-	137,500
Common stock issued to advisors for services	-	-	66,667	67	465,033	-	465,100
Conversion of convertible notes to common stock	-	-	55,140	55	289,428	-	289,483
Net loss for the three months ended June 30, 2026	-	-	-	-	-	(6,368,780)	(6,368,780)
Balance, June 30, 2026	1,467,391	$1,467	20,099,893	$20,100	$104,101,109	$(109,452,497)	$(5,329,821)

	For the Six Months Ended June 30, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	-	-	11,300,624	$11,300	$94,418,972	$(62,442,211)	$31,988,061
Common stock issued to directors for services	-	-	82,436	84	229,916	-	230,000
Common stock issued to officers for services	-	-	783,068	782	159,018	-	159,800
Common stock options granted to directors and advisors for services	-	-	-	-	9,889	-	9,889
Common stock options granted to officers and employees for services	-	-	-	-	2,245,462	-	2,245,462
Additional paid in capital from exchange of related party debt, net	-	-	-	-	694,941	-	694,941
Net loss for the six months ended June 30, 2025	-	-	-	-	-	(6,757,566)	(6,757,566)
Balance, June 30, 2025	-	-	12,166,128	$12,166	$97,758,198	$(69,199,777)	$28,570,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOW GOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,785,748)	$(3,039,628)
Net loss from discontinued operations	(583,032)	(3,717,938)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,500	518,712
Amortization of right-of-use asset	65,982	200,710
Loss on disposal of asset	19,167	-
Forfeited stock-based compensation	(134,860)	-
Amortization of debt discount	255,865	165,997
Common stock issued to directors for services	602,600	389,800
Payable to related party	183,382	-
Accrued compensation, related parties	198,750	-
Changes in operating assets and liabilities:
Accounts receivable	(2,686)	(250,212)
Accounts receivable - related party	1,343,545	-
Other receivables	(293)	-
Inventory	17,960	-
Prepaid expenses	(58,886)	214,248
Security deposits	257,663	13,984
Accounts payable	(248,708)	(191,663)
Accrued interest	(14,558)	119,986
Accrued severance	(1,292,500)	-
Accrued expenses	1,236,653	201,647
Operating lease liability	(72,413)	-
Net cash used in continuing operations	(3,426,585)	(1,656,419)
Net cash used in discontinued operations	(869,560)	(858,465)
Net cash used in operating activities	$(4,296,145)	$(2,514,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for construction in progress	-	(249,140)
Net cash used in continuing operations	-	(249,140)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	$-	$(249,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible notes	(465,988)	-
Proceeds from Advances – related party	452,390	-
Proceeds from issuance of preferred stock, net of issuance costs	2,843,790	-
Net cash provided by continuing operations	2,830,192	-
Net cash provided by financing activities	$2,830,192	$-

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,465,953)	$(2,764,024)
Cash and cash equivalents, beginning of period	$1,474,445	$3,723,440
Cash and cash equivalents, end of period	$8,492	$959,416
SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Interest received	$-	$26,710

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of construction in progress to property and equipment	$-	$505,355
Non-cash issuances of common stock (including note conversion)	$289,483	$-

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

In April 2026, Company entered into a share purchase agreement with Ryzon Materials Limited, an Australian unlisted public company (“Ryzon”), Uranex Tanzania Limited (“Uranex”), Magnis Technologies (Tanzania) Limited (“Magnis Tech”), and Uranex ESIP Pty Limited (“Uranex ESIP” and, together with Ryzon, Uranex and Magnis Tech, the “Sellers”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares (the “Transaction”) of Uranex and Magnis Tech, each a wholly owned Tanzanian subsidiary of Ryzon (collectively, the “Tanzanian Subsidiaries”). The Tanzanian Subsidiaries are the sole holders of the Nachu Graphite Project, an advanced-stage graphite development asset located in the Ruangwa District, Lindi Region of Southern Tanzania, intended to support the Company’s strategic expansion into the critical minerals and battery anode materials sector. The Transaction remains subject to the execution of definitive agreements, completion of due diligence, receipt of regulatory approvals, financing arrangements and other customary closing conditions. As of the filing date of these financial statements, the proposed acquisition had not been consummated and no amounts related to the proposed transaction had been recorded in the accompanying financial statements.

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

Reverse Stock Split

On April 17, 2026 the company effected a 1 for 15 reverse stock split. The impact of this split has been retroactively applied to all periods presented unless stated otherwise.

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

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment. Segment disclosures are included in Note 16 – Segment Reporting.

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

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”) up to $250,000 and $500,000, respectively, under current regulations. The Company had no cash in excess of FDIC and SIPC insured limits at June 30, 2026. The Company had cash in excess of FDIC and SIPC insured limits of $1,189,975 at December 31, 2025. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for credit losses of $12,284 at June 30, 2026 and $0 at December 31, 2025.

The Company estimates its reserve based on historical loss information. The Company believes that historical loss information is a reasonable basis on which to determine expected credit losses for trade receivables held at the reporting date because the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit-loss percentages. However, the Company will continue to monitor and adjust the historical loss rates to reflect the effects of current conditions and forecasted changes.

Other Receivables

Other accounts receivable was $93,491 as of June 30, 2026 and December 31, 2025. Other accounts receivable consisted primarily of a tax refund receivable from the State of Delaware for franchise taxes.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

As of June 30, 2026 and December 31, 2025, the Company retained approximately $4,911 and $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement. This inventory has been recorded at the lower of cost or net realizable value. Based on our Distribution Agreement with the Distributor, the net realizable value for units the Company expects to sell through its Distributor is 10% of the expected selling price of the Distributor.

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

Depreciation expense included in continuing operations was $2,500 and $8,583 for the three months ended June 30, 2026 and 2025, respectively. Depreciation was $5,000 and $17,167 for the six months ended June 30, 2026 and 2025, respectively. The remaining net book value of property and equipment of $16,667 was written off during the three months ended June 30, 2026 and is presented as a loss on disposal of assets within other expense, resulting in a nil carrying value at June 30, 2026. Depreciation related to the assets used in the manufacture and sale of freeze-dried candy was reclassified to cost of goods sold and has been included in the loss on discontinued operations, $0 and $8,583, for the three months ended June 30, 2026 and 2025, respectively. Depreciation was $0 and $17,167 for the six months ended June 30, 2026 and 2025, respectively. Depreciation related to the assets used in the manufacture and sale of freeze-dried candy was reclassified to cost of goods sold, and has been included in the loss on discontinued operations.

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

For the six months ended June 30, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement, which is included in discontinued operations. The Company did not recognize revenue from continuing operations under its legacy manufacturing and direct-sales business model, as substantially all such operations were discontinued as of December 31, 2025, and historical results have been reclassified to discontinued operations for all periods presented.

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

For the six months ended June 30, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement. Substantially all historical product sales and related operating activity have been classified within discontinued operations as a result of the Company’s restructuring and disposal of substantially all manufacturing operations.

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

Basic and Diluted Earnings (Loss) Per Share

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods where potential dilutive securities would have an anti-dilutive effect and they were not included in the calculation of diluted net loss per common share. There were no dilutive common shares for the periods ended June 30, 2026 and 2025 since the company was in a loss position for both periods.

For the six months ended June 30, 2026 and 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per share of Common Stock is the same. Each share of Series AA Preferred Stock and Series AAA Preferred Stock is convertible into 0.93 and 16.67 shares of Common Stock, respectively, and are included in the table as if converted. As of June 30, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	June 30,
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

Stock-based compensation costs reversed in respect of forfeitures amounted to $134,860 for the six months ended June 30, 2026. Stock-based compensation expense related to the issuance of shares of common stock to members of the Board of Directors for their services was approximately $137,500 and $230,000 for the six months ended June 30, 2026 and 2025, respectively, and is included in other general and administrative expense. Stock-based compensation expense related to the issuance of shares of common stock to advisors for their services was $465,100 and $0 for the six months ended June 30, 2026 and 2025, respectively, and is included in other general and administrative expense. Stock-based compensation expense related to the issuance of shares of common stock to officer for their services was approximately $0 and $159,800 for the six months ended June 30, 2026 and 2025, respectively, and is included in other general and administrative expense.

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

No other new accounting pronouncements, issued or effective during the six months ended June 30, 2026, have had or are expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Note 3 – Going Concern

As of June 30, 2026, the Company had an accumulated deficit of $109,452,497 and incurred net losses from continuing operations of $5,785,748 and net losses from discontinued operations of $583,032 for the six months ended June 30, 2026. The Company had $8,492 of cash on hand and a working capital deficit of $5,217,119 as of June 30, 2026. These conditions, combined with the Company’s history of operating losses, indicate that the Company may not have sufficient funds to sustain operations for the twelve months following the issuance of these financial statements. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The assets and liabilities of the discontinued operations were disposed of or otherwise derecognized as of June 30, 2026, and no assets or liabilities of discontinued operations remain on the Company’s consolidated balance sheet as of that date.

Results of Discontinued Operations

The following table presents components of discontinued operations, net of tax for the six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$-	$1,856,315	$17,842	$4,333,235
Prior period discounts and refunds	(5,000)	-	(20,225)	-
Net revenues	(5,000)	1,856,315	(2,383)	4,333,235
Cost of goods sold	-	1,986,024	17,960	3,360,222
Gross profit (loss)	(5,000)	(129,709)	(20,343)	973,013

Operating expenses:
General and administrative expenses:
Other general and administrative expenses	18,315	2,786,702	642,204	4,718,217
Total general and administrative expenses	18,315	2,786,702	642,208	4,718,217
Total operating expenses	18,315	2,786,702	642,204	4,718,217

Net operating loss	(23,315)	(2,916,411)	(662,547)	(3,745,204)

Other income (expense):
Interest income	-	555	-	27,266
Gain on termination of leases	-	-	80,697	-
Loss on disposition of assets	-	-	(1,182)	-
Total other expense	-	555	79,515	27,266

Loss from discontinued operations before income tax	(23,315)	(2,915,856)	(583,032)	(3,717,938)
Income tax provision	-	-	-	-
Net loss	$(23,315)	$(2,915,856)	$(583,032)	$(3,717,938)

Cash received		$1,500,000
Liabilities assumed by Trea Grove LLC		635,380
Less:
Assets sold:
Assets held for sale		(713,256)
Construction in process - freeze dryers		(2,768,908)
Freeze dryers, net		(6,744,473)
Leasehold improvements, net		(1,459,067)
Other property plant and equipment, net		(1,778,534)
Accumulated depreciation		2,670,261
Net loss on disposition of assets		(8,658,598)
Severance expense		(2,442,500)
Deal costs		(230,742)
Loss on sale of assets		$(11,331,840)

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Balance Sheet

The asset and related liabilities related to the discontinued operations were disposed or derecognized prior to June 30, 2026, therefore the assets and liabilities for the year ended June 30, 2026 represent those of the ongoing operation. The following table represents the assets and liabilities from discontinued operations as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Assets of discontinued operations
Accounts receivable, net	$-	$60,333
Current assets of discontinued operation	-	60,333
Total assets of discontinued operation	$-	$60,333

	June 30, 2026	December 31, 2025
Liabilities of discontinued operations
Current portion of operating lease liabilities	$-	$2,599,102
Total liabilities of discontinued operation	$-	$2,599,102

Revenue Reclassification

Revenue recognized in prior periods under the Company’s former manufacturing and direct-sales business model has been reclassified to discontinued operations for all periods presented as a result of the Company’s strategic restructuring and disposal of substantially all manufacturing operations. For the three months ended June 30, 2026, the Company recognized approximately $18 thousand of commission revenue associated with sales activity under the Distribution Agreement.

Total revenues for the three months ended June 30, 2026 is $18 thousand, compared to $1.9 million for the three months ended June 30, 2025. Total revenues for the six months ended June 30, 2026 is $18 thousand, compared to $4.3 million for the six months ended June 30, 2025. The decrease reflects the Company’s transition from a direct manufacturing and sales model to a commission-based distribution arrangement following the completion of the restructuring in December 2025.

Cost of goods sold for the three months ended June 30, 2026 was $18 thousand, compared to $2.0 million for the three months ended June 30, 2025, and cost of goods sold for the six months ended June 30, 2026 was $18 thousand, compared to $4.3 million for the six months ended June 30, 2025, reflecting the cessation of manufacturing activity and the shift to a third-party distribution model.

As a result, the Company recorded a gross loss of $20 thousand for the three months ended June 30, 2026, compared to gross loss of $0.1 million for the three months ended June 30, 2025. The Company recorded a gross loss of $20 thousand for the six months ended June 30, 2026, compared to gross profit of $1.0 million for the three months ended June 30, 2025. The change is primarily attributable to the disposal of substantially all manufacturing operations and the resulting transition to an asset-light, commission-based operating structure.

Continuing Involvement

Following the disposition, the Company’s continuing involvement with the former business is limited to our role as an agent who receives commissions from Trea Grove in their role as a Distributor under the Distribution Agreement.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party

During the year ended June 30, 2026, the Company entered into a series of transactions with related parties in connection with a strategic restructuring of its operations and capitalization.

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

On December 31, 2025, the Company entered into a settlement agreement and general and mutual release (the “Officer Settlement Agreement”) with Claudia Goldfarb, the Company’s former chief executive officer. Pursuant to the terms of the Officer Settlement Agreement, Mrs. Goldfarb is entitled to receive from the Company a cash settlement payment, upon the Stockholder Meeting, of $1,150,000, less all applicable taxes and withholdings (the “Officer Settlement Payment”), in exchange for waiving her rights to contractual severance pursuant to her employment agreement. Mrs. Goldfarb continued to be employed by the Company as its Chief Operations Officer until June 30, 2026, after which she transitioned to a consulting arrangement.

Asset Sale to Related Party

On December 30, 2025, the Company entered into an Asset Purchase Agreement (“APA”) with Trea Grove, LLC (“Trea Grove”), a related party, pursuant to which the Company sold a significant portion of the assets related to its freeze-dried snacks and candy business, including real property improvements, proprietary and intellectual property rights, transferable governmental licenses and permits, and other specified assets. Trea Grove also assumed certain specified liabilities. Total cash consideration for the transaction was $1,500,000, payable in installments through June 30, 2026, the entire amount was recorded as a related party receivable at December 31, 2025. Subsequently, on January 5, 2026, $900,000 was netted from Mr. Goldfarb’s severance payment of $1,250,000. During the six months ended June 30, 2026 the Company received cash payments of $200,000, and the remaining $400,000 is included within related party payable to Claudia Goldfarb (defined below)

Distribution Agreement with Related Party

On December 31, 2025, the Company entered into a Distribution Agreement with Trea Grove, an entity owned by Ira Goldfarb and Claudia Goldfarb, pursuant to which Trea Grove was appointed the primary distributor of certain Company products, including fruits, snacks, and candy, through July 31, 2026, unless extended. Under the Distribution Agreement, Trea Grove is responsible for customer communications, order management, billing, collections, shipping, logistics, and fulfillment. Trea Grove will remit to the Company ten percent (10%) of gross receipts from product sales. The agreement provides Trea Grove with a limited license to use the Company’s trademarks for distribution and marketing purposes.

Based on the terms of this Distribution Agreement, the Company has determined that it acts as an agent for purposes of revenue recognition under ASC 606, as the Company does not control the underlying products prior to transfer to end customers, does not have primary responsibility for fulfillment, and does not bear inventory or credit risk. Accordingly, the Company recognizes revenues related to the Distribution Agreement with Trea Grove on a net basis equal to the commission to which it is entitled. Subsequently, on June 18, 2026, the Company amended the Distribution Agreement to allow Sow Good to sell inventory independently as long as Trea Grove remained as the sole distributor.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

An aggregate principal amount of $1,404,914 of notes held by Ira and Claudia Goldfarb will remain outstanding as a backstop for the Company’s operations (the “Backstop Loan”). The Backstop Loan remains a bona fide debt obligation of the Company and is not reduced or otherwise affected by operating losses, restructuring costs, or transaction expenses. During the second quarter of 2026, the Company and the Goldfarbs are required to determine, in good faith, what portion of the outstanding balance, if any, will be repaid in cash and what portion, if any, will convert into shares of common stock at the agreed conversion price of $0.35 per share.

On February 12, 2026, the Goldfarbs exercised the option to convert $289,483 of the outstanding Convertible Notes into 55,140 shares.

Use of Proceeds to Pay Related Party Debt and Settlement with an Officer

A portion of the net proceeds from the Series AA Preferred Stock issuance was used to repay $943,868 of principal and $70,365 in interest outstanding under notes payable to Lyle Berman, a related party. A portion of the net proceeds from the Series AAA preferred stock issuance was used to repay $344,838, including accrued interest, to Lyle Berman, a related party, on June 30, 2026. A portion of the net proceeds from the Series AAA preferred stock issuance was used to repay $128,515 of principal and $96,485 in interest outstanding under notes payable to Ira and Claudia Goldfarb, who are related parties.

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

On December 31, 2025, as part of the Securities Purchase Agreement, Ira and Claudia Goldfarb’s Convertible Notes were amended to change the conversion price to $0.35 per share, and Mr. Berman was repaid $943,868 of principal and $70,365 in interest outstanding related to his Convertible Notes. The remaining outstanding balance of approximately $344,838, including accrued quarterly interest, was repaid in full on June 30, 2026. Ira and Claudia Goldfarb exercised the option to convert $289,483 of the outstanding Convertible Notes into 55,140 shares.

Related party payable to Claudia Goldfarb

During the quarter ended June 30, 2026, pursuant to the APA, the Company received a schedule of amounts due to Trea Grove and to Claudia Goldfarb related to operating expenses advanced on behalf of the Company. The Company has recorded a provision of $128,834 relating to the APA schedule received and an additional $54,549 relating to the expense reimbursement claim. The sum of all balances between the Company and Trea Grove amounted to a receivable of $124,543 which is presented as other receivables - related party on the unaudited condensed consolidated balance sheets.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Compensation agreement with Officers and Directors

During the quarter ended June 30, 2026, the Company established a compensation plan for officers and directors consisting of cash compensation and stock option awards, subject to formal Board approval. Based on management’s assessment that the recipients had performed the related services and that the obligation was probable and reasonably estimable, the Company recognized compensation expense and accrued liabilities of $198,750 as of June 30, 2026. The final amount and terms remain subject to Board approval and may differ from management’s current estimates.

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

On August 1, 2025, the Company issued an aggregate of 3,831 shares of common stock to Jeffery Rubin for annual Director services to be rendered. The aggregate fair value of the common stock was $50,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

On February 6, 2025, the Company issued an aggregate of 5,496 shares of common stock amongst its four non-employee Directors and two advisory Directors for annual services to be rendered. The aggregate fair value of the common stock was $230,000, based on the closing price of the Company’s common stock on the date of grant. The shares were expensed upon issuance.

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

During the six months ended June 30, 2026, the Company issued 23,894 shares to directors for director services rendered valued at $137,500. In addition, the Company issued 66,667 shares to advisors for services rendered, valued at $465,100.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Common Stock Options Awarded to Officers and Directors

On June 3, 2025, the Company granted Donna Guy, Chief Financial Officer, options to purchase 500 shares of the Company’s stock at an exercise price of $0.77 per share. Options vest 60% on the third anniversary of the grant, and 20% on each anniversary thereafter.

Related Party Balances

The components of the related party balances are as follows:

	June 30, 2026	December 31, 2025
Asset Purchase Agreement balance with Trea Grove	$-	$1,500,000
Tax withholdings receivable relating to Ira Goldfarb severance payment	351,514	151,471
Total receivable balance, related parties	351,514	1,651,471

Payable to Trea Grove	(183,383)	-
Credit card balance payable to Claudia Goldfarb	(43,588)	-
Total payable balance, related parties	(226,971)	-

Net receivable (payable) balance, related parties	$(124,543)	$1,651,471

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

The convertible notes payable to related parties had an outstanding principal balance of $1,103,875 and $1,859,950 at June 30, 2026 and December 31, 2025, respectively, against which unamortized debt discounts of $262,061 and $518,530 were recorded, resulting in net carrying amounts of $841,814 and $1,341,420. Amortization of debt discount of $255,865 and $165,997 was recognized within interest expense for the six months ended June 30, 2026 and 2025, respectively.

The Outstanding Notes payable and related discounts on the detachable warrants were exchanged for the Convertible Notes. The Company determined that the conversion feature of the Convertible Notes is not bifurcated as a derivative and is therefore not within the scope of ASC 815 and ASC 820.

The following schedule summarizes the valuation of financial instruments at fair value on a nonrecurring basis in the balance sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities
Convertible notes payable, related parties, net of discounts	841,814	841,814	1,341,420	1,341,420
Notes payable	602,390	602,390	150,000	150,000
Total liabilities	$1,444,204	1,444,204	$1,491,420	$1,491,420

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

As of June 30, 2026 and December 31, 2025, the Company retained approximately $4,911 and $22,871 of inventory related to certain SKUs that were not transferred in the Asset Purchase Agreement, respectively.

Inventory at respective period ends is as follows:

	June 30, 2026	December 31, 2025
Finished goods	$4,911	$22,871
Total inventory from continuing operations	4,911	22,871
Total inventory from discontinuing operations	-	-

Note 8 – Property and Equipment

Following the sale of substantially all manufacturing and operating assets and the transition to a commission-based distribution model, the Company no longer owns manufacturing facilities, production equipment, or construction-in-progress assets. Property and equipment as of June 30, 2026 and December 31, 2025 consists primarily of office equipment and software.

During the three months ended June 30, 2026, the Company wrote off the remaining net book value of its capitalized enterprise resource planning software of $16,667. As a result, property and equipment was fully depreciated as of June 30, 2026.

Depreciation and amortization expense related to continuing operations was $2,500 and $8,583 for the three months ended June 30, 2026 and 2025, respectively, and $2,500 and $17,167 for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company recorded a loss on disposal of assets of $19,167 and $21,667 for the three and six months ended June 30, 2026, respectively, on the write-off of the remaining net book value of its property and equipment, which is presented within other expense. Depreciation related to the assets used in the manufacture and sale of freeze-dried candy was reclassified to cost of goods sold, and has been included in the loss on discontinued operations.

Property and equipment at consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Software	$-	$70,000
	-	70,000
Less: Accumulated depreciation and amortization	-	(48,333)
Total property and equipment, net	$-	$21,667

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 9 – Leases

The Company determines if an arrangement is a finance lease or operating lease at inception and recognizes right-of-use (“ROU”) assets and lease liabilities at commencement date based on the present value of the lease payments over the lease term. For operating leases, our right-of-use assets are amortized on a straight-line basis over the lease term with rent expense recorded to operating expenses. The Company has elected the practical expedient of not separating lease components from non-lease components. The depreciable life of related leasehold improvements is based on the shorter of the useful life or the lease term.

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

On October 26, 2023, the Company entered into a lease agreement with Prologis, Inc., a Maryland corporation. The Company leased approximately 51,264 square feet in Dallas, Texas for an initial term of approximately five years and two months. The lease commenced on November 1, 2023. The base rent payments started at approximately $42,500 per month in the first year, and increased each year, up to approximately $51,700 per month during the last year of the initial term. Effective September 30, 2025, the Company agreed with Prologis to exit the lease as of September 31, 2025. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset of $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,853, this amount is included in net gain or loss on discontinued operations.

On July 1, 2023, the Company entered into a lease for a warehouse space in Irving, Texas, of approximately 9,000 feet under a 37-month lease at a rate of $8,456 per month, with approximately a 4% annual escalation of lease payments. The facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premises. The incremental borrowing rate for the lease at the time of commencement was 8%. The lease expires July 31, 2026. This is the Company’s only remaining lease obligation.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Right-of-Use lease cost:
Amortization of right-of-use asset related to continuing operations	$65,982	$2,150,679

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Operating lease:
Operating lease assets	$10,989	$76,971

Current portion of operating lease liability	$5,328	$78,171
Noncurrent operating lease liability related to discontinued operations	-	346,861
Total operating lease liability	$5,328	$425,032

Weighted average remaining lease term:
Operating leases (in years)	0.1	0.6
Weighted average discount rate:
Operating lease	8.00%	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Six Months Ended
	June, 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases - continuing operations	$65,982	$826,951
Operating cash flows used for operating leases - discontinued operations	-	-

The future minimum lease payments due under operating leases as of June 30, 2026 is as follows:

Minimum Lease
Fiscal Year Ending December 31,	Commitments
2026	$5,758
Total	$5,758
Less effects of discounting	-
Lease liability recognized	$5,758

Note 10 – Convertible Notes Payable, net

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Notes payable, related parties consist of the following at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Convertible Notes payable, bearing interest at 8% per annum, maturing on April 30, 2030	$897,041	$1,620,022
Convertible Notes payable, bearing interest at 6% per annum, maturing on April 30, 2030	206,834	239,928
Total notes payable, related parties	1,103,875	1,859,950
Less unamortized debt discounts:	262,048	518,530
Convertible notes payable, net	$841,827	$1,341,420

The Company used proceeds from the sale of manufacturing assets to pay down certain notes payable. Interest related to notes payable which were paid down as part of the sale of assets and discontinued operations were reclassified to loss from discontinued operations. Interest expenses related to notes payable, related parties, which were retained as part of the continued operations of the company for the three months ended June 30, 2026 and 2025, are as follows:

	For the Year Ended
	June 30,
	2026	2025
Interest on notes payable, related parties	$43,503	$50,000
Amortization of debt discounts on notes payable, related parties	-	116,617
Interest on notes payable	49,446	3,589
Amortization of debt discounts on notes payable	255,865	12,370
Total interest expense	$348,814	$182,576

Note 11 – Advances – Related Party

As of June 30, 2026, the Company received funds amounting to $452,390 from an investor for the purposes of funding current operations. The investor balance does not bear interest, is not convertible into equity and does not have specified repayment terms. The Company has presented this balance as Advances – related party on the unaudited condensed balance sheet as of June 30, 2026.

Note 12 – Notes Payable

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

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

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

On March 31, 2026, upon the issuance of the Series AAA Preferred Stock, holders of 1,122,609 shares of the Series AAA Preferred Stock converted their shares into 280,652,250 shares of common stock (or 18,756,593 shares of common stock after giving effect to the 15-to-1 reverse stock split). On the same date, Mr. David Lazar converted 410,000 shares of Series AA Preferred Stock into 5,740,000 shares of common stock (or 382,667 shares of common stock after giving effect to the 15-to-1 reverse stock split).

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

Common Stock Sold for Cash

On April 13, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Craft Capital Management, LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option through the Sales Agent, shares of the Company’s common stock, having an aggregate offering price of up to $100 million in an at-the-market program. The issuance and sale, if any, of shares of the Company’s common stock under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333- 294799) for up to $1,000,000,000 of the Company’s securities, which became effective on April 9, 2025, and the related prospectus supplement dated April 13, 2026. As of June 30, 2026, no shares of common stock have been issued under this at-the-market program.

On December 31, 2024, Ira and Claudia Goldfarb purchased 825 shares of common stock jointly, at a share price of $30.75 pursuant to a Stock Purchase Agreement.

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units, including an at-the-market program for up to $20 million of our common stock. As of June 30, 2026, 888,591 shares of our common stock have been issued under the at-the-market program.

On May 2, 2024, the Company priced its registered underwritten public offering of 80,000 shares of the Company’s common stock, par value $0.001, at $150.00 per share. In addition, the Company granted the underwriters a 30-day overallotment option to purchase up to 12,000 additional shares of common stock and issued to the underwriters warrants to purchase 8,000 shares of Common Stock. On May 9, 2024, the underwriters purchased all of the additional shares pursuant to the full exercise of their overallotment option. Including proceeds from the additional shares, the proceeds from the public offering were approximately $11,974,976 net of offering expenses and underwriting discounts and commissions.

On June 28, 2024, the Company raised $3,738,000 of capital from the sale of 34,373 newly issued shares of common stock at a share price of $108.75 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. A total of 10,580 of these shares, or proceeds of $1,150,500 were purchased by officers, directors, and related parties.

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

Note 14 – Options

During the six months ended June 30, 2026, all outstanding options were forfeited and the Company recorded an expense reversal in the amount of $134,860. There were no outstanding options at June 30, 2026.

Note 15 – Warrants

Outstanding Warrants

Warrants to purchase an aggregate total of 12,700 shares of common stock at a weighted average strike price of $9.80, exercisable over a weighted average life of approximately 5 years, were outstanding as of June 30, 2026. These warrants had no intrinsic value as of June 30, 2026.

No warrants were granted, exercised, cancelled, or expired during the three and six months ended June 30, 2026.

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 16 – Segment Reporting

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

The following table provides the operating financial results of our freeze-dried candy segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$-	$1,856,312	$-	$4,333,234
Less: Significant other segment expenses
Cost of goods sold	-	1,986,021	-	3,360,220
Salaries and benefits	1,840,114	1,931,713	2,135,706	3,874,269
Professional services	1,666,285	258,230	2,791,425	450,553
Other general and administrative expenses	268,798	1,745,670	532,008	3,120,118
Depreciation and amortization	19,167	8,583	21,667	17,167
Interest expense, net	105,220	112,607	348,814	268,473
Segment net (loss)	$(3,855,712)	$(4,186,512)	$(5,785,748)	$(6,757,566)

Note 17 - Earnings Per Share

Basic and diluted earnings per share for the three months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(3,855,712)	$(1,270,656)	$(5,785,748)	$(3,039,628)
Loss of discontinued operations, net of tax	(23,315)	(2,915,856)	(583,032)	(3,717,938)
Net loss	(3,879,027)	(4,186,512)	(6,368,780)	(6,757,566)

Basic and dilutive weighted average shares	20,053,450	770,918	10,615,621	763,804

Basic and dilutive (loss) per share - continuing operations	$(0.19)	$(1.64)	$(0.55)	$(3.98)
Basic and dilutive (loss) per share - discontinued operations	$(0.00)	$(3.79)	$(0.05)	$(4.87)

SOW GOOD INC.

Notes to Condensed Financial Statements

(Unaudited)

The table below includes information related to stock options and warrants that were outstanding at the end the three months ended June 30, 2026 and 2025 and at the end of the six months ended June 30, 2026 and 2025, respectively. For periods in which the Company incurred a net loss, these amounts are not included in weighted average dilutive shares because their impact would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average stock options	120,146	177,507	120,146	177,003
Weighted average price of exercisable stock options	$7.02	$20.11	$7.02	$20.11

Weighted average warrants	12,700	12,700	12,700	12,700
Weighted average price of warrants	$136.20	$147.00	$136.20	$147.00

Average price of common stock	$2.67	$0.72	$5.23	$1.61

Note 18 – Income Taxes

The Company recognized income $0 of tax expense in the periods ended June 30, 2026 and 2025, respectively. The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at June 30, 2026 was appropriate.

Note 19 – Subsequent Events

Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the day the financial statements were available to be issued) for potential recognition or disclosure in the financial statements.

Subsequent to June 30, 2026, the Company evaluated various financing alternatives in connection with its proposed strategic expansion into the critical minerals and battery materials sector, including potential equity-based financing transactions, private placements, and other capital raising initiatives to fund the development and advancement of the Nachu Graphite Project in Tanzania and related corporate initiatives. Such potential financing structures may include the issuance of common stock, preferred stock, convertible securities, warrants, or other equity-linked instruments, whether issued in one or more tranches and with or without registration rights.

Nachu Graphite Project Transaction

In August 2026, the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent approving the issuance of shares and other matters necessary to consummate the Transactions, along with approving the entry into alternative structures to otherwise effectuate and consummate the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the notes to those statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.”  The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Factors that might cause or contribute to actual results or performance being materially different from those expressed or implied by such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Annual Report on 10-K.

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

On May 31, 2026, upon the issuance of the Series AAA Preferred Stock, holders of 1,122,609 shares of the Series AAA Preferred Stock converted their shares into 280,652,250 shares of common stock (or 18,756,593 shares of common stock after giving effect to the 15-to-1 reverse stock split). On the same date, Mr. David Lazar converted 410,000 shares of Series AA Preferred Stock into 5,740,000 shares of common stock (or 382,667 shares of common stock after giving effect to the 15-to-1 reverse stock split). In August 2026, Mr. David Lazar converted the remaining shares of Series AA Preferred Stock into 1,017,333 shares of common stock.

The Nachu Graphite Project Transaction

In April 2026, Company entered into a share purchase agreement with Ryzon Materials Limited, an Australian unlisted public company (“Ryzon”), Uranex Tanzania Limited (“Uranex”), Magnis Technologies (Tanzania) Limited (“Magnis Tech”), and Uranex ESIP Pty Limited (“Uranex ESIP” and, together with Ryzon, Uranex and Magnis Tech, the “Sellers”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares (the “Transaction”) of Uranex and Magnis Tech, each a wholly owned Tanzanian subsidiary of Ryzon (collectively, the “Tanzanian Subsidiaries”). The Tanzanian Subsidiaries are the sole holders of the Nachu Graphite Project, an advanced-stage graphite development asset located in the Ruangwa District, Lindi Region of Southern Tanzania, intended to support the Company’s strategic expansion into the critical minerals and battery anode materials sector. The Transaction remains subject to the execution of definitive agreements, completion of due diligence, receipt of regulatory approvals, financing arrangements and other customary closing conditions.

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

Our Ability to Consummate Our Acquisition and Subsequent Development of the Nachu Project

In April 2026, Company entered into a share purchase agreement with Ryzon and the Tanzanian Subsidiaries, pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of the Tanzanian Subsidiaries. The Tanzanian Subsidiaries are the sole holders of the Nachu Graphite Project, an advanced-stage graphite development asset located in the Ruangwa District, Lindi Region of Southern Tanzania, intended to support the Company’s strategic expansion into the critical minerals and battery anode materials sector. The Transaction remains subject to the execution of definitive agreements, completion of due diligence, receipt of regulatory approvals, financing arrangements and other customary closing conditions. Upon closing, the Company intends to focus on advancing the acquired project toward construction and production, with its current consumer products operations managed as a separate business segment, and management believes the Transaction positions us as a burgeoning battery metals company with a platform for additional critical mineral acquisitions in the future. Our ability to consummate the Transaction and bring the Nachu Project to operational will depend on a number of factors and risks, including the time and attention of management, completion of due diligence and other closing conditions for the Acquisition, the ability to obtain additional financing, among many others. The consummation of the Acquisition and the development of the Nachu Project will have a significant impact on our financial position and results of operations.

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

Provision for Income Taxes

The Company recognized a federal income tax expense of $0, for the three months ended June 30, 2026 and 2025. The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences.

Segment Overview

Our chief operating decision maker is our Chief Executive Officer who reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance, as well as for strategic operational decisions and managing the organization. For each of the three months ended June 30, 2026 and 2025, we have determined that we have one operating segment and one reportable segment.

Results of Operations for the Three Months Ended June 30, 2026 and 2025.

The following table summarizes selected items from the statement of operations for the three-month periods ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025	Increase/decrease	% Change

Operating expenses:
General and administrative expenses:
Salaries and benefits	1,840,114	662,224	1,177,890	178%
Professional services	1,666,285	258,230	1,408,055	545%
Other general and administrative expenses	268,798	228,456	40,342	18%
Total general and administrative expenses	3,775,197	1,148,910
Depreciation and amortization	-	8,583	(8,583)	100%
Total operating expenses	3,775,197	1,157,493

Net operating loss	(3,775,197)	(1,157,493)

Other income (expense):
Interest income	43,871	-	43,871	100%
Interest expense	(105,219)	(113,163)	7,943	-7%
Gain on termination of leases	-	-	-
Loss on disposition of assets	(19,167)	-	(19,167)	-100%
Total other (expense)	(80,515)	(113,163)
			-
Loss from continuing operations before tax	(3,855,712)	(1,270,656)	(2,585,056)	203%
Income tax (benefit) provision	-	-	-
Net (loss) from continued operations	(3,855,712)	(1,270,656)
Loss) from discontinued operations	(23,315)	(2,915,856)	2,892,541	99%
Net loss	(3,879,027)	(4,186,512)

Comparison of the three months ended June 30, 2026 and 2025

Revenues

For the three months ended June 30, 2026, the Company recognized approximately $0 of commission revenue under the Distribution Agreement. For the three months ended June 30, 2025, the Company recognized no revenue. The absence of revenue in the 2025 period within continuing operations is due to the Company’s former manufacturing and direct-sales business being presented within discontinued operations following the Company’s strategic restructuring completed on December 31, 2025. As a result, all revenue associated with the legacy operating model is excluded from continuing operations for comparative purposes.

Cost of Goods Sold

No cost of goods sold was recognized for the periods ended June 30, 2026 and 2025.

Gross Profit

No gross profit was recognized for the periods ended June 30, 2026 and 2025.

Operating Expenses

Salaries and Benefits

Salaries and benefits expense from continuing operations for the three months ended June 30, 2026 was $1.8 million, compared to $662 thousand for the three months ended June 30, 2025, representing an increase of $1.2 million, or 178%. The increase was primarily attributable to $1,012,832 of payroll wages, $747,021 of payroll taxes and $80,000 of accrued officer compensation recorded during the current quarter. Salaries and benefits attributable to the Company’s former manufacturing operations, including $1,154,273 of stock-based compensation recognized in the prior year period, are presented within discontinued operations for all periods presented and are therefore excluded from continuing operations.

Professional Services

Professional services expense for the three months ended June 30, 2026 was $1.7 million, compared to $258 thousand for the three months ended June 30, 2025, representing an increase of $1.4 million, or 545%. The increase was primarily attributable to $1,499,515 of legal fees, compared to $161,151 in the prior year period, incurred in connection with the Private Placement, the issuance of the Series AAA Preferred Stock, the reverse stock split, and the Company’s evaluation of strategic alternatives. Legal fees for the current quarter are net of $87,753 of costs capitalized to additional paid-in capital as issuance costs. Accounting fees were substantially unchanged at $65,970, compared to $67,935 in the prior year period, and other professional and consulting fees increased from $71,657 to $100,800.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended June 30, 2026 were $268,798 thousand, compared to $228,456 thousand for the three months ended June 30, 2025, representing an increase of $40,342 thousand, or 18%. The current quarter included $118,750 of director compensation, an increase of $115,191 over the prior year period, and insurance costs that were substantially unchanged year over year, which together offset substantial reductions in the legacy corporate cost base following the Company’s exit from manufacturing operations. Travel expense decreased $65,830, computer software and internet expense decreased $32,226, and bank service charges, office supplies, dues and subscriptions and other routine operating costs decreased by an aggregate of $37,042, in each case compared to the prior year period.

Depreciation

Depreciation and amortization expense for the three months ended June 30, 2026 was $0, compared to $8,583 for the three months ended June 30, 2025, a decrease of $6,083, or 71%. The decrease reflects the substantial elimination of the Company’s depreciable asset base following the December 2025 restructuring. Separately, the Company recorded a loss on disposal of assets of $16,667 during the quarter on the write-off of the remaining net book value of its capitalized software.

Other Income (Expense)

Interest expense for the three months ended June 30, 2026 was $80,515, compared to $113,163 for the three months ended June 30, 2025, representing a decrease of $28,370, or 10%. The decrease was primarily attributable to the repayment of outstanding indebtedness with a portion of the proceeds of the Private Placement completed in December 2025, partially offset by $60,255 of amortization of debt discount on the Company’s convertible notes payable recognized during the current quarter. Interest income for the three months ended June 30, 2026 was $43,871, compared to $0 for the three months ended June 30, 2025, representing an increase of $43,871, or 100%. The increase is solely attributable to interest received from certificates of deposit.

Net Income (Loss)

Net loss from continuing operations for the three months ended June 30, 2026 was $3.9 million, compared to $1.3 million for the three months ended June 30, 2025, representing an increase in loss of $2.6 million, or 203%. The increase was primarily attributable to a $1.4 million increase in professional services expense, driven principally by legal fees incurred in connection with the Private Placement, the issuance of the Series AAA Preferred Stock, the reverse stock split and the Company’s evaluation of strategic alternatives, and a $1.2 million increase in salaries and benefits, partially offset by an $8 thousand decrease in interest expense.

Income from discontinued operations for the three months ended June 30, 2026 was $23,315, compared to a loss of $2,915,856 for the three months ended June 30, 2025, representing a favorable change of $2,936,413. Discontinued operations reflect the results of the Company’s former manufacturing and direct-sales business, substantially all of the assets of which were sold in December 2025, together with commission revenue earned under the Distribution Agreement. The current period result reflects the absence of manufacturing operating losses recognized in the prior year period.

Net loss for the three months ended June 30, 2026 was $3,879,027, compared to $4,186,512 million for the three months ended June 30, 2025, representing a decrease of $307,485, or 7%. The decrease reflects the improvement in results of discontinued operations, more than offset in the ongoing business by the increase in loss from continuing operations described above.

Provision for Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets, primarily as a result of its historical net loss position and the uncertainty regarding the realization of those assets. The Company recognized no provision for or benefit from income taxes for the three months ended June 30, 2026 and 2025. The Company’s effective tax rate for each period differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance.

Results of Operations for the Six Months Ended June 30, 2026 and 2025.

The following table summarizes selected items from the statement of operations for the three-month periods ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025	Increase/decrease	% Change

Operating expenses:
General and administrative expenses:
Salaries and benefits	2,135,706	1,469,007	666,699	45%
Professional services	2,791,425	450,553	2,340,872	520%
Other general and administrative expenses	532,008	807,162	(275,154)	-34%
Total general and administrative expenses	5,459,139	2,726,722
Depreciation and amortization	2,500	17,167	(14,667)	-85%
Total operating expenses	5,461,639	2,743,889

Net operating loss	(5,461,639)	(2,743,889)

Other (expense):
Interest income	43,871		43,871	100%
Interest expense	(348,813)	(295,739)	(53,075)	18%
Gain on termination of leases	-	-	-
Loss on disposition of assets	(19,167)	-	(19,167)	-100%
Total other income (expense)	(324,109)	(295,739)
			-
Loss from continuing operations before tax	(5,785,748)	(3,039,628)	(2,746,120)	90%
Income tax (benefit) provision	-		-
Net income (loss) from continued operations	(5,785,748)	(3,039,628)	(2,746,120)	-90%
Income (loss) of discontinued operations	(583,032)	(3,717,938)	3,178,778	85%
Net loss	(6,368,780)	(6,757,566)

Comparison of the six months ended June 30, 2026 and 2025

Revenues

 The Company recognized no revenue from continuing operations for the six months ended June 30, 2026 and 2025. Commission revenue of approximately $18 thousand earned under the Distribution Agreement during the six months ended June 30, 2026 is presented within discontinued operations. For the three months ended June 30, 2026, the Company did not recognize any commission revenues. The absence of revenue in the 2025 period within continuing operations is due to the Company’s former manufacturing and direct-sales business being presented within discontinued operations following the Company’s strategic restructuring completed on December 31, 2025. As a result, all revenue associated with the legacy operating model is excluded from continuing operations for comparative purposes.

Cost of Goods Sold

No cost of goods sold was recognized for the periods ended June 30, 2026 and 2025.

Gross Profit

No gross profit for goods sold was recognized for the periods ended June 30, 2026 and 2025.

Operating Expenses

Salaries and Benefits

Salaries and benefits expense for the six months ended June 30, 2026 was $2,135,706, compared to $1,469,007 for the six months ended June 30, 2025, representing an increase of $666,699, or 45%. The increase was primarily attributable to $846,370 of payroll taxes, compared to $303,626 in the prior year period, and $1,234,901 of payroll wages, compared to $992,196, together with $80,000 of accrued officer compensation. These increases were partially offset by a $63,494 credit resulting from the forfeiture of previously recognized stock-based compensation and by the elimination of $93,284 of international payroll and benefits costs following the Company’s transition away from manufacturing operations and the related workforce reductions.

Professional Services

Professional services expense for the six months ended June 30, 2026 was $2,791,425, compared to $450,553 for the six months ended June 30, 2025, representing an increase of $2,340,872, or 520%. The increase was primarily attributable to $1,942,545 of legal fees, compared to $213,819 in the prior year period, incurred in connection with the Private Placement, the issuance of the Series AAA Preferred Stock, the reverse stock split and the Company’s evaluation of strategic alternatives, and net of $243,953 of costs capitalized to additional paid-in capital as issuance costs. Consulting fees increased $505,100, of which $465,100 represents the value of common stock issued to advisors for services during the first quarter. These increases were partially offset by a $75,571 decrease in accounting fees, to $125,400 from $200,971, and were accompanied by a $182,617 increase in other professional fees, to $218,380 from $35,763.

Other General and Administrative Expenses

Other general and administrative expenses for the six months ended June 30, 2026 were $532,008, compared to $807,162 for the six months ended June 30, 2025, representing a decrease of $275,154, or 34%. The decrease was primarily attributable to lower administrative and overhead costs following the Company’s exit from its manufacturing operations, including a $176,498 decrease in travel and entertainment expense, a $48,824 decrease in computer software and internet expense, a $27,859 decrease in office supplies, a $21,139 decrease in director compensation and a $15,235 decrease in bank service charges, together with an aggregate decrease of $44,450 in insurance, dues and subscriptions, fuel and ground transportation, payroll service fees and other routine operating costs.

Depreciation

The Company recorded $2,500 in depreciation and amortization expense within continuing operations for the six months ended June 30, 2026, compared to $17,167 for the six months ended June 30, 2025, respectively. The decrease reflects the December 2025 restructuring, which eliminated substantially all of the Company’s depreciable asset base.

During the three months ended June 30, 2026, the Company wrote off the remaining net book value of its capitalized software. That write-off, together with the related depreciation recorded in the period, is presented as a loss on disposal of assets of $19,167 for the six months ended June 30, 2026, respectively, within other expense. No loss on disposal was recorded in the corresponding periods of 2025. The Company had no remaining property and equipment at June 30, 2026.

Depreciation associated with the Company’s former manufacturing assets is presented within discontinued operations for all periods presented and is therefore excluded from continuing operations.

Other Income (Expense)

Interest expense for the six months ended June 30, 2026 was $324,109, compared to $295,739 for the six months ended June 30, 2025, representing an increase of $32,648, or 29%. The composition of interest expense differed between periods. The current period includes $255,865 of amortization of debt discount on the Company’s convertible notes payable, compared to $165,997 in the prior year period, partially offset by a decrease in face interest to $92,949 from $129,742 following the repayment of outstanding indebtedness with a portion of the proceeds of the Private Placement completed in December 2025. Interest income for the six months ended June 30, 2026 was $43,871, compared to $0 for the six months ended June 30, 2025, representing an increase of $43,871, or 100%. The increase is solely attributable to interest received from certificates of deposit.

Net Income (Loss)

Net loss from continuing operations for the six months ended June 30, 2026 was $5,785,748, compared to $3,039,628 for the six months ended June 30, 2025, representing an increase in loss of $2,746,120, or 90%. The increase was primarily attributable to a $2,340,872 increase in professional services expense, driven principally by legal fees incurred in connection with the Private Placement, the issuance of the Series AAA Preferred Stock, the reverse stock split and the Company’s evaluation of strategic alternatives, and a $666,699 increase in salaries and benefits, partially offset by a $275,154 decrease in other general and administrative expenses.

Loss from discontinued operations for the six months ended June 30, 2026 was $583,032, compared to $3,717,938 for the six months ended June 30, 2025, representing a decrease of $3,134,906, or 84%. Discontinued operations reflect the results of the Company’s former manufacturing and direct-sales business, substantially all of the assets of which were sold in December 2025, together with commission revenue earned under the Distribution Agreement. The decrease reflects the absence of manufacturing operating losses recognized in the prior year period.

Net loss for the six months ended June 30, 2026 was $6,368,780, compared to $6,757,566 for the six months ended June 30, 2025, representing a decrease of $388,786, or 6%. The decrease reflects the improvement in results of discontinued operations, substantially offset by the increase in loss from continuing operations described above.

Provision for Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets, primarily as a result of its historical net loss position and the uncertainty regarding the realization of those assets. The Company recognized no provision for or benefit from income taxes for the six months ended June 30, 2026 and 2025. The Company’s effective tax rate for each period differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance.

Liquidity, Going Concern and Capital Resources

The following table summarizes our total current assets, liabilities and working capital at June 30, 2026 and December 31, 2025.

	June 30	December 31,
	2026	2025
Current Assets	$383,469	$3,392,778

Current Liabilities	$5,600,588	$6,187,442

Working Capital	$(5,217,119)	$(2,794,664)

As of June 30, 2026, the Company had a working capital deficit of $5,217,119, compared to a working capital deficit of $2,794,664 as of December 31, 2025. The increase of $2,422,455 was primarily attributable to a $3,009,309 decrease in current assets, including the collection or settlement of $1,651,471 of accounts receivable - related party and a $1,465,953 decrease in cash and cash equivalents, partially offset by a $586,854 decrease in current liabilities

As of June 30, 2026, cash and cash equivalents were $8,492, compared to $1,474,445 as of December 31, 2025. The decrease of $1,465,953 was primarily attributable to $4,452,345 of cash used in operating activities, partially offset by $2,986,392 of cash provided by financing activities, consisting of $2,999,990 of net proceeds from the issuance of Series AAA Preferred Stock and $452,390 of proceeds from notes payable, less $465,988 of payments on convertible notes. There were no investing activities during the period. The Company’s cash on hand at June 30, 2026 is not sufficient to fund its operations, and it will require additional financing — see the discussion of going concern below.

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

On April 13, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Craft Capital Management, LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell from time to time, at its option through the Sales Agent, shares of the Company’s common stock, having an aggregate offering price of up to $100 million in an at-the-market program. The issuance and sale, if any, of shares of the Company’s common stock under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No. 333- 294799) for up to $1,000,000,000 of the Company’s securities, which became effective on April 9, 2025, and the related prospectus supplement dated April 13, 2026. As of June 30, 2026, no shares of common stock have been issued under this at-the-market program.

On November 14, 2024 the Company filed a shelf registration to offer and sell from time to time in one or more offerings, up to $50.0 million in aggregate of common stock, preferred stock, debt securities, warrants, and units, including an at-the-market program for up to $20 million of our common stock. As of June 30, 2026, 888,591 shares of our common stock have been issued under the at-the-market program.

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

Cash Flows

The following table summarizes our cash flows during the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) operating activities, continuing operations	$(3,426,585)	$(1,656,419)
Net cash (used in) operating activities, discontinued operations	$(869,560)	$(858,465)
Net cash (used in) investing activities	-	(249,140)
Net cash provided by financing activities	2,830,192	-

Net change in cash and cash equivalents	$(1,465,953)	$(2,764,024)

Net cash used in operating activities from continuing operations was $3,426,585 for the six months ended June 30, 2026, compared to $1,656,419 for the six months ended June 30, 2025. The increase in cash used was primarily attributable to the $2,789,992 increase in loss from continuing operations and the payment of $1,292,500 of accrued severance, partially offset by the collection of $1,343,545 of accounts receivable – related party, a $1,236,653 increase in accrued expenses and the return of $257,663 of security deposits. Net cash used in operating activities from discontinued operations increased to $869,560 from $858,465, reflecting the wind-down of the Company’s former manufacturing operations and capitalized costs incurred in prior periods.

The Company had no cash flows from investing activities for the six months ended June 30, 2026, compared to net cash used in investing activities of $249,140 for the six months ended June 30, 2025. The decrease was attributable to the absence of capital expenditures in the current period following the sale of substantially all of the Company’s manufacturing assets in December 2025. Cash used in investing activities in the prior year period consisted of amounts paid for construction in progress.

Net cash provided by financing activities was $2,830,192 for the six months ended June 30, 2026, compared to no cash flows from financing activities for the six months ended June 30, 2025. Cash provided by financing activities during the 2026 period consisted of $2,843,790 of proceeds from the issuance of the Series AAA Preferred Stock and $452,390 of net proceeds from notes payable, partially offset by $465,988 of net payments on convertible notes.

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

On May 22, 2024, the Company entered into an industrial lease (the “Lease”) with USCIF Pinnacle Building B LLC, a Delaware limited liability company. Pursuant to the terms of the Lease, the Company will lease approximately 324,000 rentable square feet from the Lessor at 4024 Rock Quarry Road, Dallas, Texas for a term of approximately 62 months, which the Company intends to use as industrial and manufacturing space. The term of the Lease commenced on May 22, 2024. The Lease provides for graduated rent payments starting at $122,175 per month, and increasing up to $297,289.14 per month by the end of the Lease, plus taxes, insurance and common area maintenance costs. The Company was required to provide a security deposit in the amount of $1,000,000 in connection with the Lease. Effective June 30, 2026, the Company agreed with Pinnacle to exit the facility on January 31, 2026. As a result of reducing the lease term by 42 months, the company reduced the related right-of-use asset by $10,397,922 and the lease liability by $11,829,536, resulting in a noncash gain $1,431,614.

On October 26, 2023, the Company entered into a lease agreement (the “2023 Lease Agreement”) with Prologis, Inc., a Maryland corporation. Pursuant to the terms of the 2023 Lease Agreement, beginning on November 1, 2023 the Company leases approximately 51,264 rentable square feet at Stemmons 10, 308 Mockingbird Lane, Dallas, TX 75247 for a term of approximately five years and two months (the “Initial Term”), which the Company intends to use as warehousing and distribution space. The 2023 Lease Agreement provides for base rent payments starting at approximately $42.5 thousand per month (taking into consideration an initial phase-in of the base rent obligation) in the first year of the Initial Term, and increase each year, up to approximately $51.7 thousand per month during the last year of the Initial Term. The 2023 Lease Agreement may be extended for a period of five years, at the option of the Company, at a rate to be based on a fair market rent rate determined at the time of the extension. Effective June 30, 2026, the Company agreed with Prologis to exit the lease as of June 30, 2026. As a result of reducing the lease term by 39 months, the company derecognized the related right-of-use asset $2,325,675 and the lease liability of $2,673,619, resulting in a noncash gain of $347,943.

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

Foreign Currency Risk

We did not hold a material amount of cash in foreign jurisdictions as of June 30, 2026.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation as of June 30, 2026, our Chief Executive Officer, Claudia Goldfarb, and our Chief Financial Officer, Donna Guy concluded that our disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2026, we had cash and cash equivalents of $8 thousand and an accumulated deficit of $4.4 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us, and, to the extent it is obtained, it would likely have rights, preferences, and privileges senior to those of holders of our common stock and would further dilute our current stockholders. Our ability to raise capital is also constrained by the price of and demand for our common stock. The inclusion of disclosures expressing substantial doubt about our ability to continue as a going concern could also materially adversely affect our stock price and our ability to raise new capital. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations in which case our investors could lose some or all of their investment.

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

There is no assurance that we will maintain compliance with the minimum listing requirements with all applicable requirements for continued listing on Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Item 6. Exhibits.

Exhibit No	Description
1.1	Sales Agreement, dated April 13, 2026, by and between Sow Good Inc. and Craft Capital Management, LLC. (incorporated by reference to Exhibit 1.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 13, 2026)

2.1	Agreement and Plan of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

2.2	Articles of Merger by and between Sow Good Inc. and Black Ridge Oil & Gas, Inc., dated January 20, 2021 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on January 22, 2021)

2.3	Plan of Conversion of Sow Good Inc. (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

2.4	Share Purchase Agreement, dated April 20, 2026, by and among SOWG Tanzania Inc., Sow Good Inc., Ryzon Material Limited, Uranex Tanzania Limited, Magnis Technologies (Tanzania) Limited and Uranex ESIP Pty Limited (incorporated by reference to Exhibit 2.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 21, 2026)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.3	Articles of Conversion (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.4	Certificate of Conversion (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on February 22, 2024)

3.5	Amendment to Certificate of Incorporate (incorporated by reference to Exhibit 3.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 17, 2026)

3.6	Certificate of Designations, Preferences and Rights of Series AAA Convertible Redeemable Preferred Stock, dated as of March 31, 2026 (incorporated by reference to Exhibit 3.1 on the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on March 31, 2026)

4.1	Form of Common Stock Certificate of Sow Good Inc. (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on June 22, 2024)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the Securities and Exchange Commission by Sow Good Inc. on June 22, 2024)

10.1	Form of Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by Sow Good Inc. on April 30, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOW GOOD INC.

Date: August 19, 2026	By:	/s/ Yisroel Goldberg
Yisroel Goldberg, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)